Form 10-K
period 1993-12-31
SAN DIEGO GAS & ELECTRIC CO
filed 1994-03-04
CIK 86521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended                  December 31, 1993
                            ------------------------------------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to _______

Commission File Number 1-3779

SAN DIEGO GAS & ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)
CALIFORNIA
(State or other jurisdiction of incorporation or organization)
95-1184800
(I.R.S. Employer Identification No.)
101 ASH STREET, SAN DIEGO, CALIFORNIA
(Address of principal executive offices)
92101
(Zip code)
(619) 696-2000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class                 Name of each exchange on which registered
Preference Stock (Cumulative)
Without Par Value (except $1.70
and $1.7625 Series)                 American and Pacific
Cumulative Preferred Stock, $20
Par Value (except 4.60% Series)     American and Pacific
Common Stock, Without Par Value     New York and Pacific

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ------    -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index on page 31.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1994:
Common Stock        $2.8 Billion
Preferred Stock     $18 Million

As of January 31, 1994, there were 116,480,387 shares of common stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1993 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the March 1994 Proxy Statement prepared for the April 1994 annual meeting of shareholders are incorporated by reference into Part III.

INDEX

PART I
ITEM 1.  Business
              Description of Business . . . . . . . . . . . . . .. . . . . 4
              Government Regulation . . . . . . . . . . . . . . . . . . .  4
              Competition . . . . . . . . . . . . . . . . . . . . . . . .  5
              Sources of Revenue  . . . . . . . . . . . . . . . . . . . .  5
         Electric Operations
              Introduction  . . . . . . . . . . . . . . . . . . . . . . .  6
              Resource Planning . . . . . . . . . . . . . . . . . . . . .  6
              Electric Resources  . . . . . . . . . . . . . . . . . . . .  6
              Nuclear Generating Plants . . . . . . . . . . . . . . . . .  6
              Oil/Gas Generating Plants . . . . . . . . . . . . . . . . .  7
              Purchased Power . . . . . . . . . . . . . . . . . . . . . .  8
              Power Pools . . . . . . . . . . . . . . . . . . . . . . . . 10
              Transmission Arrangements . . . . . . . . . . . . . . . . . 11
              Transmission Access . . . . . . . . . . . . . . . . . . . . 11
              Fuel and Purchased Power Costs  . . . . . . . . . . . . . . 12
              Electric Fuel Supply  . . . . . . . . . . . . . . . . . . . 12
         Natural Gas Operations . . . . . . . . . . . . . . . . . . . . . 13
         Rate Regulation
              Base Rates  . . . . . . . . . . . . . . . . . . . . . . . . 13
              Fuel and Energy Rates . . . . . . . . . . . . . . . . . . . 13
              Electric Fuel Costs and Sales Volumes . . . . . . . . . . . 14
              Natural Gas Costs and Sales Volumes . . . . . . . . . . . . 14
              Other Costs . . . . . . . . . . . . . . . . . . . . . . . . 14
              Performance-Based Ratemaking  . . . . . . . . . . . . . . . 15
              Electric Rates  . . . . . . . . . . . . . . . . . . . . . . 16
              Natural Gas Rates . . . . . . . . . . . . . . . . . . . . . 16
         Environmental, Health and Safety
              Electric and Magnetic Fields  . . . . . . . . . . . . . . . 16
              Hazardous Substances
                BKK Corporation . . . . . . . . . . . . . . . . . . . . . 17
                Waste Water Treatment . . . . . . . . . . . . . . . . . . 17
                Aboveground Tanks . . . . . . . . . . . . . . . . . . . . 17
                Underground Storage . . . . . . . . . . . . . . . . . . . 18
                Station B . . . . . . . . . . . . . . . . . . . . . . . . 18
                Encina Power Plant  . . . . . . . . . . . . . . . . . . . 18
                Manufactured Gas Plant Sites  . . . . . . . . . . . . . . 19
              Air Quality . . . . . . . . . . . . . . . . . . . . . . . . 19
              Water Quality . . . . . . . . . . . . . . . . . . . . . . . 20
              Asbestos  . . . . . . . . . . . . . . . . . . . . . . . . . 20
              Transmission Line Aerial Safety . . . . . . . . . . . . . . 20
         Other
              Research, Development and Demonstration . . . . . . . . . . 20
              Wages . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
              Employees of Registrant . . . . . . . . . . . . . . . . . . 21
              Foreign Operations  . . . . . . . . . . . . . . . . . . . . 21

ITEM 2. Properties
        Electric Properties . . . . . . . . . . . . . . . . . . . . . . . 21
        Natural Gas Properties  . . . . . . . . . . . . . . . . . . . . . 22
        General Properties  . . . . . . . . . . . . . . . . . . . . . . . 22
        Subsidiary Properties . . . . . . . . . . . . . . . . . . . . . . 22

ITEM 3. Legal Proceedings
        Century Power Litigation  . . . . . . . . . . . . . . . . . . . . 22
        City of San Diego Franchise   . . . . . . . . . . . . . . . . . . 23
        American Trails . . . . . . . . . . . . . . . . . . . . . . . . . 23
        Subsidiary Shareholder  . . . . . . . . . . . . . . . . . . . . . 24
        Public Service Company of New Mexico  . . . . . . . . . . . . . . 24
        Canadian Natural Gas  . . . . . . . . . . . . . . . . . . . . . . 25
        Electric and Magnetic Fields
              McCartin  . . . . . . . . . . . . . . . . . . . . . . . . . 25
              North City West . . . . . . . . . . . . . . . . . . . . . . 25
              Blackburn vs. Watt  . . . . . . . . . . . . . . . . . . . . 26
        Graybill/Metropolitan Transit Development Board
              Graybill  . . . . . . . . . . . . . . . . . . . . . . . . . 26
              Metropolitan Transit Development Board  . . . . . . . . . . 27
        Transphase Systems Litigation . . . . . . . . . . . . . . . . . . 27
        Tang Litigation . . . . . . . . . . . . . . . . . . . . . . . . . 27
        Environmental Issues  . . . . . . . . . . . . . . . . . . . . . . 28
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 29
        EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . 29

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . 30
ITEM 6. SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . 30
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . 30
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . 30
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . 30

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . 30
ITEM 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . 30
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . 30
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . 30

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . 31

Independent Auditors' Consent . . . . . . . . . . . . . . . . . . . . . . 37

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

                                       3
PART I

ITEM 1.  BUSINESS
- ---------------------------------------------------------------------------

DESCRIPTION OF BUSINESS

San Diego Gas & Electric Company is an operating public utility organized and existing under the laws of the State of California. SDG&E is engaged principally in the electric and natural gas business. It generates and purchases electric energy and distributes it to 1.1 million customers in San Diego County and a portion of Orange County, California. It also purchases natural gas and distributes it to 690,000 customers in San Diego County. In addition, it transports electricity and natural gas for others. Factors affecting SDG&E's utility operations include competition, population growth, customers' bypass of its electric and gas system, nonutility generation, changes in interest and inflation rates, environmental and other laws, regulation, and deregulation.

SDG&E's diversified interests include three wholly owned subsidiaries: Enova Corporation, which invests in affordable-housing projects; Califia Company, which conducts leasing activities; and Pacific Diversified Capital Company, which is a holding company for SDG&E's other subsidiaries. PDC owns an 80-percent share in Wahlco Environmental Systems, a supplier of air pollution control and energy-saving products and services for utilities and other industries. PDC's wholly owned subsidiary, Phase One Development is a commercial real estate developer. Additional information concerning SDG&E's subsidiaries is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on Page 18 in the 1993 Annual Report to Shareholders and in Note 2 of the "Notes to Financial Statements" beginning on Page 32 of the 1993 Annual Report to Shareholders.

GOVERNMENT REGULATION

Local Regulation

SDG&E has separate electric and gas franchises with the two counties and 25 cities in its service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and gas in the streets and other public places. The franchises do not have fixed terms, except for the following:

     GRANTOR                  TYPE                 EXPIRATION
- --------------------------------------------------------------
City of Chula Vista      Electric and gas             1997
City of Encinitas        Electric and gas             2012
City of San Diego        Electric and gas             2021
City of Coronado         Electric and gas             2028
City of Escondido        Gas                          2036
County of San Diego      Gas                          2030
- --------------------------------------------------------------

State Regulation

The California Public Utilities Commission consists of five members appointed by the governor and confirmed by the senate. The commissioners serve six-year terms and have the authority to regulate SDG&E's rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as the environment, deregulation and competition, to determine its future policies.

The California Energy Commission has discretion over electric demand forecasts for the state and for specific service territories. Based upon these forecasts, the CEC determines the need for additional plants and for conservation programs. The CEC sponsors alternative-energy research and development projects, promotes energy conservation programs, and maintains a statewide plan of action in case of energy shortages. In addition, the CEC certifies power plant sites and related facilities within California.

Federal Regulation

The Federal Energy Regulatory Commission regulates electric rates involving sales for resale, transmission access, rates of depreciation and uniform systems of accounts. The FERC also regulates the interstate sale and transportation of natural gas.

The Nuclear Regulatory Commission oversees the licensing, construction and operation of nuclear facilities. NRC regulations require extensive review of the safety, radiological and environmental aspects of these facilities. Periodically, the NRC requires that newly developed data and techniques be used to reanalyze the design of a nuclear power plant and, as a result, requires plant modifications as a condition of continued operation in some cases.

Licenses and Permits

SDG&E obtains a number of permits, authorizations and licenses in connection with the construction and operation of its electric generating plants. Discharge permits, San Diego Air Pollution Control District permits and NRC licenses are the most significant examples. The licenses and permits may be revoked or modified by the granting agency if facts develop or events occur that differ significantly from the facts and projections assumed in granting the approval. Furthermore, discharge permits and other approvals are granted for a term less than the expected life of the facility. They require periodic renewal, which results in continuing regulation by the granting agency.

Other regulatory matters are described throughout this report.

COMPETITION

This topic is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders and in "Rate Regulation" and "Electric Operations" herein.

SOURCES OF REVENUE

(In Millions of Dollars)                    1993           1992        1991
- -----------------------------------------------------------------------------
Utility revenue by type of customer:
Electric -
     Residential                          $  615         $  601       $  561
     Commercial                              572            543          503
     Industrial                              250            245          230
     Other                                    77             58           64
- -----------------------------------------------------------------------------
         Total Electric                    1,514          1,447        1,358
- -----------------------------------------------------------------------------
Gas -
     Residential                             195            181          184
     Commercial                               63             61           67
     Industrial                               40             54           68
     Other                                    49             41           19
- -----------------------------------------------------------------------------
         Total Gas                           347            337          338
- -----------------------------------------------------------------------------
     Total Utility                         1,861          1,784        1,696
- -----------------------------------------------------------------------------
Diversified Operations                       119             87           93
- -----------------------------------------------------------------------------
     Total                                $1,980         $1,871       $1,789
- -----------------------------------------------------------------------------

Industry segment information is contained in "Statements of Consolidated Financial Information by Segments of Business" on Page 31 of the 1993 Annual Report to Shareholders.

ELECTRIC OPERATIONS

INTRODUCTION

SDG&E's philosophy of providing adequate energy at the lowest possible cost has been based on a combination of production from its own plants and purchases from other producers. The purchases have been a combination of short-term and long-term contracts and spot purchases. All resource acquisitions are obtained through a competitive bidding process. This method of acquisition is encouraged by both the CPUC and the CEC. It is likely this process will continue into the foreseeable future in California. To date, competitive bidding has been limited to generation sources and has not included energy conservation measures that could reduce the need for generation capacity. However, the CPUC has recently ordered utilities in the state to implement pilot demonstration projects to allow others to competitively bid to supply energy conservation services to utilities' customers.

RESOURCE PLANNING

In 1992 the CPUC issued a decision on the Biennial Resource Plan Update proceedings. As a result of the decision, SDG&E was required to allow qualified nonutility power producers that cogenerate or use renewable energy technologies to competitively bid for a portion of SDG&E's future capacity needs. The decision also required SDG&E to implement energy-conservation programs which would reduce SDG&E's future need for additional capacity. In addition, the CPUC granted SDG&E the flexibility to determine how best to meet its remaining capacity requirements.

In 1993 SDG&E was involved in various stages of completing three separate solicitations for new power sources. These three solicitations include contract negotiations for short-term purchased power ranging from 200 to 700 mw for the period 1994 through 1997, the BRPU auction for 491 mw of capacity by 1997, and competitive bidding to determine whether the proposed 500-mw South Bay Unit 3 Repower project could be replaced by lower-cost power. Additional information concerning resource planning is discussed in "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders.

ELECTRIC RESOURCES

Based on generating plants in service and purchased power contracts in place as of January 31, 1994, the net megawatts of firm electric power available to SDG&E during the next summer (normally the time of highest demand) are as follows:

SOURCE                                              NET MEGAWATTS
- ------------------------------------------------------------------
Nuclear generating plants                                     430
Oil/gas generating plants                                   1,611
Combustion turbines                                           332
Long-term contracts with other utilities                      675
Short-term contracts with other utilities                     342
Contracts with others                                         217
- ------------------------------------------------------------------
           Total                                            3,607
- ------------------------------------------------------------------

SDG&E'S 1993 system peak demand of 2,850 mw occurred on September 8, when the net system capability, including power purchases, was 3,474 mw. SDG&E's record system peak demand of 3,285 mw occurred on August 17, 1992, when the net system capability was 3,669 mw.

NUCLEAR GENERATING PLANTS

SDG&E owns 20 percent of the three nuclear units at San Onofre Nuclear Generating Station. The cities of Riverside and Anaheim own a total of 5 percent of SONGS 2 and 3. Southern California Edison Company owns the remaining interests and operates the units.

In November 1992 the CPUC issued a decision to permanently shut down SONGS 1.

The NRC requires that SDG&E and Edison file a decommissioning plan in 1994, although final dismantling will not occur until SONGS 2 and 3 are also retired. The unit's spent nuclear fuel has been removed from the reactor and stored on-site. In March 1993 the NRC issued a Possession-Only License for SONGS 1, and the unit is expected to be in its final long-term permanently defueled storage condition by April 1994.

SONGS 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 mw of SONGS 2 and 216 mw of SONGS 3.

Between 1991 and 1993, SDG&E spent $83 million on capital modifications and additions for all three units and expects to spend $26 million in 1994 on SONGS 2 and 3. SDG&E deposits funds in an external trust to provide for the future dismantling and decontamination of the units. The shutdown of SONGS 1 will not affect contributions to the trust. For additional information, see Note 5 of the "Notes to Consolidated Financial Statements" beginning on Page 32 of the 1993 Annual Report to Shareholders.

In 1983 the CPUC adopted performance incentive plans for SONGS that set a Target Capacity Factor range of 55 to 80 percent for SONGS 2 and 3. Energy costs or savings outside that range are shared equally by SDG&E and its customers. Since the TCF was adopted, these units have operated above 55 percent for each of their fuel cycles. In addition to always attaining the minimum TCF, SONGS 2 and 3 have exceeded the range a total of four times in the eleven completed cycles. However, there can be no assurance that they will continue to achieve a 55 percent capacity factor.

Additional information concerning the SONGS units is described under "Environmental, Health and Safety" and "Legal Proceedings" herein and in "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders and in Notes 5 and 9 of the "Notes to Consolidated Financial Statements" beginning on Page 32 of the 1993 Annual Report to Shareholders.

OIL/GAS GENERATING PLANTS

SDG&E's South Bay and Encina power plants are equipped to burn either fuel oil or natural gas. The four South Bay units went into operation between 1960 and 1971 and can generate 690 mw. The five Encina units began operation between 1954 and 1978 and can generate 921 mw. SDG&E sold and leased back Encina Unit 5 (315 mw) in 1978. The lease term is through 2004, with renewal options for up to 15 additional years.

SDG&E has 19 combustion turbines that were placed in service from 1966 to 1979. They are located at various sites and are used only in times of peak demand.

The Silver Gate plant is in storage and its 230 mw are not included in the system's capability. Silver Gate is not currently scheduled to return to service. The plant would have to comply with various environmental rules and regulations before returning to service. The cost of compliance could be significant.

Additional information concerning SDG&E's power plants is described under "Environmental, Health and Safety," "Electric Resources" and "Electric Properties" herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders.

PURCHASED POWER

The following table lists significant contracts with other utilities and others:

                                                   Megawatt
         Supplier              Period             Commitment      Source
- ---------------------------------------------------------------------------

Long-Term Contracts with Other Utilities:

Bonneville Power         May Through September       300        Hydro Power
Administration           (1994, 1995, 1996)

Comision Federal de      Through September 1997      150        Geothermal
Electricidad (Mexico)

Portland General         Through December 1998        50        Hydro storage
Electric Company         Through December 2013        75        Coal

Public Service Company   Through April 2001          100        System supply
of New Mexico

Short-Term Contracts with Other Utilities:

Imperial Irrigation      Through March 1994          150        System Supply
District

PacifiCorp               Through December 1994       200        System Supply

Rocky Mountain           Through December 1994        67        Coal
Generation Cooperative

Salt River Project       Through December 1994        75        System Supply

Contracts with Others:

Bayside Cogeneration     June 1995 through            50        Cogeneration
                         June 2025

Cities of Azusa, Banning Through December 1994        65        Coal
and Colton               January-December 1995        40

Goal Line Limited        November 1994 through        50        Cogeneration
Partnership              November 2024

Sithe Energies           Through December 2019       102        Cogeneration
USA, Inc.

Yuma Cogeneration        June 1994 through            50        Cogeneration
Associates               June 2024

The commitment with CFE is for energy and capacity. The others are for capacity only. The capacity charges are based on the costs of the generating facilities from which purchases are made. These charges generally cover costs such as lease payments, operating and maintenance expenses, transmission expenses, administrative and general expenses, depreciation, state and local taxes, and a return on the seller's rate base (if a utility) or other markup on the seller's cost.

Energy costs under the CFE contract are indexed to changes in Mayan crude oil prices and the dollar/peso exchange rate. Energy costs under the other contracts are based primarily on the cost of fuel used to generate the power.

The locations of the suppliers which have long-term contracts with SDG&E and the primary transmission lines (and their capacities) used by SDG&E are shown on the following map of the Western United States. The transmission capacity shown for the Pacific Intertie does not reflect the effects of the temporary earthquake damage discussed under "Transmission Arrangements - Pacific Intertie" herein. Where applicable, interconnection to the primary lines is provided by contract.












[MAP]











LONG-TERM CONTRACTS WITH OTHER UTILITIES

BONNEVILLE POWER ADMINISTRATION: In 1993 SDG&E and BPA entered into an agreement for the exchange of capacity and energy. SDG&E provides BPA with off-peak, non-firm energy in exchange for capacity and associated energy. In addition, SDG&E makes energy available for BPA to purchase during the period January through April of each year. To facilitate the exchange, SDG&E has an agreement with Edison for 100 mw of firm transmission service from the Nevada-Oregon border to SONGS.

COMISION FEDERAL DE ELECTRICIDAD: In 1986 SDG&E began the 10-year term of a purchase agreement under which SDG&E purchases firm energy and capacity of 150 mw from CFE. In March 1990 SDG&E obtained an option, exercisable on or before September 1, 1994, to extend the purchase agreement by up to 13 months.

PORTLAND GENERAL ELECTRIC COMPANY: In 1985 SDG&E and PGE entered into an agreement for the purchase of 75 mw of capacity from PGE's Boardman Coal Plant from January 1989 through December 2013. SDG&E pays a monthly capacity charge plus a charge based upon the amount of energy received. In addition, SDG&E has 50 mw of available firm hydro storage service with PGE through

December 1998. SDG&E has also purchased from PGE 75 mw of transmission service in the northern section of the Pacific Intertie through December 2013.

PUBLIC SERVICE COMPANY OF NEW MEXICO: In 1985 SDG&E and PNM entered into an agreement for the purchase of 100 mw of capacity from PNM's system from June 1988 through April 2001. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

SHORT-TERM CONTRACTS WITH OTHER UTILITIES

IMPERIAL IRRIGATION DISTRICT: In September 1993 SDG&E and IID entered into an agreement for the purchase of 150 mw of firm energy through March 1994. The energy charge is based on the amount of energy received.

PACIFICORP: In October 1993 SDG&E entered into an agreement with PacifiCorp for the purchase of 200 mw of capacity during 1994. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

ROCKY MOUNTAIN GENERATION COOPERATIVE: In October 1993 SDG&E and RMGC entered into an agreement for the purchase of 67 mw of capacity through December 1994. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

SALT RIVER PROJECT: In December 1993 SDG&E and SRP entered into an agreement for the purchase of 75 mw of capacity through December 1994. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

CONTRACTS WITH OTHERS

BAYSIDE COGENERATION: SDG&E and Bayside have entered into a 30-year agreement for the purchase of 50 mw of capacity which is scheduled to begin in June 1995. SDG&E will pay a capacity charge plus a charge based on the amount of energy received.

CITIES OF AZUSA, BANNING AND COLTON: In 1993 SDG&E and the cities entered into an agreement for the purchase of 65 mw of capacity from January 1994 through December 1994 and 40 mw of capacity from January 1995 through December 1995. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

GOAL LINE LIMITED PARTNERSHIP: SDG&E and Goal Line have entered into a 30-year agreement for the purchase of 50 mw of capacity which is scheduled to begin in November 1994. SDG&E will pay a capacity charge plus a charge based on the amount of energy received.

SITHE ENERGIES USA, INC.: In April 1985 SDG&E entered into three 30-year agreements for the purchase of 102 mw of capacity from December 1989 through December 2019. SDG&E pays a capacity charge plus a charge for the amount of energy received.

YUMA COGENERATION ASSOCIATES: SDG&E and Yuma Cogeneration Associates have entered into a 30-year agreement for 50 mw of capacity which is scheduled to begin in June 1994. SDG&E will pay a capacity charge plus a charge for the amount of energy received.

Additional information concerning SDG&E's purchased power contracts is described in "Legal Proceedings" herein and in Note 9 of the "Notes to Consolidated Financial Statements" beginning on Page 32 of the 1993 Annual Report to Shareholders.


POWER POOLS

In 1964 SDG&E, Pacific Gas & Electric and Edison entered into the California Power Pool Agreement. It provides for the transfer of electrical capacity and energy by purchase, sale or exchange during emergencies and at other mutually determined times.

SDG&E is a participant in the Western Systems Power Pool, which involves an electric power and transmission rate agreement with utilities and power agencies located from British Columbia through the western states and as far east as the Mississippi River. The 54 investor-owned and municipal utilities, state and federal power agencies, and energy brokers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to target and coordinate delivery of cost-effective sources of power from outside their service territories through a centralized exchange of information.

TRANSMISSION ARRANGEMENTS

In addition to interconnections with other California utilities, SDG&E has firm transmission capabilities for purchased power from the Northwest, the Southwest and Mexico.

Pacific Intertie

SDG&E, PG&E and Edison share transmission capacity on the Pacific Intertie under an agreement that expires in July 2007. The Pacific Intertie enables SDG&E to purchase and receive surplus coal and hydroelectric power from the Northwest. SDG&E's share of the intertie is 266 mw. SDG&E recently purchased up to an additional 200 mw of firm rights on the Pacific Intertie through 1996. In January 1994 a major earthquake centered in Los Angeles County, California temporarily reduced SDG&E's share of the intertie's available capacity to about 100 mw. Repairs to the transmission facilities are scheduled to be completed in December 1994. SDG&E does not expect this to have a significant impact on its transmission capabilities within California.

Southwest Powerlink

SDG&E's 500-kilovolt Southwest Powerlink transmission line, which it shares with Arizona Public Service Company and IID, extends from Palo Verde, Arizona to San Diego and enables SDG&E to import power from the Southwest. SDG&E's share of the line is 914 mw, although it can be less, depending on specific system conditions.
Mexico Interconnection

Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 mw. SDG&E uses this interconnection for transactions with CFE.

Additional Transmission Capabilities

Through an agreement with Edison, SDG&E has obtained the option to purchase 100 mw of transmission service on the existing Palo Verde - Devers transmission line in the late 1990s. The agreement is contingent upon Edison's construction of its second transmission line connecting the Palo Verde Nuclear Generating Station in Arizona to the Devers substation near Palm Springs, California. This agreement also provides SDG&E with the option to exchange up to 200 mw of Southwest Powerlink transmission rights for up to 200 additional mw of Edison's rights on the first Palo Verde - Devers transmission line. This exchange would enable both utilities to further diversify their transmission paths.

SDG&E has indicated an interest in projects to obtain additional transmission capabilities from the Rocky Mountain and Southwest regions and within California.

TRANSMISSION ACCESS

As a result of the enactment of the National Energy Policy Act of 1992, the FERC has established rules to implement the Act's transmission access provisions. These rules specify FERC-required procedures for others' requests for transmission service. Additional information regarding transmission access is described in "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders.

FUEL AND PURCHASED-POWER COSTS

The following table shows the percentage of each electric fuel source used by SDG&E and compares the costs of the fuels with each other and with the total cost of purchased power:

                            Percent of Kwh                  Cents per Kwh
- ----------------------------------------------------------------------------
                       1993      1992       1991       1993     1992    1991
- ----------------------------------------------------------------------------
Fuel oil               3.7%      0.6%       0.7%       2.7      4.0     4.2
Natural gas           24.4      27.4       22.7        3.4      3.1     3.2
Nuclear fuel          17.2      22.3       20.9        0.6      0.8     0.9
- ----------------------------------------------------------------------------
Total generation      45.3      50.3       44.3
Purchased power-net   54.7      49.7       55.7        3.5      3.8     3.5
- ----------------------------------------------------------------------------
Total                100.0%    100.0%     100.0%
- ----------------------------------------------------------------------------

The cost of purchased power includes capacity costs as well as the costs of fuel. The cost of natural gas includes transportation costs. The costs of fuel oil, natural gas and nuclear fuel do not include SDG&E's capacity costs.

While fuel costs are significantly less for nuclear units than for other units, capacity costs are higher.

ELECTRIC FUEL SUPPLY

Uranium

The nuclear fuel cycle includes services performed by others. These services and the dates through which they are under contract are as follows:

Mining and milling of uranium concentrate(1)                    1994
Conversion of uranium concentrate to uranium hexafluoride       1995
Enrichment of uranium hexafluoride(2)                           1998
Fabrication of fuel assemblies                                  2000
Storage and disposal of spent fuel(3)                             _

1    SDG&E's contracted supplier of uranium concentrate is Pathfinder Mines
Corporation. However, the majority of the requirements will be supplied by purchases from the spot market.

2 The Department of Energy is committed to offer any required enrichment services through 2014.

3 Spent fuel is being stored at SONGS, where storage capacity will be adequate at least through 2003. If necessary, modifications in fuel-storage technology can be implemented that would provide, at additional cost, on-site storage capacity for operation through 2014, the expiration date of the NRC operating license. The DOE's plan is to make a permanent storage site for the spent nuclear fuel available by 2010.

To the extent not currently provided by contract, the availability and the cost of the various components of the nuclear fuel cycle for SDG&E's nuclear facilities cannot be estimated at this time.

Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the DOE for spent fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel. SDG&E is paying a disposal fee of $1 per megawatt-hour of net nuclear generation. Disposal fees average $3 million per year. SDG&E recovers these disposal fees in customer rates.

Additional information concerning nuclear fuel costs is discussed in Note 9 of the "Notes to Consolidated Financial Statements" beginning on Page 32 of the 1993 Annual Report to Shareholders.

Fuel Oil

SDG&E has no long-term commitments to purchase fuel oil. The use of fuel oil is dependent upon price differences between it and alternative fuels, primarily natural gas. During 1993 SDG&E burned 1.1 million barrels of fuel oil. Fuel oil usage in 1994 will depend on its price relative to natural gas and the availability of natural gas and other alternatives. The lowest-priced fuel will be used in order to minimize fuel costs for electric generation.

NATURAL GAS OPERATIONS
- ---------------------------------------------------------------------------

SDG&E purchases natural gas for resale to its customers and for fuel in its electric generating plants. All natural gas is delivered to SDG&E under transportation and storage agreement with Southern California Gas Company through two transmission pipelines with a combined capacity of 400 million cubic feet per day. During 1993 SDG&E purchased approximately 102 billion cubic feet of natural gas.

The majority of SDG&E's natural gas requirements are met through contracts of less than one year. SDG&E purchases natural gas primarily from various spot-market suppliers and from suppliers under short-term contracts. These supplies originate in New Mexico, Oklahoma and Texas and are transported by El Paso Natural Gas Company and by Transwestern Pipeline Company. In November 1993 natural gas deliveries to SDG&E commenced under long-term contracts with four Canadian suppliers when the Alberta-to-California pipeline expansion project began commercial operation. This natural gas is transported over Pacific Gas Transmission and PG&E pipelines to SDG&E's system. The contracts have varying terms through 2004.

Additional information concerning SDG&E's gas operations is described under "Legal Proceedings" herein and in "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders and Note 9 of the "Notes to Consolidated Financial Statements" beginning on Page 32 of the 1993 Annual Report to Shareholders.

RATE REGULATION
- -----------------------------------------------------------------------------

The following ratemaking procedures are changing under SDG&E's proposed incentive-based ratemaking process which is described further under "Performance-Based Ratemaking" below:

BASE RATES

Traditionally, SDG&E has filed a general rate application with the CPUC every three years to determine its base rates. This allows SDG&E to recover its basic non-fuel business costs such as the cost of operating and maintaining the utility system, taxes, depreciation and the cost of accommodating system growth. Between these general rate cases, an attrition procedure allows adjustments in rates based on inflation and system growth. In addition, SDG&E files an annual application to establish its cost of capital, which reflects the cost of debt and equity. The most recent attrition and cost of capital proceeding went into effect on January 1, 1994.

FUEL AND ENERGY RATES

The CPUC requires balancing accounts for fuel and purchased energy costs and for sales volumes. The CPUC sets balancing account rates based on estimated costs and sales volumes. Revenues are adjusted upward or downward to reflect the differences between the authorized and actual volumes and costs. These differences are accumulated in the balancing accounts and represent amounts to be either recovered from customers or refunded to them. Periodically, the CPUC adjusts SDG&E's rates to amortize the accumulated differences. As a result, changes in SDG&E's fuel and purchased power costs or changes in electric and gas sales volumes normally have not affected SDG&E's net income.

ELECTRIC FUEL COSTS AND SALES VOLUMES

Rates to recover electric fuel and purchased power costs are determined in the Energy Cost Adjustment Clause proceeding. This proceeding take place annually, although a semi-annual review is required if the anticipated rate change exceeds a specified threshold. The proceedings take place in two phases:

In the forecast phase, prices are set based on the estimated cost of fuel and purchased power for the following year and are adjusted to reflect any changes from the previous period. These adjustments are made by amortizing any accumulation in the balancing accounts described above.

In the other phase, the reasonableness review, the CPUC evaluates the prudence of SDG&E's fuel and purchased power transactions, electric operations, and natural gas transactions and operations. As described under "Performance-Based Ratemaking" these reviews will now only be required if SDG&E's recorded fuel and energy expenses result in significant variances from the established benchmarks.

The Electric Revenue Adjustment Mechanism compensates for variations in sales volume compared to the estimates used for setting the non-fuel component of rates. ERAM is designed to stabilize revenues, which may otherwise vary due to changes in sales volumes largely resulting from weather fluctuations. Any accumulation in the ERAM balancing account is amortized when new rates are set in the ECAC proceeding.

NATURAL GAS COSTS AND SALES VOLUMES

Customer rates to recover the cost of purchasing and transporting natural gas are determined in the Biennial Cost Allocation Proceeding. The BCAP proceeding normally occurs every two years and is updated in the following year for purposes of amortizing any accumulation in the gas balancing accounts. Transportation costs include intrastate and interstate pipeline charges, take-or-pay obligations, industry restructuring costs resulting from changes in federal and state regulations, and transportation and storage fees.

Balancing accounts for natural gas costs and sales volumes are similar to those for electric costs and sales volumes. The natural gas balancing accounts include the Purchased Gas Account for gas costs and the Gas Fixed Cost Account for sales volumes. Balancing account coverage includes both core customers (primarily residential and commercial customers) and noncore customers (primarily large industrial customers). However, SDG&E receives balancing account coverage on 75 percent of noncore GFCA overcollections and undercollections.

OTHER COSTS

Energy Conservation Programs

Over the past several years, SDG&E has promoted conservation programs to encourage efficient use of energy. The programs are designed to conserve energy through the use of energy-efficiency measures that will reduce customers' energy costs and offset the need to build additional power plants.

The costs of these programs are being recovered through electric and natural gas rates. The programs contain an incentive mechanism that could increase or decrease SDG&E's earnings, depending upon the performance of the programs in meeting specified efficiency and expenditure targets. The CPUC has encouraged expansion of these programs, authorizing expenditures annually of $54 million for 1993 through 1995. However, the CPUC has also ordered utilities to conduct a test program to determine if others could offer energy conservation services at a lower cost than the utilities'.

Low Emission Vehicle Programs

Since 1991 SDG&E has conducted a CPUC-approved natural gas vehicle program. The program includes building refueling stations, demonstrating new technology, providing incentives and converting portions of SDG&E's fleet vehicles to natural gas. The cost of this program is being recovered in natural gas rates.

In 1993 SDG&E opened 14 refueling stations at existing gasoline stations under cost-sharing arrangements with major oil companies in order to demonstrate that natural gas is an economical alternative vehicle fuel that could assist automobile companies in meeting federal and state clean air standards. SDG&E plans to add eight more natural gas refueling stations in 1994. During 1993 there were 356 natural gas vehicles operating in San Diego.

In July 1993 the CPUC issued a decision adopting guidelines for utility participation in the CPUC's low-emission vehicle program to encourage the use of electric and natural gas-powered vehicles. The six-year program will provide funding to build natural gas vehicle refueling stations and electric vehicle recharging stations, offer incentives for purchasing EVs and NGVs, convert existing vehicles, and educate the public on the benefits of alternative fuels. On November 1, 1993 SDG&E filed an application with the CPUC, requesting $26 million to fund an EV program and to expand its existing NGV program beginning in 1995. On February 3 the CPUC approved a portion of SDG&E's EV program request by establishing a memorandum account for planned expenditures of $530,000 for EV recharging stations and customer incentives
to purchase EVs.   A final CPUC decision is expected in late 1994.

PERFORMANCE-BASED RATEMAKING

In October 1992 SDG&E applied to the CPUC to implement performance-based ratemaking, requesting incentive regulation for: 1) natural gas procurement and transportation; 2) electric generation and purchased energy; 3) base rates and 4) long-term electric resource procurement.

On June 23, 1993 the CPUC approved the first two mechanisms on a two-year experimental basis beginning August 1, 1993. These mechanisms will measure SDG&E's ability to purchase and transport natural gas, and to generate energy or purchase short-term energy at the lowest possible cost, by comparing SDG&E's performance against various market benchmarks. SDG&E's shareholders and customers will share in any savings or excess costs within predetermined ranges.

Under the natural gas procurement and transportation mechanism, if SDG&E's natural gas supply and transportation expenses exceed the benchmark by more than 2 percent, SDG&E will recover one-half of the excess. However, if expenses fall below the index, SDG&E's shareholders and customers will share equally in the savings.

The benchmark to measure SDG&E's electric generation and purchased energy performance is based upon the difference between SDG&E's actual and authorized electric fuel and short-term purchased energy expenses. SDG&E would be at risk for about one-half of the expenses that exceed the authorized amount by 6 percent or less. SDG&E would be allowed to recover expenses exceeding the 6 percent range, subject to a reasonableness review by the CPUC. However, SDG&E would receive about one-half of the savings if expenses fall below the authorized amount by 6 percent or less. SDG&E's customers would receive 100 percent of the savings if expenses fall below the 6 percent range.

Under the proposed base-rate mechanism, SDG&E would forego its next General Rate Case, scheduled for 1996, and utilize the proposed base-rate mechanism
for a 5-year period beginning in May 1994.   SDG&E's initial revenue
requirements would be based on its 1993 General Rate Case Decision. This would replace the CPUC's requirement for a costly and detailed examination of SDG&E's costs every three years in the traditional General Rate Case. However, SDG&E's annual cost of capital proceeding would be continued. This streamlined approach would also allow SDG&E to respond more effectively to competition and to other factors affecting rates.

The proposed base-rate mechanism has three components. The first is a formula similar to the current attrition mechanism used to determine SDG&E's annual revenue requirement for operating, maintenance and capital expenditures. The second is a set of indicators which determine performance standards for customer rates, employee safety, electric system reliability and customer satisfaction. Each indicator specifies a range of possible shareholder benefits and risks. SDG&E could be penalized up to a total of $21 million should it fall significantly below these standards or earn up to $19 million if it exceeds all of the performance targets. The third component would set limits on SDG&E's rate of return. If SDG&E realizes an actual rate of return that exceeds its authorized rate of return by one percent to one and a half percent, it would be required to refund 25 percent of the excess over one percent to customers. If SDG&E's rate of return exceeds the authorized level by more than one and a half percent, SDG&E would also refund 50 percent of that excess to customers. SDG&E would be at risk if its rate of return falls less than three percent below the authorized level. However, if SDG&E's rate of return falls three percent or more below the authorized level, a rate case review would automatically occur. SDG&E may request a rate case review any time its rate of return drops one and one half percent or more below the authorized level. A CPUC decision is expected in the second quarter of 1994.

SDG&E expects the long-term electric resource procurement mechanism to be addressed after proceedings on the base-rate mechanism. This mechanism calls for a bidding system under which SDG&E would compete with other utilities and nonutility producers to provide long-term generating resources, including long-term purchased-power capacity, to SDG&E customers. This mechanism would eliminate the Biennial Resource Plan Update proceeding, replacing it with a market-based approach to long-term electric-resource procurement. The CPUC would have final approval of the resources selected by SDG&E.

ELECTRIC RATES

The average price per kilowatt-hour charged to electric customers was 9.4 cents in 1993 and 9.3 cents in 1992.

NATURAL GAS RATES

The average price per therm of natural gas charged to customers was to 55.1 cents in 1993 and 50.7 cents in 1992.

Additional information concerning rate regulation is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders.

ENVIRONMENTAL, HEALTH AND SAFETY
- ---------------------------------------------------------------------------

SDG&E's operations are guided by federal, state and local environmental laws and regulations governing air quality, water quality, hazardous substance handling and disposal, land use, and solid waste. Compliance programs to meet these laws and regulations increase the cost of electric and natural gas service by requiring changes or delays in the location, design, construction and operation of new facilities. SDG&E may also incur significant costs to operate its facilities in compliance with these laws and regulations and to mitigate or clean up the environment as a result of prior operations of SDG&E or others. The costs of compliance with environmental laws and regulations are normally recovered in customer rates. The CPUC is expected to continue allowing the recovery of such costs, subject to reasonableness reviews.

ELECTRIC AND MAGNETIC FIELDS

Scientists are researching the possibility that exposure to power frequency magnetic fields causes adverse health effects. This research, although often referred to as relating to electric and magnetic fields, or EMFs, focuses on magnetic fields. To date, some laboratory studies suggest that such exposure creates biological effects, but those effects have not been shown to be harmful.

The studies that have most concerned the public are epidemiological studies. Some of those studies reported a weak correlation between the proximity of homes to certain power lines and equipment and childhood leukemia. Other studies reported weak correlations between computer estimates of historic exposure and disease. Various wire configuration categories and the historical computer calculations were used as substitutes for actual personal exposure measurements, which were not available. When actual field levels were measured in those studies, no correlation was found with disease.

Other epidemiological studies found no correlation between estimated exposure and any disease. Scientists cannot explain why some studies using estimates of past exposure report correlations between estimated fields and disease, while others do not. Neither can scientists explain why no studies correlate measured fields with disease.

In November 1993 the CPUC adopted an interim policy regarding EMFs. Consistent with the more than twenty major scientific reviews of available research literature, the CPUC concluded that no health risk has been identified with exposure to low-frequency magnetic fields. To be responsive to public concern and scientific uncertainty, the CPUC created two utility-funded programs, a $2-million public-education program and a

$6-million research program, and directed utilities to adopt a low-cost EMF reduction policy for new projects. The latter program, which will be implemented until science provides more direction, entails reasonable design changes to new projects to achieve a noticeable reduction of magnetic-field levels. The CPUC indicated that these low-cost measures to reduce field levels should not exceed 4 percent of the cost of new or upgraded facilities.

Such design changes will be subject to safety, reliability, efficiency and other normal operational criteria. It is difficult at this time to predict the impact of the CPUC's directives on SDG&E's operations. Final design guidelines should be completed by mid-1994, following a series of workshops scheduled by the CPUC.

Litigation concerning EMFs is discussed under "Legal Proceedings" herein.

HAZARDOUS SUBSTANCES

BKK Corporation

SDG&E was one of several hundred companies using the BKK Corporation's West Covina facility, which operated under a permit for the disposal of hazardous waste prior to its 1984 closure. The site is listed for cleanup in the California Superfund Site Priority List under the Hazardous Substance Account Act, which imposes cleanup liability on the sites' owners, operators or users. The California Department of Toxic Substances Control is working with the site owner/operator to determine whether a post-closure permit should be issued for the facility. In addition, the U.S. Environmental Protection Agency is overseeing BKK's assessment of potential releases from the site, including releases into the groundwater, to determine whether any remediation will be required. SDG&E believes the site owner/operator will perform any required assessment and remedial activities. SDG&E is unable to estimate the cost of cleaning up the site or what liability, if any, it may have for such cleanup costs.

SDG&E was named as a potentially responsible party with respect to two other sites, the Rosen's Electrical Equipment Supply Company site in Pico Rivera, California and the North American Environmental, Inc. site in Clearfield, Utah. Additional information concerning these sites is described in "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders.

Waste Water Treatment

SDG&E is authorized to operate the waste water treatment facilities at the Encina and South Bay power plants under the California Hazardous Waste Treatment Permit Reform Act of 1992. To comply with the state's regulations, construction of secondary containment for the waste water treatment facilities will be completed in 1994 at a total cost of $3 million. New waste water storage tanks for these facilities, completed in 1991, may not be operated under the plants' existing permits. SDG&E received authorization to operate the new tanks from the California Department of Toxic Substances Control pursuant to a variance from the hazardous waste facility permitting requirements. In June 1993 this variance was withdrawn due to a change in the department's policy. SDG&E is negotiating the terms and conditions of a stipulation and order which would allow the continued operation of these storage tanks. However, the state could withhold authorization and initiate an enforcement action (and the imposition of fines and penalties), preventing continued operation of the storage tanks. Alternative treatment methods, which would not require the use of such tanks, may require additional expenditures of approximately $2 million per year. However, the state is expected to issue new regulations in 1994 which would allow continued operation of the existing storage tanks.

Aboveground Tanks

California's 1989 Aboveground Petroleum Storage Act requires SDG&E to establish and maintain monitoring programs to detect leaks in fuel oil storage tanks. All diesel oil storage tanks which could pose a threat to the environment have been reconstructed with a secondary bottom and a leak detection system. The conversion began in 1991 and was completed in 1993 at a total cost of $2 million.

Underground Storage

California has enacted legislation to protect ground water from contamination by hazardous substances. Underground storage containers require permits, inspections and periodic reports, as well as specific requirements for new tanks, closure of old tanks and monitoring systems for all tanks. SDG&E's capital program to comply with these requirements has cost $3 million to date. It is expected that cleanup of sites previously contaminated by underground tanks will occur for an unknown number of years. SDG&E cannot predict the cost of such cleanup. Additionally, if a facility is reactivated, the removal and replacement of existing tanks may be required.

Specific underground locations requiring assessment and/or remediation are indicated below:

On May 29, 1987 the San Diego Regional Water Quality Control Board issued SDG&E a cleanup and abatement order for gasoline contamination originating from an underground storage tank located at SDG&E's Mountain Empire operation and maintenance facility. To comply with the order SDG&E has implemented a "pump and treat" program to remediate the site. Because the source of the area's drinking water is near the contamination, the Department of Health Services and the Board are expected to require SDG&E to further assess the extent of the contamination and undertake alternative remediation to further protect the drinking water from contamination. SDG&E is unable to estimate the costs for the assessment or for alternative remediation.

On January 7, 1993 SDG&E was issued a notice of corrective action by the Department of Health Services relative to soil contamination from used lubrication oil associated with an underground tank located at SDG&E's South Bay Operation and Maintenance facility. At present, SDG&E is unable to estimate the extent of the contamination or the potential cleanup costs.

In 1993 SDG&E discovered a shallow underground tank-like structure while installing underground electric facilities. The structure was located under a public street immediately west of SDG&E's Station A facility. The past ownership, operation and use of the structure is unknown. Hydrocarbon contamination has been found in the vicinity of the structure, but it has not been established whether the structure was the source of the contamination. The San Diego County Department of Health Services has issued a cleanup and abatement order to SDG&E. The order requires SDG&E to conduct a site assessment to delineate the nature and scope of the contamination. SDG&E is unable to estimate the nature and extent of the contamination or the potential cleanup costs.

Station B

Station B is located in downtown San Diego and was operated as a generating facility from 1911 until June 1993. During 1986, three 100,000-gallon underground diesel-fuel storage tanks were removed. Pursuant to a cleanup and abatement order, SDG&E remediated the existing hydrocarbon contamination.

Further analysis of PCB contamination in the area is required before site closure. SDG&E is unable to estimate the extent of such PCB contamination or what remediation, if any, will be required.

In addition, asbestos was used in the construction of the facility. Renovation, reconditioning or demolition of the facility will require the removal of the asbestos in a manner complying with all applicable environmental, health and safety laws. The estimated capital cost of this removal is between $6 million and $12 million.

Additionally, reuse of the facility would require the removal or cleanup of PCBs, paints containing heavy metals and fuel oil. SDG&E is unable to estimate the extent of this contamination or the cost of cleaning up these materials.

Encina Power Plant

During 1993 SDG&E discovered the presence of hydrocarbon contamination in subsurface soil at its Encina power plant. This contamination is located north of its western fuel-storage facilities and is believed to be fuel oil originating from a 1950s refueling spill. SDG&E has reported the discovery of the contamination to governmental agencies and has determined it does not pose a significant risk to the environment or to public health. SDG&E is unable to estimate the cost of assessment and of cleaning up the contamination.

Manufactured Gas Plant Sites

During the late 1800s and early 1900s SDG&E and its predecessors manufactured gas from the combustion of fuel oil at a manufactured gas plant in downtown San Diego (Station A) and at small facilities in the nearby cities of Escondido and Oceanside. Although no tar pits common to town gas sites have been found at the facilities, ash and other residual hazardous byproducts from the gas-manufacturing process were found at the Escondido site during grading for expansion of a substation. Remediation of the Escondido site has been completed at a total cost of about $3 million. Based upon its assessment and remediation activities, SDG&E has applied to the Department of Health Services for a closure certification for the Escondido site.

SDG&E and the Department of Health Services are aware that hazardous substances resulting from the operation of the Escondido manufactured gas plant may be present on adjacent locations. SDG&E will coordinate any required assessment or cleanup of any such locations with the department.

SDG&E has not found any similar town gas site residuals at the Station A site. However, ash residue similar to that at Escondido was found on property adjacent to SDG&E's Oceanside gas regulator station. This ash residue has been covered with asphalt to prevent public exposure. Some ash residue has also been observed in soil adjacent to Station A.

Due to the possibility that town gas residuals exist under the Station A and Oceanside sites, SDG&E will implement an environmental assessment of the sites in 1994 and 1995. SDG&E is unable to estimate the cost of assessment and cleanup of these sites. However, the CPUC has approved SDG&E's application to recover these costs in a future rate proceeding through the reasonableness review process.

Litigation concerning hazardous substances is discussed in "Legal Proceedings
- - Graybill/Metropolitan Transit Development Board" herein.

AIR QUALITY

The San Diego Air Pollution Control District regulates air quality in San Diego County in conformance with the California and federal Clean Air Acts. California's standards are more restrictive than federal government standards.

Although SDG&E facilities already comply with very strict emission limits and contribute only about 3 percent of the air emissions in San Diego County, the APCD is obligated to quantify the benefits of further reducing emissions from all San Diego industry. The APCD has adopted Rule 69 to further reduce nitrogen oxide emissions. This rule will require the retrofit of the Encina and South Bay power plants with catalytic converters to remove approximately 87 percent of current nitrogen oxide emissions. The estimated capital cost to comply with Rule 69 is $130 million. In addition, annual operating costs will increase about $6 million after all units have been retrofitted. SDG&E expects this to be completed by 2001.

The acid rain section of the federal Clean Air Act Amendments of 1990 requires SDG&E to upgrade the continuous emission monitors at its Encina and South Bay power plants to provide more-complete emissions data. Installation of the required continuous emission monitor upgrades will be completed in 1994 at an estimated cost of $5 million.

In 1990 the South Coast Air Quality Management District passed a rule which will require SDG&E's older natural gas compressor engines at its Moreno facility to either meet new stringent nitrogen oxide emission levels or be converted to electric drive. In October 1993 the Air Quality District adopted a new program called RECLAIM, which will replace existing rules and require SDG&E's natural gas compressor engines at its Moreno facility to reduce their nitrogen oxide emission levels by about 10 percent a year through 2003. This will be accomplished through the installation of new emission monitoring equipment, operational changes to take advantage of low emitting engines, and engine retrofits. The cost of complying with the proposed rule is expected to be $3 million.

WATER QUALITY

Discharge permits are required to enable SDG&E to discharge its cooling water and its treated in-plant waste water, and are, therefore, a prerequisite to the continued operation of SDG&E's power plants. The promulgation of water quality-control plans by state and federal agencies may impose increasingly stringent cooling-water and treated waste water discharge requirements on SDG&E.

SDG&E is unable to predict the terms and conditions of any renewed permits or their effects on plant or unit availability, the cost of constructing new cooling water treatment facilities, or the cost of modifying the existing treatment facilities. However, any modifications required by such permits could involve substantial expenditures, and certain plants or units may be unavailable for electric generation during such modification.

Additional information concerning discharge permits for the South Bay, Encina and SONGS plants is provided in "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders.

ASBESTOS

The corporate office building at 101 Ash Street in San Diego is being retrofitted with sprinklers over a two-year period in response to a City of San Diego ordinance requiring all high-rise office buildings to be retrofitted for fire protection by 1996. This is expected to be completed in 1994. Asbestos is being removed in the areas where the sprinklers are being installed. The total cost of the asbestos removal will be about $2 million.

TRANSMISSION LINE AERIAL SAFETY

Criteria have been established by the State of California to determine the necessity for installing aerial warning devices on overhead powerlines to promote air-space safety. Nine spans on the Southwest Powerlink transmission line in Imperial County fall within the criteria and will be marked at a cost of approximately $115,000. Study of another 132 spans will determine whether or not additional spans will be marked at a cost of approximately $13,000 per span.

Based upon FAA recommendation, SDG&E is also installing aerial warning markers on various segments of the 230-kv and other transmission lines within its service territory. The cost of this project through 1993 was $2 million, and $1 million is budgeted for 1994.

Additional information concerning SDG&E's environmental matters is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders and in Note 9 of the "Notes to Consolidated Financial Statements" beginning on Page 32 of the 1993 Annual Report to Shareholders.

OTHER
- ---------------------------------------------------------------------------

RESEARCH, DEVELOPMENT AND DEMONSTRATION

SDG&E conducts research and development in areas that provide value to SDG&E and its customers. The Research, Development and Demonstration activities are focused in the following areas:

1.  The improvement of electric generation efficiency.

2. Development of technologies that enhance electric transmission, distribution and customer utilization efficiency.

3. Participation in the Gas Research Institute and the Electric Power Research Institute.

Highlights of the program include demonstration of molten carbonate fuel cells, evaluation and implementation of distributed generation systems, application of advanced telecommunication systems, and the development of technology to reduce service interruptions and make other power quality improvements for customers.

Research, development and demonstration costs averaged $7 million annually over the past three years. The CPUC historically has permitted rate recovery of research, development and demonstration expenditures.

WAGES

SDG&E and Local 465, International Brotherhood of Electrical Workers have a labor agreement that ended on February 28, 1994. Negotiations for a new agreement are expected to be concluded in early 1994.

EMPLOYEES OF REGISTRANT

As of December 31, 1993 SDG&E had 4,166 full-time employees and 63 part-time employees compared to 4,249 full-time and 61 part-time employees at December 31, 1992. SDG&E's subsidiaries had 818 full-time employees at December 31, 1993 compared to 793 at December 31, 1992.

FOREIGN OPERATIONS

SDG&E foreign operations in 1993 included power purchases and sales with CFE in Mexico and purchases of energy and natural gas from suppliers in Canada and purchases of uranium from suppliers in Canada, Germany and Namibia.

SDG&E's subsidiaries operated in various foreign locations in 1993, including Great Britain, Australia, Canada and Italy.

Additional information concerning foreign operations is described under "Electric Operations" and "Natural Gas Operations" herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders and in Note 9 of the "Notes to Consolidated Financial Statements" beginning on Page 32 of the 1993 Annual Report to Shareholders.


ITEM 2. PROPERTIES
- ---------------------------------------------------------------------------

Substantially all utility plant is subject to the lien of the July 1, 1940 mortgage and deed of trust and its supplemental indentures between SDG&E and the First Trust of California N.A. as trustee, securing the outstanding first mortgage bonds.

ELECTRIC PROPERTIES
- --------------------------------------------------------------------------
As of December 31, 1993 SDG&E's installed generating capacity in megawatts, based on summer ratings, was as follows:

PLANT                           LOCATION                  NET MEGAWATTS
- -------------------------------------------------------------------------
Encina                          Carlsbad                           921
South Bay                       Chula Vista                        690
San Onofre                      South of San Clemente              430*
Combustion Turbines (19)        Various                            332
Silver Gate**                   San Diego                            0
- -------------------------------------------------------------------------

 *SDG&E's 20 percent share.
**Placed in storage in 1984.  Net generating capability is 230 mw.

Except for San Onofre and some of the combustion turbines, these plants are equipped to burn either fuel oil or natural gas.

The system load factor was 64.2 percent in 1993 and ranged from 55.1 percent to 64.2 percent for the past five years.

SDG&E's electric transmission and distribution facilities include sufficient substations, and overhead and underground lines to accommodate current customer needs. Various areas of the service territory require expansion periodically to handle customer growth.

SDG&E owns an approved nuclear power plant site near Blythe, California.

NATURAL GAS PROPERTIES
- ---------------------------------------------------------------------------

SDG&E's natural gas facilities are located in San Diego and Riverside counties and consist of the Encanto storage facility in San Diego, transmission facilities and various high-pressure transmission pipelines, high-pressure and low-pressure distribution mains, and service lines.
SDG&E's natural gas system is sufficient to meet customer demand and short-term growth. SDG&E is currently undergoing an expansion of its high-pressure transmission lines to accommodate expected long-term customer growth.

GENERAL PROPERTIES
- ---------------------------------------------------------------------------

The 21-story corporate office building at 101 Ash Street, San Diego is occupied pursuant to an operating lease through the year 2005. The lease has four separate five-year renewal options. The building is currently undergoing a $15 million renovation which is expected to be completed during 1994. Additional information is provided under "Environmental, Health and Safety" herein.

SDG&E also occupies an office complex at Century Park Court in San Diego pursuant to a lease ending in the year 2007. The lease can be renewed for two five-year periods. SDG&E also leases other office space in San Diego to house its computer center under a three-year lease with options to renew for an additional five years.

In addition, SDG&E occupies eight operating and maintenance centers, two business centers, seven district offices, and five branch offices.

SUBSIDIARY PROPERTIES
- ---------------------------------------------------------------------------

Wahlco Environmental Systems, Inc. has manufacturing facilities in the continental United States, Puerto Rico, Canada, Great Britain, Australia and Italy, and a sales office in Singapore.

Additional information concerning SDG&E's properties is described under "Electric Operations" and "Gas Operations" herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders and in Notes 2, 5 and 9 of the "Notes to Consolidated Financial Statements" beginning on Page 32 of the 1993 Annual Report to Shareholders.

ITEM 3. LEGAL PROCEEDINGS
- -----------------------------------------------------------------------------

The following proceedings, described in SDG&E's 1992 Annual Report on Form 10-K, were concluded during the year ended December 31, 1993: San Onofre Nuclear Generating Station Unit 1, Springerville, Zuidema, Energy Factors, American Tool and NCR. Information concerning the conclusion of these proceedings is contained in SDG&E's Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 1993 and September 30, 1993 and in SDG&E's Current Report on Form 8-K dated March 19, 1993.

CENTURY POWER LITIGATION
- ---------------------------------------------------------------------------

On April 1, 1987 Century Power Corporation, formerly Alamito Company, submitted a filing to justify its rates for the following 24 months under a power sales and interconnection agreement with SDG&E. The Federal Energy Regulatory Commission permitted the rates to become effective as of June 1, 1987 subject to refund. In 1988 an administrative law judge ruled unreasonable a component of rates based on the return on equity of Tucson Electric Power Company, a supplier and former affiliate of Century. If the decision stands, demand charges paid by SDG&E could be reduced by $12 million, plus interest, to be refunded principally to SDG&E customers. On September 23, 1993 SDG&E filed a motion requesting the FERC to decide this matter. On December 23, 1993 the FERC issued an order denying SDG&E's motion on the grounds that the matter had been resolved under a settlement reached by the parties in 1991 and approved by the FERC. On January 24, 1994 SDG&E filed a request for rehearing.

On February 11, 1993 SDG&E filed a complaint with the FERC against Tucson and Century seeking to adjust its purchase costs under the power sales and interconnection agreement with Century. The complaint seeks summary disposition and moves for an order directing Century and Tucson to refund amounts that they improperly billed SDG&E in violation of the agreement. If successful, SDG&E would be entitled to approximately $15 million, plus interest, which would be refunded principally to SDG&E's customers. On April 23, 1993 Tucson and Century filed answers to the complaint, denying liability. In addition, Tucson brought a counterclaim of approximately $3 million against SDG&E based on alleged underbillings.

SDG&E is unable to predict the ultimate outcome of this litigation.

CITY OF SAN DIEGO FRANCHISE
- ---------------------------------------------------------------------------

On February 13, 1990 following the announcement of the proposed merger of SDG&E into Southern California Edison Company, the City of San Diego filed a lawsuit in San Diego County Superior Court to confirm its position that SDG&E's franchises with the city could not be transferred to Edison without the consent of the city pursuant to the city charter and to SDG&E's franchises. On December 28, 1993 the parties dismissed the complaint without prejudice.

AMERICAN TRAILS
- ---------------------------------------------------------------------------

On August 23, 1985 Michael Bessey and others who owned American Trails, a membership campground company, filed a complaint against Wahlco, Inc. and others in the Superior Court of San Diego County for breach of contract, negligence, fraud, intentional interference with contract, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty in connection with contingent payments, which were not realized following the redemption of plaintiffs' interest in American Trails Partners No. 1. The plaintiffs are seeking compensatory damages in the amount of approximately $12 million and punitive damages in an unspecified amount. Wahlco has cross-complained against the plaintiffs for defrauding Wahlco into investing $3 million in American Trails.

The trial took place in late 1991 before a superior court judge sitting without a jury. On March 25, 1992 the trial judge indicated that the plaintiffs would be awarded approximately $2 million plus fees. However, on April 20, 1992, prior to entry of any judgments, the trial judge removed himself from the case.

Another judge was assigned to the case and a new trial began on February 8, 1993. On March 24, 1993 the jury returned verdicts favorable to all defendants on all of the plaintiffs' causes of action, except for breach of contract and interference with contract claims against defendants Wahlco and Robert Wahler, as to which the jury was not able to reach a verdict. On July 23, 1993 the trial court granted the motions of Wahlco and Robert Wahler for summary judgment on the two remaining causes of action against them and denied the plaintiffs' motion for a new trial. On September 21, 1993 judgment was entered by the court in favor of Wahlco and the other defendants. As a result, all claims and causes of action by the plaintiffs against Wahlco have been determined in favor of Wahlco. On October 7, 1993 the plaintiffs filed a notice of appeal from the court's judgment.

Wahlco intends to continue defending this lawsuit vigorously.

By agreements dated September 19, 1987, October 28, 1987, and March 1, 1990, Robert R. Wahler, as Trustee of the Wahler Family Trust; John H. McDonald; and Westfore, a California limited partnership, agreed, subject to certain exceptions, to indemnify Pacific Diversified Capital Company and its subsidiaries in connection with the American Trails litigation in diminishing amounts through 1992, when the indemnification amount would decrease to zero.

Wahlco, Inc. notified these parties that it has a claim for indemnification pursuant to the indemnification agreements. However, they have denied that a current claim for indemnification exists.

SDG&E is unable to predict the ultimate outcome of this litigation.

SUBSIDIARY SHAREHOLDER
- ---------------------------------------------------------------------------

On June 22, 1990 an action was instituted in the U.S. District Court for the Southern District of California against SDG&E; PDC; Wahlco Environmental Systems, Inc.; each of the persons who was a director and/or an officer at the time of WES's initial public offering (including an officer and certain directors of SDG&E); and the managing underwriters for the offering, Prudential-Bache Securities, Inc. and Salomon Brothers, Inc. This action, for which class certification has been granted, was brought by Ronald Kassover on behalf of all persons (other than defendants in the action) who purchased WES's common stock during the class period of April 25, 1990 to June 15, 1990.

The complaint, as amended, alleges various violations of federal and state securities laws and various state law claims based upon alleged misrepresentations made in WES's registration statement and prospectus prepared in connection with the offering, WES's Report on Form 10-Q for the first quarter of 1990, press releases, and other public documents and statements. The alleged misrepresentations relate to WES's earnings, customer orders, financial condition and future prospects. The amended complaint further purports that, based upon these alleged misrepresentations and omissions, the price of WES's common stock was inflated during the class period and the plaintiff and the plaintiff class suffered damages as a result of purchasing WES's common stock at inflated prices. The amended complaint seeks a judgment for damages incurred by the plaintiff class during the class period, for costs and attorneys' fees, for punitive damages, and for injunctive relief against the disposition of defendants' assets.

On November 5, 1990 a second complaint was filed by Ralph Amanna. The amended Amanna complaint makes allegations similar to those made in the Kassover complaint and has been consolidated with the Kassover action. On November 9, 1992 the court granted the defendants' motion for partial summary judgment, resolving the majority of the material allegations in favor of the defendants. The remaining allegations concern alleged wrong-doing associated with an attempted debenture offering after the initial public offering.

The plaintiffs have filed a motion for reconsideration of the partial summary judgment. The underwriters have filed a motion to dismiss all claims against them, and the other defendants have joined in this motion. Hearings on these motions were taken off the court's calendar pending the conclusion of settlement negotiations.

In November 1993 a settlement in principle was reached whereby the entire action would be resolved. The settlement requires the defendants to pay a total of approximately $1 million to the plaintiffs in exchange for a dismissal of the action in its entirety. The settlement will bind all of the plaintiff class members who elect to participate in the settlement. It is anticipated that the court will approve the settlement, and the action will be dismissed.

PUBLIC SERVICE COMPANY OF NEW MEXICO
- -----------------------------------------------------------------------------

On October 27, 1993 SDG&E filed a complaint with the FERC against Public Service Company of New Mexico, alleging that charges under a 1985 power purchase agreement are unjust, unreasonable and discriminatory. SDG&E requested that the FERC investigate the rates charged under the agreement and establish a refund date effective December 26, 1993. The relief, if granted, would reduce annual demand charges paid by SDG&E to PNM by up to $11 million per year through April 2001. If approved, the proceeds principally would be used to reduce customer bills.

On December 8, 1993 PNM answered the complaint and moved that it be dismissed. PNM denied that the rates are unjust, unreasonable or discriminatory and asserted that SDG&E's claims were barred by certain orders issued by the FERC in 1988. SDG&E expects a decision from the FERC in 1994.

SDG&E is unable to predict the ultimate outcome of this litigation.

CANADIAN NATURAL GAS
- -----------------------------------------------------------------------------

During early 1991 SDG&E signed four long-term natural gas supply contracts with Husky Oil Ltd., Canadian Hunter Ltd. and Noranda Inc., Bow Valley Energy Inc., and Summit Resources Ltd. Canadian-sourced natural gas began flowing to SDG&E under these contracts on November 1, 1993. Disputes have arisen with each of these producers with respect to events which are alleged by the producers to have occurred justifying a revision to the pricing terms of each contract, and possibly their termination. Consequently, during December 1993 SDG&E filed complaints in the United States Federal District Court, Southern District of California, seeking a declaration of SDG&E's contract rights. Specifically, SDG&E states that, neither price revision nor contract termination is warranted.

SDG&E is unable to predict the ultimate outcome of this litigation.

Additional information concerning these contracts is provided under "Natural Gas Operations" herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders and in Note 9 of the "Notes to Consolidated Financial Statements" beginning on Page 32 of the 1993 Annual Report to Shareholders.

ELECTRIC AND MAGNETIC FIELDS
- -----------------------------------------------------------------------------

MCCARTIN

On November 13, 1992 a group of 25 individual plaintiffs filed a complaint against SDG&E in the Orange County Superior Court for medical monitoring, intentional infliction of emotional distress, negligent infliction of emotional distress, strict products liability, negligent product liability, trespass, nuisance, diminution in property value, inverse condemnation and injunctive relief, alleging that plaintiffs have been damaged by EMF radiation from SDG&E's power lines. The plaintiffs have not specified damages.

On March 31, 1993 the trial court denied SDG&E's request to set aside all but two of the plaintiffs' claims. On May 25, 1993 the California Court of Appeals denied SDG&E's appeal of the trial court's denial of SDG&E's request to set aside. A subsequent petition for review filed with the California Supreme Court was also denied. On May 27, 1993 SDG&E filed its answer to the complaint and discovery commenced.

On December 16, 1993 Martin and Joyce Covalt filed a complaint against SDG&E in Orange County Superior Court for claims identical to those of the original McCartin plaintiffs. The attorneys for the Covalts have indicated that they will attempt to consolidate their complaint with the McCartin complaint.

SDG&E believes that the allegations made in both complaints are without merit and intends to defend the lawsuit vigorously. The trial is scheduled to begin on April 11, 1994.

SDG&E is unable to predict the ultimate outcome of this litigation.

NORTH CITY WEST

On June 14, 1993 the Peninsula at Del Mar Highlands Homeowners Association filed a complaint with the Superior Court of San Diego County against the City of San Diego and SDG&E to prevent SDG&E from continuing construction of an electric substation in an area which is known as North City West. In the complaint, plaintiffs sought to have the city either revoke previously issued permits or reopen the hearing process to address alleged EMF concerns. On July 6, 1993 the court denied the plaintiffs' motion for a temporary restraining order. On July 30, 1993 the court denied the plaintiffs' motion for a preliminary injunction. On September 28, 1993 the plaintiffs withdrew their complaint and the court dismissed it without prejudice.

On August 18, 1993 the plaintiffs filed a complaint with the CPUC requesting that construction of the substation be immediately halted until the CPUC conducts an initial environmental assessment and determines whether an environmental impact report is necessary. On September 22, 1993 SDG&E moved to dismiss the complaint on the grounds that the city's environmental review of the project in 1989 was proper and that the city, not the CPUC, has the authority, under the California Environmental Quality Act, to review the potential environmental impacts of substations. On January 7, 1994 the CPUC dismissed the plaintiffs' complaint, ruling that the city had performed all appropriate environmental reviews. One of the plaintiffs has filed an application with the CPUC asking it to reconsider its January 7 decision.

SDG&E is unable to predict the ultimate outcome of this litigation.

BLACKBURN VS. WATT

Beginning on April 4, 1991 approximately 30 homeowners in the "Mar Lado Highlands" real estate development filed a series of complaints in San Diego Superior Court against the developer of the subdivision, TBSD Development, and certain of its affiliates. The complaints allege, among other things, that the defendants made fraudulent and negligent misrepresentations to the plaintiffs in the course of the sale of the plaintiffs' homes. One of the allegations involves the defendants' failure to adequately disclose the siting of a SDG&E electric transmission line near a gasoline pipeline, which the plaintiffs allege creates a significant risk of accident. Furthermore, the plaintiffs allege that the defendants failed to disclose the health risks associated with living in proximity to such power lines. The plaintiffs are seeking rescission, restitution, certain specified and unspecified compensatory damages, punitive damages, and attorneys' fees.

Beginning on June 23, 1993 the defendants filed a series of cross-complaints against several other parties, including SDG&E, for indemnity, breach of warranty, breach of contract, negligence, contribution, declaratory relief and other remedies. The cross-complaints pertaining to SDG&E essentially allege that the defendants had no duty to independently investigate the risks associated with the power lines and that they merely passed along information regarding such risks provided by SDG&E. Therefore, the defendants allege that any liability arising from disclosures or nondisclosures relative to the power lines are the sole responsibility of SDG&E.

SDG&E has filed answers to all of the cross-complaints. SDG&E believes the cross-complaints are without merit and intends to defend these lawsuits vigorously.

SDG&E is unable to predict the ultimate outcome of this litigation.

GRAYBILL/ METROPOLITAN TRANSIT DEVELOPMENT BOARD
- -----------------------------------------------------------------------------

GRAYBILL

On February 14, 1992 Graybill Terminal Company and others who own an oil storage tank farm in San Diego filed a complaint against Union Oil Company of California and others in the U.S. District Court for the Southern District of California. The complaint alleges that the land on which the tank farm is situated is contaminated with petroleum products and other chemicals.

On July 21, 1992 three of the defendants, Olson Development Company, 550 El Camino Company and Carl Olson, filed a complaint in the same court against SDG&E and others, alleging, among other things, violation of the Comprehensive Environmental Response Compensation and Liability Act, California Superfund, and other environmental laws. Olson Development and 550 El Camino are previous owners of the allegedly contaminated property. This complaint alleges that SDG&E leased certain tanks, property and pipelines on or adjacent to the allegedly contaminated property and that contamination of soil, ground water, sewer systems and the San Diego Bay occurred during the course of SDG&E's leasing of the tanks, property and pipelines. The plaintiffs are seeking unspecified compensatory damages, indemnity or contribution, and certain declaratory and equitable relief.

On August 10, 1992 SDG&E filed a counterclaim to the third-party complaint. On August 17, 1992 SDG&E also filed a third-party complaint against Union Oil Company. The court has dismissed all negligence causes of action against SDG&E, but all other causes of action remain. Trial has been set for April 1994.

SDG&E is unable to predict the ultimate outcome of this litigation.

METROPOLITAN TRANSIT DEVELOPMENT BOARD

On October 13, 1993 MTDB filed a complaint in the San Diego County Superior Court against certain of the defendants in the Graybill litigation, including SDG&E. MTDB owns property located adjacent to the Graybill site and has alleged that contamination from the Graybill site migrated beneath its property, contaminating the soil and ground water. (MTDB had attempted to intervene in the Graybill litigation, but the judge denied its motion.)

MTDB has alleged that SDG&E stored petroleum products at the Graybill site and was also responsible for certain renovations to the site's fixtures and equipment which stored and/or transported hazardous substances. MTDB has also stated that SDG&E, at one time, owned and operated the MTDB property and also owned certain fuel oil pipelines located on the property. MTDB's complaint alleges, among other things, nuisance, trespass and negligence, and seeks unspecified compensatory and special damages, indemnity, and certain equitable and declaratory relief. On November 24, 1993 SDG&E filed an answer to the complaint denying all of MTDB's allegations.

SDG&E is unable to predict the ultimate outcome of this litigation.

TRANSPHASE SYSTEMS LITIGATION
- ---------------------------------------------------------------------------

On May 3, 1993 Transphase Systems, Inc. filed a complaint against Southern California Edison Company and SDG&E in the United States District Court for the Central District of California. The complaint alleged that Edison and SDG&E unlawfully constrained Transphase from selling its thermal energy storage systems under utility-sponsored demand-side management programs in violation of federal and state antitrust and unfair competition laws. The plaintiff claimed not less than $50 million in actual damages, attorneys' fees, prejudgment interest and costs. The plaintiff also sought certain injunctive relief.

On August 25, 1993 Transphase filed a motion for a preliminary injunction to order SDG&E to cease competitive bidding activities for all generation resources until demand-side-resource providers were permitted to participate.

On October 7, 1993 the court dismissed all of Transphase's causes of action with prejudice. On October 19, 1993 Transphase filed a notice of appeal of the court's dismissal. The appeal is scheduled to be heard by the Ninth Circuit Court of Appeals in May 1994.

SDG&E is unable to predict the ultimate outcome of this litigation.

Additional information concerning competitive bidding is described under "Resources Planning" herein and in the "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on Page 18 of the 1993 Annual Report to Shareholders.

TANG LITIGATION
- -----------------------------------------------------------------------------

On August 10, 1993 R.C. Tang filed a complaint in the Los Angeles County Superior Court against Southern California Edison Company, SDG&E, and SONGS contractors Westinghouse, Bechtel and Combustion Engineering, for negligence, strict products liability, express and implied warranty, statutory liability, negligent and fraudulent misrepresentation, fraudulent concealment, and negligent infliction of emotional distress, alleging that the plaintiff was damaged by the emission of radiation while serving as an on-site Nuclear Regulatory Commission inspector at SONGS from June 1985 through December 1986. The plaintiff has asked for general compensatory damages and punitive damages.

The defendants removed the case to the United States District Court for the Southern District of California in San Diego on September 2, 1993 and filed an answer on September 14, 1993. On December 13, 1993 the court denied the defendants' motion for summary judgment based on the defendants' compliance with applicable permissive-dose limits of radiation. On February 7, 1994 the judge declared a mistrial after the jury deadlocked with a vote of seven to two in favor of R.C. Tang. A new trial date for the case has been set for March 15, 1994.

The defendants believe that the allegations made in this complaint are without merit and intend to defend this lawsuit vigorously.

SDG&E is unable to predict the ultimate outcome of this litigation.

ENVIRONMENTAL ISSUES
- ---------------------------------------------------------------------------

Other legal matters related to environmental issues are described under "Environmental, Health and Safety" herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ---------------------------------------------------------------------------

None.

ITEM 4.   EXECUTIVE OFFICERS OF THE REGISTRANT
- ---------------------------------------------------------------------------

NAME                          AGE    POSITIONS (1989 - CURRENT)
- ---------------------------------------------------------------------------
Thomas A. Page                60     Chairman and Chief Executive Officer
                                     since January 1983 and President from
                                     1983 through 1991 and since January
                                     1994.
- ---------------------------------------------------------------------------
Jack E. Thomas                61     President and Chief Operating Officer
                                     from January 1992 until his retirement
                                     in January 1994.
                                     Executive Vice President and Chief
                                     Operating Officer from 1986 through
                                     1991.
- ---------------------------------------------------------------------------
Stephen L. Baum               53     Executive Vice President since January
                                     1993.
                                     Senior Vice President - Law and
                                     Corporate Affairs and General Counsel
                                     from January 1992 through December 1992.
                                     Senior Vice President and General
                                     Counsel from 1987 through 1991.
- ----------------------------------------------------------------------------
Donald E. Felsinger           46     Executive Vice President since January
                                     1993.
                                     Senior Vice President - Marketing and
                                     Resource Development from January 1992
                                     through December 1992.
                                     Vice President - Marketing and Resource
                                     Development from February 1989 through
                                     1991.
                                     Vice President - Marketing from 1986
                                     through January 1989.
- ---------------------------------------------------------------------------
Gary D. Cotton                53     Senior Vice President - Customer
                                     Operations since January 1993.
                                     Senior Vice President - Customer
                                     Services from January 1992 through
                                     December 1992.
                                     Senior Vice President - Engineering and
                                     Operations from 1986 through 1991.
- -----------------------------------------------------------------------------
Edwin A. Guiles               44     Senior Vice President - Energy Supply
                                     since January 1993.
                                     Vice President - Engineering and
                                     Operations from January 1992 through
                                     December 1992.
                                     Vice President - Corporate Planning from
                                     1990 through 1991.
                                     Director - Merger Transition from
                                     January through December 1989.
- ---------------------------------------------------------------------------
R. Lee Haney                  54     Senior Vice President - Customer and
                                     Marketing Services since January 1993.
                                     Senior Vice President - Finance and
                                     Chief Financial Officer from 1990
                                     through 1992.
                                     Vice President - Finance, Chief
                                     Financial Officer and Treasurer from
                                     1988 through 1989.
- ---------------------------------------------------------------------------
Nad A. Peterson               67     Senior Vice President and General
                                     Counsel since June 1993 and
                                     Corporate Secretary since January
                                     1994.
- ---------------------------------------------------------------------------
Frank H. Ault                 49     Vice President and Controller since
                                     January 1993.
                                     Controller from May 1986 through
                                     December 1992.
- ---------------------------------------------------------------------------
Ronald K. Fuller              56     Vice President - Governmental and
                                     Regulatory Services since April 1984.
- ---------------------------------------------------------------------------
Margot A. Kyd                 40     Vice President - Human Resources since
                                     January 1993.
                                     Vice President - Administrative Services
                                     from 1988 through 1992.
- ---------------------------------------------------------------------------
Malyn K. Malquist             41     Vice President - Finance and Treasurer
                                     since January 1993.
                                     Treasurer from 1990 through 1992.
                                     Assistant Treasurer and Director -
                                     Finance from 1988 through 1989.
- ----------------------------------------------------------------------------
Delroy M. Richardson          55     Secretary from December 1986 until his
                                     retirement in January 1994.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

SDG&E's common stock is traded on the New York and Pacific stock exchanges. At December 31, 1993, there were 70,389 holders of SDG&E common stock.

                                     Quarterly Common Stock Data (Unaudited)
                                   1993                                 1992
                    -----------------------------------------------------------------------
                      First   Second    Third   Fourth    First   Second    Third   Fourth
                     Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                    --------  -------  -------  -------  -------  -------  -------  -------
Market price
     High           26 5/8    26 7/8    27 3/4   27 1/2   22 3/4   23 1/2  25 3/8   24 1/2
     Low            23 1/4    24 1/2    25 5/8   23 1/2   21 1/4   21 1/8  23 1/8   22 1/2
Dividends declared      37        37        37       37       36       36      36       36
                    -----------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA
- -----------------------------------------------------------------------------

The information required by Item 6 is incorporated by reference from the Ten-Year Summary beginning on Page 16 of SDG&E's 1993 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------------------------------------

The information required by Item 7 is incorporated by reference from page 18 of SDG&E's 1993 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -----------------------------------------------------------------------------

The information required by Item 8 is incorporated by reference from Pages 24 through 39 of SDG&E's 1993 Annual Report to Shareholders. See Item 14 of this Form 10-K for a listing of financial statements included in the 1993 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- -------------------------------------------------------------------------

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------------------------------------------------------------------------
The information required on Identification of Directors is incorporated by reference from "Election of Directors" in SDG&E's March 1994 Proxy Statement.

The information required on executive officers is incorporated by reference from Item 4.

Item 11. Executive Compensation


The information required by Item 11 is incorporated by reference from "Executive Compensation and Transactions with Management and Others" in SDG&E's March 1994 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from "Security Ownership of Management and Certain Beneficial Holders" in SDG&E's March 1994 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                               Page in
                                                               Annual Report*

  Responsibility Report for the Consolidated Financial Statements         24

  Statements of Consolidated Income for the years ended
  December 31, 1993, 1992 and 1991.                                       25

  Consolidated Balance Sheets at December 31, 1993 and 1992.              26

  Statements of Consolidated Cash Flows for the years ended
  December 31, 1993, 1992 and 1991                                        27

  Statements of Consolidated Changes in Capital Stock and Retained
  Earnings for the years ended December 31, 1993, 1992 and 1991.         28

  Statements of Consolidated Capital Stock at
  December 31, 1993 and 1992.                                            29

  Statements of Consolidated Long-Term Debt at
  December 31, 1993 and 1992.                                            30

  Statements of Consolidated Financial Information by Segments
  of Business for the years ended December 31, 1993, 1992 and 1991       31

  Notes to Consolidated Financial Statements                             32

  Independent Auditors' Report                                           38

  Quarterly Financial Data (Unaudited).                                  39

*Incorporated by reference from the indicated pages of the 1993 Annual Report to Shareholders.

2. Financial statement schedules

The following schedules for the years ended December 31, 1993, 1992 and 1991 and the related independent auditors' report will be filed as an amendment to this report:

Schedule II Amounts Receivable from Related Parties and Underwriters, Promoters and Employees

Schedules V and VI  Property, Plant and Equipment; and Accumulated
                    Depreciation, Depletion and Amortization of Property, Plant and Equipment

Schedule VIII       Valuation and Qualifying Accounts

Schedule IX         Short-Term Borrowings

Schedule X          Supplementary Income Statement Information

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements and the notes to consolidated financial statements included herein.

3. Exhibits

The Forms 8, 8-K, 10-K and 10-Q referred to herein were filed under Commission File Number 1-3779.

Exhibit 3 -- Bylaws and Articles of Incorporation

- -    Bylaws
3.1  Restated Bylaws - December 20, 1993

- -    Articles of Incorporation
3.2 Restated Articles of Incorporation - December 2, 1992 (Incorporated by reference from SDG&E's 1992 Form 10-K, Ex 3.2)

3.3 Certificate of Determination of Preferences of Preference Stock (cumulative), $1.82 series, without par value, of San Diego Gas & Electric Company.

3.4 Certificate of Determination of Preferences of Preference Stock (cumulative), $1.70 series, without par value, of San Diego Gas & Electric Company.

Exhibit 4 -- Instruments Defining the Rights of Security Holders, Including Indentures

4.1 Mortgage and Deed of Trust dated July 1, 1940. (Incorporated by reference from Registration No. 2-49810, Ex. 2A.)

4.2 Second Supplemental Indenture dated as of March 1, 1948. (Incorporated by reference from Registration No. 2-49810, Ex. 2C.)

4.3 Ninth Supplemental Indenture dated as of August 1, 1968. (Incorporated by reference from Registration No. 2-68420, Ex. 2D.)

4.4 Tenth Supplemental Indenture dated as of December 1, 1968. (Incorporated by reference from Registration No. 2-36042, Ex. 2K.)

4.5 Sixteenth Supplemental Indenture dated August 28, 1975. (Incorporated by reference from Registration No. 2-68420, Ex. 2E.)

4.6 Thirtieth Supplemental Indenture dated September 28, 1983. (Incorporated by reference from Registration No. 33-34017, Ex. 4.3.)

Exhibit 10 -- Material Contracts

10.1 Form of San Diego Gas & Electric Company Deferred Compensation Agreement for Officers #3 (1994 compensation).

10.2 Form of San Diego Gas & Electric Company Deferred Compensation Agreement for Officers #1 (1994 compensation, 1995 incentive).

10.3 Form of San Diego Gas & Electric Company Deferred Compensation Agreement for Nonemployee Directors (1994 compensation).

10.4 Form of San Diego Gas & Electric Company 1986 Long-Term Incentive Plan 1993 restricted stock award agreement.

10.5 Supplemental Executive Retirement Plan adopted on July 15, 1981 and amended on April 24, 1985, October 20, 1986, April 28, 1987, October 24, 1988, November 21, 1988, October 28, 1991, May 28, 1992, May 24, 1993 and
November 22, 1993.

10.6  Amended 1986 Long-Term Incentive Plan, Restatement as of October 25,
1993.

10.7  Loan agreement with CIBC Inc. dated as of December 1, 1993.

10.8 Amendment to San Diego Gas & Electric Company and Southern California Gas Company Restated Long-Term Wholesale Natural Gas Service Contract (see
Exhibit 10.53) dated March 26, 1993.

THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE FROM SDG&E'S JUNE 30, 1993 FORM 10-Q AS REFERENCED BELOW.

10.9 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $80 million of Pollution Control Bonds dated as of June 1, 1993 (Exhibit 10.1).

10.10 Loan agreement with the City of San Diego in connection with the issuance of $92.7 million of Industrial Development Bonds 1993 Series C dated as of July 1, 1993 (Exhibit 10.2).

THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE FROM SDG&E'S MARCH 31, 1993 FORM 10-Q AS REFERENCED BELOW.

10.11 Loan agreement with Mellon Bank, N.A dated as of April 15, 1993 (Exhibit 10.1).

10.12 Loan agreement with First Interstate Bank dated as of April 15, 1993 (Exhibit 10.2).

10.13 Loan agreement with the City of San Diego in connection with the issuance of Industrial Development Bonds 1993 Series A dated as of April 1, 1993 (Exhibit 10.3).

10.14 Loan agreement with the City of San Diego in connection with the issuance of Industrial Development Bonds 1993 Series B dated as of April 1, 1993 (Exhibit 10.4).

THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE FROM SDG&E'S 1992 FORM 10-K AS REFERENCED BELOW.

10.15 Form of San Diego Gas & Electric Company Deferred Compensation Agreement for Officers #3 (1993 compensation) (Exhibit 10.1).

10.16 Form of San Diego Gas & Electric Company Deferred Compensation Agreement for Officers #1 (1993 compensation, 1994 incentive) (Exhibit 10.2).

10.17 Form of San Diego Gas & Electric Company Deferred Compensation Agreement for Nonemployee Directors (1993 compensation) (Exhibit 10.3).

10.18 Form of San Diego Gas & Electric Company 1986 Long-Term Incentive Plan 1992 restricted stock award agreement (Exhibit 10.4).

10.19 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Revenue Bonds, dated as of December 1, 1992 (Exhibit 10.5).

10.20 Loan agreement with the City of San Diego in connection with the issuance of $25 million of Industrial Development Revenue Bonds, dated as of September 1, 1987 (Exhibit 10.6).

10.21 Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (Exhibit 10.7).

10.22 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (Exhibit 10.8).

10.23  Amended 1986 Long-Term Incentive Plan (Exhibit 10.9).

10.24 Loan agreement between Mellon Bank, N.A. and San Diego Gas & Electric Company dated December 15, 1992, as amended (Exhibit 10.10).

10.25 Fuel Lease dated as of September 8, 1983 between SONGS Fuel Company, as Lessor and San Diego Gas & Electric Company, as Lessee, and Amendment No. 1 to Fuel Lease, dated September 14, 1984 and Amendment No. 2 to Fuel Lease, dated March 2, 1987 (Exhibit 10.11).

THE FOLLOWING EXHIBIT IS INCORPORATED BY REFERENCE FROM SDG&E'S SEPTEMBER 30, 1992 FORM 10-Q AS REFERENCED BELOW.

10.26 Loan Agreement with the City of San Diego in connection with the issuance of $118.6 million of Industrial Development Revenue Bonds dated as of September 1, 1992 (Exhibit 10.1).

THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE FROM SDG&E'S 1991 FORM 10-K AS REFERENCED BELOW.

10.27 Gas Purchase Agreement, dated March 12, 1991 between Husky Oil Operations Limited and San Diego Gas & Electric Company (Exhibit 10.1).

10.28 Gas Purchase Agreement, dated March 12, 1991 between Canadian Hunter Marketing Limited and San Diego Gas & Electric Company (Exhibit 10.2).

10.29 Gas Purchase Agreement, dated March 12, 1991 between Bow Valley Industries Limited and San Diego Gas & Electric Company (Exhibit 10.3).

10.30 Gas Purchase Agreement, dated March 12, 1991 between Summit Resources Limited and San Diego Gas & Electric Company (Exhibit 10.4).

10.31 Service Agreement Applicable to Firm Transportation Service under Rate Schedule FS-1, dated May 31, 1991 between Alberta Natural Gas Company Ltd. and San Diego Gas & Electric Company (Exhibit 10.5).

10.32 Firm Transportation Service Agreement, dated December 31, 1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (Exhibit 10.7).

10.33 Supplemental Executive Retirement Plan adopted on July 15, 1981 and amended on April 24, 1985, October 20, 1986, April 28, 1987, October 24, 1988, November 21, 1988 and October 28, 1991 (Exhibit 10.8).

10.34 Uranium enrichment services contract between the U. S. Department of Energy and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended by modifications dated September 13, 1985, January 8, April 10, June 17 and August 8, 1986, March 26, 1987, February 20 and July 25, 1990, and October 7, 1991 (Exhibit 10.9).

10.35 Loan agreement with California Pollution Control Financing Authority, dated as of December 1, 1985, in connection with the issuance of $35 million of pollution control bonds (Exhibit 10.10).

10.36 Loan agreement with California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of pollution control bonds (Exhibit 10.11).

10.37 Form of San Diego Gas & Electric Company Deferred Compensation Agreement for Officers #3 (1992 compensation) (Exhibit 10.16).

10.38 Form of San Diego Gas & Electric Company Deferred Compensation Agreement for Officers #1 (1992 compensation, 1993 incentive) (Exhibit 10.17).

10.39 Form of San Diego Gas & Electric Company Deferred Compensation Agreement for Nonemployee Directors (1992 compensation) (Exhibit 10.18).

10.40 Form of San Diego Gas & Electric Company Deferred Compensation Agreement for Officers #1 (1991 compensation, 1992 incentive) (Exhibit 10.20).

10.41 Loan agreement with the City of San Diego in connection with the issuance of $44.25 million of Industrial Development Revenue Bonds, dated as of July 1, 1986 (Exhibit 10.36).

10.42 Loan agreement with the City of San Diego in connection with the issuance of $81.35 million of Industrial Development Revenue Bonds, dated as of December 1, 1986 (Exhibit 10.37).

10.43 Loan agreement with the City of San Diego in connection with the issuance of $100 million of Industrial Development Revenue Bonds, dated as of September 1, 1985 (Exhibit 10.38).

10.44  Executive Incentive Plan dated April 23, 1985 (Exhibit 10.39).

10.45 Loan agreement with California Pollution Control Financing Authority dated as of December 1, 1984, in connection with the issuance of $27 million of pollution control bonds (Exhibit 10.40).

10.46 Loan agreement with California Pollution Control Financing Authority dated as of May 1, 1984, in connection with the issuance of $53 million of pollution control bonds (Exhibit 10.41).

10.47 Lease agreement dated as of July 14, 1975 with New England Mutual Life Insurance Company, as lessor (Exhibit 10.42).

THE FOLLOWING EXHIBIT IS INCORPORATED BY REFERENCE FROM SDG&E'S MARCH 31, 1991 FORM 10-Q AS REFERENCED BELOW.

10.48 Firm Transportation Service Agreement, dated April 25, 1991 between Pacific Gas Transmission Company and San Diego Gas & Electric Company (Exhibit 28.2).

THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE FROM SDG&E'S 1990 FORM 10-K AS REFERENCED BELOW.

10.49 Agreement dated March 19, 1987, for the Purchase and Sale of Uranium Concentrates between SDG&E and Saarberg-Interplan Uran GmbH (assigned to Pathfinder Mines Corporation in June 1993) (Exhibit 10.5).

10.50 Second Amended San Onofre Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (Exhibit 10.6).

10.51 San Diego Gas & Electric Company Retirement Plan for Directors, adopted December 17, 1990 Exhibit 10.7).

10.52 San Diego Gas & Electric Company Executive Severance Allowance Plan, as Amended and Restated, December 17, 1990 (Exhibit 10.8).

10.53 San Diego Gas & Electric Company and Southern California Gas Company Restated Long-Term Wholesale Natural Gas Service Contract, dated September 1, 1990 (Exhibit 10.9).

THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE FROM SDG&E'S 1989 FORM 10-K AS REFERENCED BELOW.

10.54 Amendment to the San Diego Gas & Electric Company 1986 Long-Term Incentive Plan adopted January 23, 1989 (Exhibit 10B).

10.55 Loan agreement between San Diego Trust & Savings Bank and SDG&E dated January 1, 1989 as amended (Exhibit 10H).

10.56 Loan agreement between Union Bank and SDG&E dated November 1, 1988 as amended (Exhibit 10I).

10.57 Loan agreement between Bank of America National Trust & Savings Association and SDG&E dated November 1, 1988 as amended (Exhibit 10J).

10.58 Loan agreement between First Interstate Bank of California and SDG&E dated November 1, 1988 as amended (Exhibit 10K).

THE FOLLOWING EXHIBITS ARE INCORPORATED BY REFERENCE FROM SDG&E'S 1988 FORM 10-K AS REFERENCED BELOW.

10.59  Severance Plan as amended August 22, 1988 (Exhibit 10A).

10.60  U. S. Navy contract for electric service, Contract
N62474-70-C-1200-P00414, dated September 29, 1988 (Exhibit 10C).

10.61 Employment agreement between San Diego Gas & Electric Company and Thomas A. Page, dated June 15, 1988 (Exhibit 10E).

10.62 Public Service Company of New Mexico and San Diego Gas & Electric Company 1988-2001 100 MW System Power Agreement dated November 4, 1985 and Letter of Agreement dated April 28, 1986, June 4, 1986 and June 18, 1986 (Exhibit 10H).

10.63 San Diego Gas & Electric Company and Portland General Electric Company Long-Term Power Sale and Transmission Service agreements dated November 5, 1985 (Exhibit 10I).

10.64 Comision Federal de Electricidad and San Diego Gas & Electric Company Contract for the Purchase and Sale of Electric Capacity and Energy dated November 20, 1980 and additional Agreement to the contract dated March 22, 1985 (Exhibit 10J).

10.65 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (Exhibit 10N).

10.66 Agreement with Arizona Public Service Company for Arizona transmission system participation agreement - contract 790116 (Exhibit 10P).

10.67  City of San Diego Electric Franchise (Ordinance No.10466) (Exhibit
10Q).

10.68  City of San Diego Gas Franchise (Ordinance No.10465) (Exhibit 10R).

10.69  County of San Diego Electric Franchise (Ordinance No.3207) (Exhibit
10S).

10.70  County of San Diego Gas Franchise (Ordinance No.5669) (Exhibit 10T).

10.71 Supplemental Pension Agreement with Thomas A. Page, dated as of April 3, 1978 (Exhibit 10V).

10.72 Lease agreement dated as of June 15, 1978 with Lloyds Bank California, as owner-trustee and lessor - Exhibit B to financing agreement of SDG&E's Encina Unit 5 equipment trust (Exhibit 10W).

Exhibit 12 -- Statement re computation of ratios

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 1993, 1992, 1991, 1990 and 1989.

Exhibit 13 -- The financial statements and other documents listed under Part IV Item 14(a)1. and Management's Discussion and Analysis of Financial Condition and Results of Operations listed under Part II Item 7 of this form 10-K are incorporated by reference from the 1993 Annual Report to Shareholders.

Exhibit 22 - Subsidiaries - See "Part I, Item 1. Description of Business."

Exhibit 24 - Independent Auditors' Consent, Page 37.

(b) Reports on Form 8-K:

A Current Report on Form 8-K was filed on December 22, 1993 to report the resignation of Douglas O. Allred from SDG&E's Board of Directors.

INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference of our report dated February 25, 1994 (which report contains an explanatory paragraph referring to the Company's consideration of alternative strategies for its 80 percent-owned subsidiary, Wahlco Environmental Systems, Inc.) appearing on page 38 of the 1993 Annual Report to Shareholders of San Diego Gas & Electric Company in
 this Annual Report on Form 10-K for the year ended December 31, 1993.

We also consent to the incorporation by reference of the above-mentioned report in San Diego Gas & Electric Company Post-Effective Amendment No. 1 to Registration Statement No. 33-46736 on Form S-3, Post-Effective Amendment No. 4 to Registration Statement No. 2-71653 on Form S-8, Registration Statement No. 33-7108 on Form S-8, Amendment No. 1 to Registration Statement
No. 33-21971 on Form S-3, Registration Statement No. 33-45599 on Form S-3, Registration Statement No. 33-52834 on Form S-3 and Registration Statement No. 33-49837 on Form S-3; and SDO Parent Co., Inc. Registration Statement No. 2-98332 on Form S-4 as amended by Post-Effective Amendment No. 1 on Form S-3.



Deloitte & Touche
San Diego, California
March 3, 1994

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SAN DIEGO GAS & ELECTRIC COMPANY


February 28, 1994             By:     /s/  Thomas A. Page
                              -----------------------------
                              Thomas A. Page
                              Chairman, President and Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signature                    Title                              Date
- -------------------------------------------------------------------------
Principal Executive Officer:

/s/  Thomas A. Page
- ---------------------------
Thomas A. Page              Chairman, President and Chief  February 28, 1994
                            Executive Officer and a
                            Director

Principal Financial Officer:

/s/  Malyn K. Malquist
- ---------------------------
Malyn K. Malquist           Vice President-Finance and     February 28, 1994
                            Treasurer

Principal Accounting Officer:

/s/  Frank H. Ault
- ---------------------------
Frank H. Ault               Vice President and Controller  February 28, 1994

Directors:

/s/  Richard C. Atkinson
- ---------------------------
Richard C. Atkinson         Director                       February 28, 1994

/s/  Ann Burr
- ---------------------------
Ann Burr                    Director                       February 28, 1994

/s/  Richard A. Collato
- ---------------------------
Richard A. Collato          Director                       February 28, 1994

/s/  Daniel W. Derbes
- ---------------------------
Daniel W. Derbes           Director                        February 28, 1994

/s/  Robert H. Goldsmith
- ---------------------------
Robert H. Goldsmith        Director                        February 28, 1994

/s/  Ralph R. Ocampo
- -------------------------
Ralph R. Ocampo            Director                        February 28, 1994

/s/  Catherine Fitzgerald Wiggs
- --------------------------------
Catherine Fitzgerald Wiggs       Director                  February 28, 1994