Form 10-K/A
period 1993-12-31
SAN DIEGO GAS & ELECTRIC CO
filed 1994-04-08
CIK 86521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT 1

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended                      December 31, 1993
                          ----------------------------------------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from        to
                               ------    ------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1994:
Common Stock       $2.8 Billion
Preferred Stock    $ 18 Million

As of January 31, 1994, there were 116,480,387 shares of common stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1993 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the March 1994 Proxy Statement prepared for the April 1994 annual meeting of shareholders are incorporated by reference into Part III.

                         SAN DIEGO GAS & ELECTRIC COMPANY


                                     FORM 10K/A


                                     AMENDMENT 1


The undersigned registrant hereby amends Part IV, Item 14(a)2 - Financial Statement Schedules of its Annual Report for 1993 on Form 10-K as set forth in the pages attached hereto.



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.






                                             SAN DIEGO GAS & ELECTRIC COMPANY
                                                        (Registrant)



April 7, 1994                               By:          /s/ F.H. Ault
                                                ------------------------------
                                                           (Signature)
                                                            F.H. Ault,
                                                 Vice President and Controller

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                                    Page in
                                                                Annual Report*

  Responsibility Report for the Consolidated Financial Statements. . . . . . 24

  Statements of Consolidated Income for the years ended
  December 31, 1993, 1992 and 1991.  . . . . . . . . . . . . . . . . . . . . 25

  Consolidated Balance Sheets at December 31, 1993 and 1992. . . . . . . . . 26

  Statements of Consolidated Cash Flows for the years ended
  December 31, 1993, 1992 and 1991.  . . . . . . . . . . . . . . . . . . . . 27

  Statements of Consolidated Changes in Capital Stock and Retained
  Earnings for the years ended December 31, 1993, 1992 and 1991. . . . . . . 28

  Statements of Consolidated Capital Stock at
  December 31, 1993 and 1992.  . . . . . . . . . . . . . . . . . . . . . . . 29

  Statements of Consolidated Long-Term Debt at
  December 31, 1993 and 1992.  . . . . . . . . . . . . . . . . . . . . . . . 30

  Statements of Consolidated Financial Information by Segments
  of Business for the years ended December 31, 1993, 1992 and 1991.  . . . . 31

  Notes to Consolidated Financial Statements.  . . . . . . . . . . . . . . . 32

  Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . 38

  Quarterly Financial Data (Unaudited).  . . . . . . . . . . . . . . . . . . 39

*Incorporated by reference from the indicated pages of the 1993 Annual Report to Shareholders.

2. Financial statement schedules

The following schedules for the years ended December 31, 1993, 1992 and 1991 and the related independent auditors' report are hereby filed as an amendment to this report:
                                                                    Page Herein

Schedule II          Amounts Receivable from Related Parties and Underwriters,
                     Promoters and Employees . . . . . . . . . . . . . . . .  4

Schedules V and VI   Property, Plant and Equipment; and Accumulated
                     Depreciation, Depletion and Amortization of Property,
                     Plant and Equipment . . . . . . . . . . . . . . . . . .  5

Schedule VIII        Valuation and Qualifying Accounts . . . . . . . . . . .  8

Schedule IX          Short-Term Borrowings . . . . . . . . . . . . . . . . .  8

Schedule X           Supplementary Income Statement Information  . . . . . .  8

                     Independent Auditors' Report on Financial Statement
                     Schedules . . . . . . . . . . . . . . . . . . . . . . .  9

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements and the notes to consolidated financial statements included herein.

                                    Schedule II
                          SAN DIEGO GAS & ELECTRIC COMPANY
                   YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
             AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                               PROMOTERS AND EMPLOYEES

                                  Balance at                                                     Balance at
                                  Beginning                                                          End
                                  of Period     Additions             Deductions                  of Period
                                  ---------     ---------       ----------------------         -------------
                                                                Amounts        Amounts                   Not
Name of Debtor                                                 Collected     Written Off    Current    Current
- --------------                                                 ---------     -----------    -------    -------
For the year ended December 31,
1993:
     Huta, Henry                  $225,000                                                             $225,000
     Middleton, Vincent            175,000                                                              175,000
     Hearndon, Trevor <F2>         192,152                     $116,052       $ 2,225 <F6>               73,875
     Lang, Frederick               110,000                                                              110,000
     Wilson, Charles <F5>          175,000                                                              175,000
     Guffre, John <F5>             135,000                                                              135,000
     Pollock, William <F5>         170,000                                                              170,000
For the year ended December 31,
1992:
     Huta, Henry                    45,000      $180,000 <F1>                                           225,000
     Middleton, Vincent            201,818       175,000 <F1>   201,818                                 175,000
     Hearndon, Trevor <F2>                       235,910 <F1>                  43,758 <F3>  $116,052     76,100
     Lang, Frederick                             110,000 <F7>                                           110,000
     Wilson, Charles               397,652       175,000 <F1>   397,652                                 175,000
     Guffre, John                   33,500       101,500 <F1>                                           135,000
     Pollock, William               35,000       135,000 <F1>                                           170,000
For the year ended December 31,
1991:
     Huta, Henry                                  45,000 <F1>                                            45,000
     Wilson, Charles                             397,652 <F4>                                 397,652
     Middleton, Vincent                          212,467 <F4>     10,649                      201,818
     Guffre, John                                 33,500 <F1>                                            33,500
     Pollock, William                             35,000 <F1>                                  35,000

[FN]
<F1>   The non-interest bearing loan made under Pacific Diversified Capital
       Company's relocation plan is payable after six years and is secured by a second trust deed on the employee's residence.

<F2>   The transactions were denominated in British pound sterling.

<F3>   Terms of initial loan provided for direct reduction of loan repayment equal to the loss on the employee's residence.

<F4>   This unsecured, non-interest bearing loan was made under Pacific
       Diversified Capital Company's relocation plan and is payable upon the sale of the employee's previous residence.

<F5>   During 1993 this individual's employment with Pacific Diversified Capital
       Company ended.

<F6>   Foreign currency adjustment

<F7>   This currently unsecured, non-interest bearing loan was made in conjunction with this individual's employment contract. Terms of the loan provide for its complete forgiveness by June 1, 1996 assuming certain employment criteria have been met.

                                Schedules V and VI
                         SAN DIEGO GAS & ELECTRIC COMPANY
                          PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1993
                              (Millions of Dollars)
                                                                         Other
                               Balance    Additions    Retirements     Increases    Balance
Classification                 1/1/93      At Cost       At Cost      (Decreases)   12/31/93
- --------------                ---------   ----------   ------------   -----------   --------
PROPERTY, PLANT AND EQUIPMENT
- -----------------------------
Electric, steam and common:
   Production                  $1,610        $ 40         $38             $ 3        $1,615
   Transmission                   556          37           1                           592
   Distribution                 1,684         159          13                         1,830
   General                        221          35           4              (3)          249
   Work in progress               125          40                                       165
                              ---------   ----------   -----------     ----------   --------
      Total                     4,196         311          56               -         4,451
                              ---------   ----------   -----------     ----------   --------
Gas:
   Storage                          2                                                     2
   Transmission                    70           3                                        73
   Distribution                   528          32           2                           558
   General                          6                                                     6
   Work in progress                17          27                                        44
                              ---------    ----------   ----------     ----------   ---------
      Total                       623          62           2               -           683
                              ---------    ----------   ----------     ----------   ---------
           TOTAL               $4,819        $373         $58             $ -        $5,134
                              =========    ==========   ==========     ==========   =========

ACCUMULATED DEPRECIATION AND
- ----------------------------
AMORTIZATION
- ------------
 Electric, steam and common:
   Production                   $  772       $ 94          $40              $25      $  851
   Transmission                    181         17            2                          196
   Distribution                    540         74           21                          593
   General                          80         14            4               (3)         87
                              ---------    ----------   ----------     ----------   ---------
      Total                      1,573        199           67               22 <F1>  1,727
                              ---------    ----------   ----------     ----------   ---------
Gas:
   Storage                           2                                                     2
   Transmission                     25          3                                         28
   Distribution                    237         21            2                           256
   General                           3          1                                          4
                               ---------    ----------   ----------     ----------   ---------
      Total                        267         25            2               -           290
                               ---------    ----------   ----------     ----------   ---------
           TOTAL                $1,840       $224          $69              $22       $2,017
                               =========    ==========   ==========     ==========   =========

[FN]
<F1>    Income earned by the externally managed trust funds established for the decommissioning of San Onofre Nuclear Generating Station.

                                Schedules V and VI
                         SAN DIEGO GAS & ELECTRIC COMPANY
                           PROPERTY, PLANT AND EQUIPMENT
                           YEAR ENDED DECEMBER 31, 1992
                              (Millions of Dollars)
                                                                        Other
                               Balance    Additions    Retirements    Increases    Balance
Classification                 1/1/92      At Cost       At Cost     (Decreases)   12/31/92
- ---------------               ---------   ----------   -----------   -----------   ---------
PROPERTY, PLANT AND EQUIPMENT
- -----------------------------
Electric, steam and common:
   Production                 $1,834       $ 38       $262            $            $1,610
   Transmission                  535         16          1              6             556
   Distribution                1,567        135         12             (6)          1,684
   General                       212         16          7                            221
   Work in progress               92         38          5                            125
                              --------   ----------   ----------    -----------   --------
      Total                    4,240        243        287              -           4,196
                              --------   ----------   ----------    -----------   --------
Gas:
   Storage                         2                                                    2
   Transmission                   68          2                                        70
   Distribution                  500         29          1                            528
   General                         5          1                                         6
   Work in progress                8          9                                        17
                              --------    ----------  ---------    ------------   --------
      Total                      583         41          1              -             623
                              --------    ----------  ---------    ------------   --------
           TOTAL              $4,823       $284        $288           $ -          $4,819
                              ========    ==========  =========    ============   ========

ACCUMULATED DEPRECIATION AND
- ----------------------------
AMORTIZATION
- ------------
Electric, steam and common:
   Production                $  821       $104         $162           $ 9          $  772
   Transmission                 162         18            1             2             181
   Distribution                 496         65           19            (2)            540
   General                       69         14            3                            80
                             --------    ---------   ----------    ----------     --------
      Total                   1,548        201          185             9 <F1>      1,573
                             --------    ---------   ----------    ----------     --------
Gas:
   Storage                        1                      (1)                            2
   Transmission                  23          2                                         25
   Distribution                 216         23            2                           237
   General                        3                                                     3
                             --------    --------     ---------    ----------     --------
      Total                     243         25            1             -             267
                             --------    --------     ---------    ----------     --------
           TOTAL             $1,791       $226         $186           $ 9          $1,840
                             ========    ========     =========    ==========     ========

[FN]
<F1>    Income earned by the externally managed trust funds established for the decommissioning of San Onofre Nuclear Generating Station.

                               Schedules V AND VI
                        SAN DIEGO GAS & ELECTRIC COMPANY
                          PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1991
                              (Millions of Dollars)
                                                                        Other
                               Balance    Additions    Retirements    Increases    Balance
Classification                 1/1/91      At Cost       At Cost     (Decreases)   12/31/91
- ---------------               ---------   ---------    -----------   -----------   ---------
PROPERTY, PLANT AND EQUIPMENT
- -----------------------------
Electric, steam and common:
   Production                 $1,768       $  70         $  6           $ 2        $1,834
   Transmission                  500          31            2             6           535
   Distribution                1,464         116           10            (3)        1,567
   General                       203          13            1            (3)          212
   Held for future use             1                                     (1)
   Work in progress              101          (9)          (1)           (1)           92
                             ---------    ---------    -----------   -----------   ---------
      Total                    4,037         221           18             -         4,240
                             ---------    ---------    -----------   -----------   ---------
Gas:
   Storage                        17                       15                           2
   Transmission                   53          15                                       68
   Distribution                  468          34            1            (1)          500
   General                         3           1                          1             5
   Work in progress               16          (8)                                       8
                             ---------    ---------    -----------   -----------   ---------
      Total                      557          42           16             -           583
                             ---------    ---------    -----------   -----------   ---------
           TOTAL              $4,594        $263          $34           $ -         $4,823
                             =========    =========    ===========   ===========   =========
ACCUMULATED DEPRECIATION AND
- ----------------------------
AMORTIZATION
- ------------
Electric, steam and common:
   Production                 $  715        $105          $ 7           $ 8         $  821
   Transmission                  148          17            3                          162
   Distribution                  450          61           15                          496
   General                        56          13                                        69
                             ---------    ---------    -----------   -----------   ---------
      Total                    1,369         196           25             8 <F1>     1,548
                             ---------    ---------    -----------   -----------   ---------
Gas:
   Storage                        16                       15                           1
   Transmission                   21           2                                       23
   Distribution                  197          22            3                         216
   General                         3                                                    3
                             ---------    ---------    -----------   -----------   ---------
      Total                      237          24           18             -           243
                             ---------    ---------    -----------   -----------   ---------
           TOTAL              $1,606        $220          $43           $ 8         $1,791
                             =========    =========    ===========   ===========   =========

[FN]
<F1>    Income earned by the externally managed trust funds established for the decommissioning of San Onofre Nuclear Generating Station.

                              Schedules VIII, IX and X
                         SAN DIEGO GAS AND ELECTRIC COMPANY
                         ----------------------------------
                    YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                    --------------------------------------------
                                (Thousands of Dollars)

                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                  -------------------------------------------------
Allowance for doubtful accounts           Balance at            Charged to        Deductions     Balance at
(deducted from accounts receivable):   Beginning of Year    Operating Expenses       <F1>        End of Year
                                       -----------------    ------------------    ----------     -----------

             1993                            $2,154                $6,001           $5,745          $2,410
                                             ======                ======           ======          ======
             1992                            $2,145                $5,017           $5,008          $2,154
                                             ======                ======           ======          ======
             1991                            $1,862                $5,302           $5,019          $2,145
                                             ======                ======           ======          ======

                       SCHEDULE IX - SHORT-TERM BORROWINGS
                       -----------------------------------
                                                                 Amount Outstanding
                                                                  During the Year
                                                               ----------------------
                                                                                         Weighted Daily Average
  Category of Aggregate     Balances at    Average Interest                  Daily      Interest Rate During the
  Short-term Borrowings     end of year        Rate (%)        Maximum     Average <F2>        Year (%) <F3>
  ---------------------     -----------    ----------------   ---------    -----------  ------------------------

1993   Commercial paper      $   -                 -           $ 70,000      $10,383              3.2
       Payable to banks       131,197             4.0           138,899       57,755              4.2
1992   Commercial paper        68,800             3.7            73,000       24,817              3.9
       Payable to banks        13,949             6.0            21,750       14,513              5.7
1991   Commercial paper        37,300             5.6            85,000       45,247              6.1
       Payable to banks         6,607             6.5            15,646        6,428              8.5

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
             -------------------------------------------------------

               Item                        Charged to Costs and Expenses
          --------------         --------------------------------------------
                                           1993          1992         1991
                                           ----          ----         ----
           Property Taxes                 $37,468       $38,632      $38,028
                                          =======       =======      =======

[FN]
<F1>  Accounts charged off during the year, net of recoveries of accounts previously charged off.
<F2>  Computed by dividing the total of daily outstanding principal balances by the number of days in the year.
<F3>  Computed by dividing the total interest expense by the average amount outstanding. Excludes commitment fee of $99,753 for 1993, $142,000 for 1992 and $154,000 for 1991.

INDEPENDENT AUDITORS' REPORT



San Diego Gas & Electric Company

We have audited the consolidated financial statements of San Diego Gas & Electric Company and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 25, 1994; which expresses an unqualified opinion and contains an explanatory paragraph referring to the Company's consideration of alternative strategies for its 80 percent owned subsidiary, Wahlco Environmental Systems, Inc.; such financial statements and report are included in your 1993 Annual Report to Shareholders and incorporated by reference as part of the Company's previously filed Annual Report on Form
10-K for the year ended December 31, 1993. Our audits also included the consolidated financial statement schedules of San Diego Gas & Electric
Company and its subsidiaries, listed on page 3 of this Form 10K/A Amendment 1. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE
San Diego, California
February 25, 1994

3. Exhibits

The Forms 8, 8-K, 10-K and 10-Q referred to herein were filed under Commission File Number 1-3779.

Exhibit 3 -- Bylaws and Articles of Incorporation

         Bylaws
3.1      Restated Bylaws - December 20, 1993

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