Form 10-Q
period 1994-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 1994-04-29
CIK 86521

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

...X..Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                                                   March 31, 1994
For the quarterly period ended..................................................
                                     Or

......Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from __________________  to __________________________

Commission File Number 1-3779

                         SAN DIEGO GAS & ELECTRIC COMPANY
................................................................................
              (Exact name of registrant as specified in its charter)


       CALIFORNIA                                                  95-1184800
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

101 ASH STREET, SAN DIEGO, CALIFORNIA                                   92101
................................................................................
(Address of principal executive offices)                           (Zip Code)

                                                               (619) 696-2000
Registrant's telephone number, including area code..............................

                                  No Change
................................................................................
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes...X... No......

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  116,479,790
Common Stock outstanding March 31, 1994 ........................................

                            PART I - FINANCIAL INFORMATION
                           SAN DIEGO GAS & ELECTRIC COMPANY
                           STATEMENTS OF CONSOLIDATED INCOME
                        (In thousands except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                         1994          1993
                                                        --------------------
                                                             (Unaudited)
Operating Revenues
  Electric . . . . . . . . . . . . . . . . . . . . .  $ 375,904   $  368,841
  Gas  . . . . . . . . . . . . . . . . . . . . . . .     98,850       99,590
  Diversified operations . . . . . . . . . . . . . .     29,664       23,912
                                                      ----------   ----------
      Total operating revenues . . . . . . . . . . .    504,418      492,343
                                                      ----------   ----------
Operating Expenses
  Electric fuel  . . . . . . . . . . . . . . . . . .     34,876       42,501
  Purchased power  . . . . . . . . . . . . . . . . .     81,525       79,686
  Gas purchased for resale . . . . . . . . . . . . .     49,674       54,673
  Maintenance  . . . . . . . . . . . . . . . . . . .     16,361       15,641
  Depreciation and decommissioning . . . . . . . . .     65,197       60,726
  Property and other taxes . . . . . . . . . . . . .     11,377       11,610
  Other  . . . . . . . . . . . . . . . . . . . . . .    118,137      106,807
  Income taxes . . . . . . . . . . . . . . . . . . .     47,139       42,913
                                                      ----------   ----------
      Total operating expenses . . . . . . . . . . .    424,286      414,557
                                                      ----------   ----------
Operating Income . . . . . . . . . . . . . . . . . .     80,132       77,786
                                                      ----------   ----------
Other Income and (Deductions)
  Allowance for equity funds used during
    construction . . . . . . . . . . . . . . . . . .      2,685        5,334
  Taxes on nonoperating income . . . . . . . . . . .       (536)        (624)
  Other--net . . . . . . . . . . . . . . . . . . . .      1,966        2,412
                                                      ----------   ----------
      Total other income and (deductions)  . . . . .      4,115        7,122
                                                      ----------   ----------
Income Before Interest Charges . . . . . . . . . . .     84,247       84,908
                                                      ----------   ----------
Interest Charges
  Long-term debt . . . . . . . . . . . . . . . . . .     22,644       25,158
  Short-term debt and other  . . . . . . . . . . . .      2,981        2,336
  Allowance for borrowed funds used during
    construction . . . . . . . . . . . . . . . . . .     (1,174)      (1,163)
                                                      ----------   ----------
      Net interest charges . . . . . . . . . . . . .     24,451       26,331
                                                      ----------   ----------
Net Income (before preferred dividend requirements)      59,796       58,577
Preferred Dividend Requirements  . . . . . . . . . .      1,916        2,182
                                                      ----------   ----------
Earnings Applicable to Common Shares . . . . . . . .  $  57,880    $  56,395
                                                      ==========   ==========
Average Common Shares Outstanding  . . . . . . . . .    116,492      115,450
                                                      ==========   ==========
Earnings Per Common Share  . . . . . . . . . . . . .  $    0.50    $    0.49
                                                      ==========   ==========
Dividends Declared Per Common Share  . . . . . . . .  $    0.38    $    0.37
                                                      ==========   ==========
               See notes to consolidated financial statments.

                         SAN DIEGO GAS & ELECTRIC COMPANY
                            CONSOLIDATED BALANCE SHEETS
                             (In thousands of dollars)

                                                      March 31,   December 31,
                                                         1994        1993
                                                     -----------  ------------
                                                     (Unaudited)
                             ASSETS
Utility plant--at original cost  . . . . . . . . .   $5,173,902   $5,134,251
Accumulated depreciation and decommissioning . . .   (2,046,174)  (2,016,618)
                                                     -----------  -----------
  Utility plant--net . . . . . . . . . . . . . . .    3,127,728    3,117,633
                                                     -----------  -----------
Investments and other property . . . . . . . . . .      465,937      464,101
                                                     ----------   -----------
Current assets
  Cash and temporary investments . . . . . . . . .       20,924       17,450
  Accounts receivable  . . . . . . . . . . . . . .      189,883      205,712
  Notes receivable . . . . . . . . . . . . . . . .       29,201       29,201
  Inventories  . . . . . . . . . . . . . . . . . .       77,586       84,922
  Other  . . . . . . . . . . . . . . . . . . . . .       36,033       40,810
                                                     -----------  -----------
      Total current assets . . . . . . . . . . . .      353,627      378,095
                                                     -----------  -----------
Construction funds held by trustee . . . . . . . .       21,279       58,042
Goodwill . . . . . . . . . . . . . . . . . . . . .       53,845       53,921
Deferred taxes recoverable in rates  . . . . . . .      300,054      311,564
Deferred charges and other assets  . . . . . . . .      310,167      318,880
                                                     -----------  -----------
      Total  . . . . . . . . . . . . . . . . . . .   $4,632,637   $4,702,236
                                                     ===========  ===========

                 CAPITALIZATION AND LIABILITIES
Capitalization
  Common equity  . . . . . . . . . . . . . . . . .   $1,528,938   $1,516,240
  Preferred stock not subject to mandatory
    redemption . . . . . . . . . . . . . . . . . .       93,493       93,493
  Preferred stock subject to mandatory redemption        25,000       25,000
  Long-term debt . . . . . . . . . . . . . . . . .    1,401,269    1,411,948
                                                     -----------  -----------
      Total capitalization . . . . . . . . . . . .    3,048,700    3,046,681
                                                     -----------  -----------
Current liabilities
  Short-term borrowings  . . . . . . . . . . . . .       45,775      131,197
  Long-term debt redeemable within one year  . . .       88,000       88,000
  Current portion of long-term debt  . . . . . . .       74,143       76,161
  Accounts payable . . . . . . . . . . . . . . . .      139,020      166,622
  Dividends payable  . . . . . . . . . . . . . . .       46,178       44,962
  Taxes accrued  . . . . . . . . . . . . . . . . .       95,279       36,830
  Interest accrued . . . . . . . . . . . . . . . .       23,229       20,396
  Regulatory balancing accounts overcollected--net       32,259       33,179
  Other  . . . . . . . . . . . . . . . . . . . . .      111,147      104,353
                                                     -----------  -----------
      Total current liabilities  . . . . . . . . .      655,030      701,700
                                                     -----------  -----------
Customer advances for construction . . . . . . . .       40,703       41,729
Accumulated deferred income taxes--net . . . . . .      508,371      520,076
Accumulated deferred investment tax credits  . . .      112,684      114,159
Deferred credits and other liabilities . . . . . .      267,149      277,891
                                                     -----------  -----------
      Total  . . . . . . . . . . . . . . . . . . .   $4,632,637   $4,702,236
                                                     ===========  ===========
                    See notes to consolidated financial statements.

                          SAN DIEGO GAS & ELECTRIC COMPANY
                       STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (In thousands of dollars)

                                                         Three Months Ended
                                                              March 31,
                                                         1994          1993
                                                       ----------------------
                                                             (Unaudited)
Cash Flows From Operating Activities
  Net income . . . . . . . . . . . . . . . . . . . .  $  59,796    $  58,577
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and decommissioning . . . . . . .     65,197       60,726
      Amortization of deferred charges and
        other assets . . . . . . . . . . . . . . . .      3,260          955
      Amortization of deferred credits and other
        liabilities  . . . . . . . . . . . . . . . .     (7,436)      (3,050)
      Allowance for equity funds used
        during construction  . . . . . . . . . . . .     (2,685)      (5,334)
      Deferred income taxes and investment
        tax credits  . . . . . . . . . . . . . . . .     (4,970)     (10,774)
      Other--net . . . . . . . . . . . . . . . . . .       (309)      (5,904)
Changes in working capital components net of effects
  from purchases of subsidiaries
      Accounts and notes receivable  . . . . . . . .     15,829       (5,937)
      Regulatory balancing accounts  . . . . . . . .       (920)      14,488
      Inventories  . . . . . . . . . . . . . . . . .      7,336       10,833
      Other current assets . . . . . . . . . . . . .      4,777         (319)
      Accrued interest and taxes . . . . . . . . . .     61,649       55,010
      Accounts payable and other current
        liabilities  . . . . . . . . . . . . . . . .    (20,808)     (23,281)
                                                      ----------   ----------
         Net cash provided by operating activities      180,716      145,990
                                                      ----------   ----------
Cash Flows From Financing Activities
      Dividends paid . . . . . . . . . . . . . . . .    (44,962)     (43,298)
      Short-term borrowings--net . . . . . . . . . .    (85,422)       9,223
      Issuance of long-term debt . . . . . . . . . .        -          5,307
      Repayment of long-term debt  . . . . . . . . .     (8,606)     (90,209)
      Sale (redemption) of common stock  . . . . . .       (920)      13,919
      Redemption of preferred stock  . . . . . . . .        -           (170)
                                                      ----------   ----------
         Net cash used by financing activities . . .   (139,910)    (105,228)
                                                      ----------  -----------
Cash Flows From Investing Activities
      Utility construction expenditures  . . . . . .    (68,084)     (56,823)
      Withdrawals from construction trust
        funds - net  . . . . . . . . . . . . . . . .     36,763       23,125
      Contributions to decommissioning funds . . . .     (5,505)      (5,505)
      Other--net . . . . . . . . . . . . . . . . . .       (506)      (1,430)
                                                      ----------  -----------
         Net cash used by investing activities . . .    (37,332)     (40,633)
                                                      ----------  -----------
Net increase . . . . . . . . . . . . . . . . . . . .      3,474          129
Cash and temporary investments, beginning of period      17,450       11,079
                                                      ----------  -----------
Cash and temporary investments, end of period  . . .  $  20,924   $   11,208
                                                      ==========  ===========
Supplemental Disclosure of Cash Flow Information
  Income tax payments  . . . . . . . . . . . . . . .  $    -      $    4,950
                                                      ==========  ===========
  Interest payments, net of amounts capitalized  . .  $  21,618   $   29,828
                                                      ==========  ===========
Supplemental Schedule of Noncash Investing and
  Financing Activities
    Real estate investments acquired . . . . . . . .  $    -      $   30,088
    Cash paid  . . . . . . . . . . . . . . . . . . .       -            -
                                                      ----------  -----------
    Liabilities assumed  . . . . . . . . . . . . . .  $    -      $   30,088
                                                      ==========  ===========

                    See notes to consolidated financial statments.
                                          4

                         SAN DIEGO GAS & ELECTRIC COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     GENERAL

       SDG&E believes all adjustments necessary to present a fair statement of the consolidated financial position and results of operations for the periods covered by this report, consisting of recurring accruals, have been made. Certain prior year amounts have been reclassified for comparability.

       SDG&E's significant accounting policies are described in the notes to consolidated financial statements in its 1993 Annual Report to Shareholders. SDG&E follows the same accounting policies for interim reporting purposes.

       This quarterly report should be read in conjunction with SDG&E's 1993 Annual Report on Form 10-K. The consolidated financial statements and Management Discussion & Analysis of Financial Condition and Results of Operations included in SDG&E's 1993 Annual Report to Shareholders were incorporated by reference into SDG&E's 1993 Annual Report on Form 10-K and filed as an exhibit thereto.

2.     MATERIAL CONTINGENCIES

       INVESTMENT IN WAHLCO ENVIRONMENTAL SYSTEMS, INC.

       SDG&E's investment in and advances to Wahlco aggregate $80 million at March 31, 1994. At March 31, 1994 Wahlco had consolidated net assets of $69 million (including $53 million of goodwill). During the years ended December 31, 1991, 1992 and 1993, Wahlco's net income (loss) was $12 million,($13 million) and ($11 million). During those years Wahlco's cash flow provided by (used in) operations was $7 million, ($7 million) and ($12 million). For the three months ended March 31, 1994 Wahlco had a net loss but its operations provided a positive cash flow.

       Historically, Wahlco's primary and most profitable product line has been flue gas conditioning equipment, which is sold to utilities with coal-fired generating plants. Since the passage of the 1990 Clean Air Act Amendments, Wahlco's prospects for future profitability have been significantly associated with the size and timing of flue gas conditioning equipment orders from utilities responding to that legislation. Phase I of that legislation requires certain utilities to submit compliance plans to the Environmental Protection Agency by February 28, 1993 and to be in compliance by January 1, 1995. Phase II requires the remaining utilities with coal-fired generation to be in compliance by January 1, 2000.

       Thus far, sales of and orders for flue gas conditioning equipment have not reached anticipated levels. Therefore, SDG&E has been considering alternative strategies relative to its investment in Wahlco. Continued operating losses or implementation of an alternative strategy could lead to the writeoff of a significant portion of SDG&E's investment in Wahlco, resulting in a significant adverse effect on SDG&E's earnings.

                        SAN DIEGO GAS & ELECTRIC COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

       NUCLEAR INSURANCE:

       Public liability claims that could arise from a nuclear incident are limited by law to $9.3 billion for each licensed nuclear facility. For this exposure, SDG&E and the co-owners of the San Onofre units have purchased primary insurance of $200 million, the maximum amount available. The remaining coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $50 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million.

       Insurance coverage is provided for up to $2.8 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to two years, after a waiting period of 21 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available for these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $8 million.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS:

       Earnings per share for the three months ended March 31, 1994 were up one cent from the same period in 1993. The increase in earnings was due to increased earnings at Califia and other, minor items, partially offset by increased losses at Wahlco Environmental Systems, Inc.

       As a result of many companies' delaying decisions on how to comply with the Clean Air Act, the market for flue gas conditioning systems (Wahlco's primary and most profitable product line) has not developed in the United States. Wahlco also faces increasing competition from the availability of federal pollution credits, suppliers of lower-cost alternative systems and other options. In late 1993 Wahlco recorded a restructuring charge to reflect the planned relocation of Wahlco's manufacturing operations in Canada and West Virginia to its other U.S. facilities. Additional information concerning Wahlco is provided in Note 2 of the notes to consolidated financial statements.

REGULATORY MATTERS:

CALIFORNIA PUBLIC UTILITIES COMMISSION PROPOSES INDUSTRY RESTRUCTURING

       On April 20, 1994 the CPUC announced its proposal to restructure California's regulated electric utility industry to stimulate competition and to lower rates. The CPUC has also proposed to increase access to California's transmission network, develop an active spot market for electricity and to promote competition in the energy efficiency services market.

       The proposed regulatory framework would be phased in over a six-year period. Beginning in 1996, the California utilities' largest customers (i.e. receiving service at the transmission level) would be allowed to purchase their energy from either utility or nonutility suppliers. Other industrial and commercial customers would have this choice by between 1997 and 1999 depending on their level of service. Residential customers would have this choice by 2002. The utilities would continue to provide transmission and distribution services to customers that switch to other suppliers. The cost of providing these services and the cost of serving remaining utility customers would be recovered through a performance-based ratemaking process, replacing traditional cost-of-service ratemaking. However, to the extent a power plant is not competitive in the restructured environment, the utility would continue to recover a portion of the plant's cost from customers switching to other suppliers. Comments from interested parties on the CPUC's proposal are due in May 1994 and hearings will be held in June 1994. A final CPUC decision is expected in August 1994. SDG&E cannot predict the impact of the CPUC's final decision and the transition to a more competitive environment on SDG&E's financial condition and results of operations.

       As a result of the CPUC's proposal, Moody's Investors Service and Standard & Poor's have placed the financial ratings of SDG&E's, Southern California Edison's and Pacific Gas & Electric's debt and preferred stock under review for possible downgrade. The review, to be completed after the CPUC decision, will focus on how the restructuring and competition will affect the utilities' credit quality and cash flows.

SONGS UNITS 2 & 3

       On March 15, 1994 the CPUC's Division of Ratepayer Advocates issued its report on Edison's 1995 General Rate Case proceeding. As a result of Edison's request for a rate increase, the DRA suggests that the cost of continuing to operate SONGS 2 & 3 would be more expensive than alternative resources and the units should be shut down by 1998. As an alternative recommendation, the DRA has also proposed a performance-based pricing mechanism that would tie recovery of the cost of operating the SONGS units to performance. A CPUC decision on Edison's GRC is expected in late 1994.

       If the CPUC's industry restructuring is implemented as proposed (see preceding discussion) and the SONGS units are unable to produce electricity competitively, then Edison and SDG&E would be allowed to recover a portion of their investment in SONGS 2 & 3 through a proposed "competition transition charge" paid by customers that switch to other suppliers.

BIENNIAL RESOURCE PLAN UPDATE PROCEEDING

       On March 16, 1994 the CPUC issued a proposed order to revise its June 1993 Biennial Resource Plan Update to lessen the decision's impact on utilities' energy costs. The proposed revision would require prices for BRPU energy to be capped at the lowest losing bid price determined in the BRPU auction. In addition, the order would lower SDG&E's BRPU-required capacity purchases from 491 mw to 368 mw. The capacity reduction would be proportionately allocated between fossil resources (such as natural gas and fuel oil) and renewable resources. The CPUC has proposed to reassess in 1998 SDG&E's need for the remaining 123 mw of capacity. SDG&E would be committed to begin purchasing BRPU energy in late 1997. In addition, the CPUC indicated that it would review the reasonableness of the auction selection process at a later date.

       At the CPUC's April 20, 1994 conference the CPUC held that further action on the BRPU proceeding would be delayed to consider comments on the CPUC's proposed industry restructuring (discussed above). In connection with the CPUC's proposed industry restructuring, the CPUC is considering eliminating future BRPU proceedings and allowing the need for future electric generating resources to be determined by market demand. A CPUC decision is expected in June 1994. SDG&E cannot predict the impact of the CPUC's industry restructuring decision on the current BRPU proceeding.

SOUTH BAY REPOWER PROJECT

       On March 4, 1994 SDG&E filed a request with the CPUC to withdraw its application for approval of the 500 mw South Bay Repower project. SDG&E wishes to postpone making a long-term commitment for additional capacity as a result of uncertainty arising from the CPUC's proposal to restructure California's electric utility industry and from the BRPU proceeding. SDG&E will reconsider the need for the project once the CPUC issues its decision on the restructuring proposal (see preceding discussion) and provides clear direction on the process for utilities to meet their needs for additional generating capacity. The CPUC's Division of Ratepayer Advocates, the Utility Consumers' Action Network and other interested parties have filed comments with the CPUC opposing SDG&E's request, claiming that the CPUC should complete its review of the project so that alternative proposals can be considered. A CPUC decision on SDG&E's request to withdraw the application is expected in the second quarter of 1994.

       SDG&E has requested the California Energy Commission to extend the review process for SDG&E's application for certification of the project and to delay the CEC's final decision until early 1995. The extension would allow SDG&E and the CEC to resolve various environmental concerns about the plant's discharge of heated water into San Diego Bay and the location and configuration of the plant's transmission lines. The CEC is considering alternative generation projects that would lessen any potential impact on the local environment. UCAN, the Independent Energy Producers Association and a neighborhood group located near the project's transmission path have filed a request with the CEC to terminate the application due to these concerns. The CEC is expected to decide on that request in the second quarter of 1994.

ENERGY COST ADJUSTMENT CLAUSE PROCEEDINGS

       On March 9, 1994 the CPUC issued its decision finding SDG&E's electric fuel and purchased-power expenses to be reasonable for the year ended July 31, 1992. This decision included the finding that SDG&E's administration of its Portland General Electric purchased-power contract was reasonable during the three-year period ended July 31, 1992.

       The DRA is currently reviewing the reasonableness of SDG&E's fuel and purchased-power expenses for the year ended July 31, 1993. A CPUC decision is expected in the fourth quarter of 1994.

       On April 20, 1994 the CPUC issued its decision on the forecast phase of SDG&E's 1994 Energy Cost Adjustment Clause proceeding, approving a $57 million increase in electric rates to cover higher expected fuel and purchased-power expenses and to recover prior undercollections from customers. The fuel and purchased-power portion of the forecast also establishes the generation and dispatch benchmark for shareholder gains and losses under the Performance-Based Ratemaking mechanism for the year beginning May 1, 1994. The rate increase is effective May 1, 1994.

DEMAND-SIDE MANAGEMENT

       In the audit of one or more utilities' prior years' tax returns, the Internal Revenue Service took the position that certain demand-side management expenditures are intangible assets and must be capitalized, instead of being deducted when incurred as SDG&E and other utilities have been doing. Federal legislation has been proposed supporting the current deductibility of these costs. SDG&E and other California utilities have filed requests with the CPUC to establish a memorandum account to track for future rate recovery the income taxes, and related interest, resulting from this change if the IRS's present position is imposed. SDG&E cannot predict the outcome of this issue.

HAZARDOUS WASTE COLLABORATIVE

       On March 10, 1994 a CPUC Administrative Law Judge recommended approval of the November 1993 hazardous waste collaborative settlement agreement between the major California investor-owned utilities and the DRA. The agreement would generally provide rate recovery of 90 percent of expenses incurred by utilities to clean up hazardous wastes. Currently SDG&E recovers hazardous waste expenses pursuant to CPUC reasonableness reviews. A CPUC decision is expected in the second quarter of 1994.

OTHER OPERATING HIGHLIGHTS:

       Electric fuel expense and gas purchased for resale decreased primarily due to lower sales volumes.

       Revenues from diversified operations during the three months ended March 31, 1994 were up over the corresponding 1993 period, primarily due to Califia's increased leasing activities, partially offset by Wahlco Environmental System's lower sales as a result of the continuing poor market for air pollution control products.

       Other operating expenses increased primarily due to Califia's increased leasing activities.

LIQUIDITY AND CAPITAL RESOURCES:

       Sources of cash for 1994 through 1998 are expected to consist of income from operations and issuances of stock and debt. Cash requirements for 1994 through 1998 include the construction program and retirements of long-term debt. SDG&E conducts a continuing review of its construction, investment and financing programs. They are revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital and environmental and regulatory requirements.

       SDG&E anticipates that it will continue to have short-term borrowings in 1994 due to construction expenditures' continuing to exceed the amount of available funds generated internally. SDG&E also plans to issue up to $60 million of preference stock in 1994.

       In conjunction with its employee savings and common stock investment plans, SDG&E can either issue common stock or purchase it on the open market. Currently, SDG&E is purchasing the stock on the open market.

       SDG&E's utility capital structure is one factor that has enabled it to obtain long-term financing at attractive rates. The following table lists key financial ratios for SDG&E's utility operations. The capital structures are shown net of construction funds held by trustee:

                                               March 31,        December 31,
                                                 1994               1993
                                            or the twelve       or the year
                                          months then ended      then ended

       Pretax interest coverage                  5.0X                4.7X
       Internal cash generation                   71%                 78%
       Construction
         expenditures as a percent of
         capitalization                         12.8%               12.0%
       Capital structure:
         Common equity                            47%                 47%
         Preferred stock                           4%                  4%
         Debt and leases                          49%                 49%

      Besides the effects of items discussed in the preceding pages, the only significant change in cash flows for the three months ended March 31, 1994 compared to the corresponding 1993 period was related to the change in accounts receivable which resulted primarily from lower sales volumes in 1994.

      Construction expenditures were $354 million in 1993 and are expected to be approximately $260 million in 1994. The level of expenditures in the next few years after 1994 will depend heavily on the CPUC's proposed industry restructuring, whether SDG&E proceeds with its proposed South Bay Repower project, the timing of expenditures to comply with air emission reduction and other environmental requirements, and its plan to transport natural gas to Mexico.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no significant subsequent developments in the Century Power, American Trails, Subsidiary Shareholder, Public Service Company of New Mexico and Transphase proceedings. Background information concerning these and the following proceedings is contained in SDG&E's 1993 Annual Report on Form 10-K.

Canadian Natural Gas:

On March 14, 1994, SDG&E voluntarily dismissed its complaint against Bow Valley Energy Inc. without prejudice. SDG&E cannot predict the ultimate outcome of this proceeding.

McCartin:

Trial began on April 11, 1994 and is expected to conclude in early May. SDG&E filed a demurrer to the Covalt complaint on April 13, 1994. The Covalt proceeding was not consolidated with the McCartin proceeding and each will be handled separately. SDG&E cannot predict the ultimate outcome of these proceedings.

North City West:

On February 16, 1994, SDG&E filed an answer with the CPUC to the motion for reconsideration filed by one of the plaintiffs. A decision on the motion is expected in the second quarter of 1994. SDG&E cannot predict the ultimate outcome of this proceeding.

Blackburn vs. Watt:

On April 14, 1994, SDG&E filed a motion for summary judgment on the cross-complaints filed against it. The motion will be heard by the court on May 13, 1994. SDG&E cannot predict the ultimate outcome of this proceeding.

Graybill/MTDB

Graybill:

Due to a potential conflict of interest, Graybill has retained new counsel, resulting in a rescheduling of the trial to June 1994. SDG&E cannot predict the ultimate outcome of this proceeding.

MTDB:

Trial has been scheduled to begin in October 1994. SDG&E cannot predict the ultimate outcome of this proceeding.

Tang:

A settlement was reached on March 14, 1994 between the plaintiff and the defendant owners of SONGS. Pursuant to the settlement agreement, the parties agreed not to disclose the settlement amount to be paid to plaintiff. However, it will not have a material adverse effect on the net income of SDG&E. Pursuant to the settlement agreement, plaintiff dismissed her complaint with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The shareholders elected eight directors at the annual meeting on April 26, 1994.

      The name of each nominee and the number of shares voted for or withheld were as follows:

       Nominees                             Votes For          Votes Withheld
       --------                             ---------          --------------
       Richard C. Atkinson                 102,351,908            1,544,065
                                          -------------          -----------
       Ann Burr                            102,390,194            1,505,779
                                          -------------          -----------
       Richard A. Collato                  102,423,305            1,472,668
                                          -------------          -----------
       Daniel W. Derbes                    102,492,544            1,403,429
                                          -------------          -----------
       Robert H. Goldsmith                 102,323,739            1,572,234
                                          -------------          -----------
       Ralph R. Ocampo                     102,097,177            1,798,796
                                          -------------          -----------
       Thomas A. Page                      102,295,692            1,600,281
                                          -------------          -----------
       Catherine Fitzgerald Wiggs          102,425,971            1,470,002
                                          -------------          -----------

      Additional information concerning the election of the board of directors is contained in SDG&E's March 1994 Proxy Statement and Notice of Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit  3(i) - Articles of Incorporation

      3.1 Restated Articles of Incorporation of San Diego Gas & Electric Company as amended through April 26, 1994

      Exhibit 12 - Computation of ratios

      12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).


(b)   Reports on Form 8-K

      A Current Report on Form 8-K was filed on January 11, 1994 announcing the retirement of Jack Thomas as President of San Diego Gas & Electric Company.

      A Current Report on Form 8-K was filed on March 31, 1994 announcing a reorganization of SDG&E's treasurer's division in response to Malyn Malquist's resignation as SDG&E vice president and treasurer.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             SAN DIEGO GAS & ELECTRIC COMPANY
                                                        (Registrant)



April 28, 1994                                By        /s/ F. H.  Ault
- --------------                                   ----------------------------
     Date                                                 (Signature)

                                                           F. H. Ault
                                                 Vice President and Controller