Form 10-Q
period 1994-06-30
SAN DIEGO GAS & ELECTRIC CO
filed 1994-08-11
CIK 86521

                                   SECURITIES AND EXCHANGE COMMISSION

                                          WASHINGTON, D.C. 20549

                                                 FORM 10-Q

(Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the period ended  June 30, 1994
Or
[    ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
       For the transition period from                   to

Commission File Number: 1-3779

SAN DIEGO GAS & ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)

CALIFORNIA      95-1184800
 . . . . .
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification No.)

101 ASH STREET, SAN DIEGO, CALIFORNIA                     92101
 . . . . .
(Address of principal executive offices)                       (Zip Code)

         (619) 696-2000
Registrant's telephone number, including area code

                                  No Change
 . . . .
         Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.    Yes...X...
No......

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding July 31, 1994                      116,472,395

                    PART I - FINANCIAL INFORMATION
                   SAN DIEGO GAS & ELECTRIC COMPANY
                  STATEMENTS OF CONSOLIDATED INCOME
               (In thousands except per share amounts)

                                                           Three Months Ended
                                                                  June 30,
                                                            1994         1993
                                                         ----------   ----------
                                                              (Unaudited)
Operating Revenues
 Electric .  .  .  .  .  .  .  .  .  .  .                $352,013     $351,807
 Gas   .  .  .  .  .  .  .  .  .  .  .  .                  78,260       80,522
 Diversified operations  .  .  .  .  .  .                  32,707       34,931
                                                         ----------   ----------
  Total operating revenues  .  .  .  .  .                 462,980      467,260
                                                         ----------   ----------
Operating Expenses
 Electric fuel  .  .  .  .  .  .  .  .  .                  33,490       39,139
 Purchased power   .  .  .  .  .  .  .  .                  81,442       78,360
 Gas purchased for resale   .  .  .  .  .                  31,071       35,421
 Maintenance .  .  .  .  .  .  .  .  .  .                  16,209       19,262
 Depreciation and decommissioning .  .  .                  65,976       61,589
 Property and other taxes   .  .  .  .  .                  11,119       11,227
 Other .  .  .  .  .  .  .  .  .  .  .  .                 134,971      118,736
 Income taxes   .  .  .  .  .  .  .  .  .                  28,474       35,147
                                                        ----------   ----------
  Total operating expenses  .  .  .  .  .                 402,752      398,881
                                                        ----------   ----------
Operating Income                                           60,228       68,379
                                                        ----------   ----------
Other Income and (Deductions)
 Writedown of intangibles.  .  .  .  .  .                 (59,116)          --
 Writedown of real estate.  .  .  .  .  .                 (25,000)          --
 Allowance for equity funds used
  during construction .  .  .  .  .  .  .                   2,155        4,742
 Taxes on nonoperating income  .  .  .  .                  12,738         (508)
 Other--net  .  .  .  .  .  .  .  .  .  .                   1,058       (2,985)
                                                        ----------   ----------
  Total other income and (deductions)   .                 (68,165)       1,249
                                                        ----------   ----------
Income Before Interest Charges                             (7,937)      69,628
                                                        ----------   ----------

Interest Charges
 Long-term debt .  .  .  .  .  .  .  .  .                  22,860       23,445
 Short-term debt and other  .  .  .  .  .                   3,486        3,035
 Allowance for borrowed funds used
  during construction .  .  .  .  .  .  .                  (1,064)      (1,081)
                                                        ----------   ----------
  Net interest charges   .  .  .  .  .  .                  25,282       25,399
                                                        ----------   ----------
Net Income (before preferred dividend
 requirements)  .  .  .  .  .  .  .  .  .                 (33,219)      44,229
Preferred Dividend Requirements   .  .  .                   1,915        2,181
                                                        ----------   ----------
Earnings Applicable to Common Shares .  .                ($35,134)     $42,048
                                                        ==========   ==========
Average Common Shares Outstanding .  .  .                 116,473      115,908
                                                        ==========   ==========
Earnings Per Common Share   .  .  .  .  .                  ($0.30)       $0.36
                                                        ==========   ==========
Dividends Declared Per Common Share  .  .                   $0.38        $0.37
                                                        ==========   ==========


                  See notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION
                   SAN DIEGO GAS & ELECTRIC COMPANY
                  STATEMENTS OF CONSOLIDATED INCOME
               (In thousands except per share amounts)

                                                         Six Months Ended
                                                            June 30,
                                                        1994         1993
                                                    ----------   ----------
                                                          (Unaudited)
Operating Revenues
 Electric  .  .  .  .  .  .  .  .  .  .  .          $727,917     $720,648
 Gas .  .  .  .  .  .  .  .  .  .  .  .  .           177,110      180,112
 Diversified operations   .  .  .  .  .  .            62,371       58,843
                                                    ----------   ----------
  Total operating revenues   .  .  .  .  .           967,398      959,603
                                                    ----------   ----------
Operating Expenses
 Electric fuel.  .  .  .  .  .  .  .  .  .            68,366       81,640
 Purchased power .  .  .  .  .  .  .  .  .           162,967      158,046
 Gas purchased for resale .  .  .  .  .  .            80,745       90,094
 Maintenance  .  .  .  .  .  .  .  .  .  .            32,570       34,903
 Depreciation and decommissioning  .  .  .           131,173      122,315
 Property and other taxes .  .  .  .  .  .            22,496       22,837
 Other  .  .  .  .  .  .  .  .  .  .  .  .           253,108      225,543
 Income taxes .  .  .  .  .  .  .  .  .  .            75,613       78,060
                                                    ----------   ----------
  Total operating expenses   .  .  .  .  .           827,038      813,438
                                                    ----------   ----------
Operating Income .  .  .  .  .  .  .  .  .           140,360      146,165
                                                    ----------   ----------

Other Income and (Deductions)
 Writedown of intangibles .  .  .  .  .  .           (59,116)         --
 Writedown of real estate .  .  .  .  .  .           (25,000)         --
 Allowance for equity funds used during
  construction.  .  .  .  .  .  .  .  .  .             4,840       10,076
 Taxes on nonoperating income   .  .  .  .            12,202       (1,132)
 Other--net   .  .  .  .  .  .  .  .  .  .             3,024         (573)
                                                    ----------   ----------
  Total other income and (deductions) .  .           (64,050)       8,371
                                                    ----------   ----------
Income Before Interest Charges  .  .  .  .            76,310      154,536
                                                    ----------   ----------

Interest Charges
 Long-term debt  .  .  .  .  .  .  .  .  .            45,504       48,603
 Short-term debt and other   .  .  .  .  .             6,467        5,371
 Allowance for borrowed funds used
  during construction  .  .  .  .  .  .  .            (2,238)      (2,244)
                                                    ----------   ----------
  Net interest charges .  .  .  .  .  .  .            49,733       51,730
                                                    ----------   ----------
Net Income (before preferred dividend
 requirements).  .  .  .  .  .  .  .  .  .            26,577      102,806
Preferred Dividend Requirements .  .  .  .             3,831        4,363
                                                    ----------   ----------
Earnings Applicable to Common Shares  .  .           $22,746      $98,443
                                                    ==========   ==========
Average Common Shares Outstanding  .  .  .           116,482      115,680
                                                    ==========   ==========
Earnings Per Common Share .  .  .  .  .  .             $0.20        $0.85
                                                    ==========   ==========
Dividends Declared Per Common Share   .  .             $0.76        $0.74
                                                    ==========   ==========


               See notes to consolidated financial statements.

                   SAN DIEGO GAS & ELECTRIC COMPANY
                     CONSOLIDATED BALANCE SHEETS
                      (In thousands of dollars)

                                                   June 30,     December 31,
                                                     1994           1993
                                               --------------   -------------
                                                 (Unaudited)
                            ASSETS
Utility plant--at original cost .  .  .         $5,227,379       $5,134,251
Accumulated depreciation and
 decommissioning .  .  .  .  .  .  .  .         (2,093,865)      (2,016,618)
                                               -------------    -------------
 Utility plant--net .  .  .  .  .  .  .          3,133,514        3,117,633
                                               -------------    -------------
Investments and other property  .  .  .            450,093          464,101
                                               -------------    -------------
Current assets
 Cash and temporary investments .  .  .             14,154           17,450
 Accounts receivable   .  .  .  .  .  .            186,723          205,712
 Notes receivable   .  .  .  .  .  .  .             30,475           29,201
 Inventories  .  .  .  .  .  .  .  .  .             94,086           84,922
 Other  .  .  .  .  .  .  .  .  .  .  .             37,983           40,810
                                               -------------    -------------
   Total current assets   .  .  .  .  .            363,421          378,095
                                               -------------    -------------

Construction funds held by trustee .  .                --            58,042
Goodwill   .  .  .  .  .  .  .  .  .  .                --            53,921
Deferred taxes recoverable in rates   .            293,496          311,564
Deferred charges and other assets  .  .            284,136          318,880
                                               -------------    -------------
  Total .  .  .  .  .  .  .  .  .  .  .         $4,524,660       $4,702,236
                                               =============    =============

                CAPITALIZATION AND LIABILITIES
Capitalization
 Common equity   .  .  .  .  .  .  .  .         $1,449,526       $1,516,240
 Preferred stock not subject to
  mandatory redemption .  .  .  .  .  .             93,493           93,493
 Preferred stock subject to
  mandatory redemption .  .  .  .  .  .             25,000           25,000
 Long-term debt  .  .  .  .  .  .  .  .          1,370,227        1,411,948
                                               -------------    -------------
   Total capitalization   .  .  .  .  .          2,938,246        3,046,681
                                               -------------    -------------
Current liabilities
 Short-term borrowings .  .  .  .  .  .             70,000          131,197
 Long-term debt
  redeemable within one year .  .  .  .             88,000           88,000
 Current portion of long-term debt .  .            100,488           76,161
 Accounts payable   .  .  .  .  .  .  .            116,576          166,622
 Dividends payable  .  .  .  .  .  .  .             46,175           44,962
 Taxes accrued   .  .  .  .  .  .  .  .             68,274           36,830
 Interest accrued   .  .  .  .  .  .  .             19,944           20,396
 Regulatory balancing accounts
  overcollected -- net .  .  .  .  .  .             39,686           33,179
 Other  .  .  .  .  .  .  .  .  .  .  .            112,869          104,353
                                               -------------    -------------
  Total current liabilities  .  .  .  .            662,012          701,700
                                               -------------    -------------
Customer advances for construction .  .             39,523           41,729
Accumulated deferred income taxes--net.            497,541          520,076
Accumulated deferred investment
 tax credits  .  .  .  .  .  .  .  .  .            111,610          114,159
Deferred credits and other liabilities             275,728          277,891
                                               -------------    -------------
   Total                                        $4,524,660       $4,702,236
                                               =============    =============

                   See notes to consolidated financial statements.

                   SAN DIEGO GAS & ELECTRIC COMPANY
                STATEMENTS OF CONSOLIDATED CASH FLOWS
                      (In thousands of dollars)

                                                           Six Months Ended
                                                               June 30,
                                                          1994          1993
                                                       ----------    ----------
                                                              (Unaudited)
Cash Flows From Operating Activities
 Net Income .  .  .  .  .  .  .  .  .  .  .  .           $26,577      $102,806
 Adjustments to reconcile net income to
 net cash provided by operating activities
  Writedown of intangibles .  .  .  .  .  .  .            59,116            --
  Writedown of real estate .  .  .  .  .  .  .            25,000            --
  Depreciation and decommissioning  .  .  .  .           131,173       122,315
  Amortization of deferred charges
   and other assets  .  .  .  .  .  .  .  .  .             6,704         2,040
  Amortization of deferred credits
   and other liabilities.  .  .  .  .  .  .  .           (16,149)       (6,100)
  Allowance for equity funds
   used during construction.  .  .  .  .  .  .            (4,840)      (10,076)
  Deferred income taxes
   and investment tax credits .  .  .  .  .  .           (13,569)      (20,869)
  Other--net   .  .  .  .  .  .  .  .  .  .  .            36,540         2,050
 Changes in working capital components:
  Accounts and notes receivable  .  .  .  .  .            17,715        (6,077)
  Regulatory balancing accounts  .  .  .  .  .             6,507           672
  Inventories  .  .  .  .  .  .  .  .  .  .  .            (9,164)      (14,488)
  Other current assets  .  .  .  .  .  .  .  .             2,827         2,984
  Accrued interest and taxes  .  .  .  .  .  .            31,679        50,941
  Accounts payable
   and other current liabilities .  .  .  .  .           (41,530)       (3,712)
                                                       ----------    ----------
    Net cash provided by operating activities            258,586       222,486
                                                       ----------    ----------
Cash Flows From Financing Activities
 Dividends paid   .  .  .  .  .  .  .  .  .  .           (91,140)      (88,231)
 Short-term borrowings--net.  .  .  .  .  .  .           (61,197)      (45,812)
 Issuances of long-term debt  .  .  .  .  .  .                --       248,012
 Repayment of long-term debt  .  .  .  .  .  .           (18,141)     (316,147)
 Sale (redemption) of common stock  .  .  .  .              (938)       25,171
 Redemption of preferred stock   .  .  .  .  .                --          (170)
                                                       ----------    ----------
   Net cash used by financing activities  .  .          (171,416)     (177,177)
                                                       ----------    ----------
Cash Flows From Investing Activities
 Utility construction expenditures  .  .  .  .          (134,690)     (127,224)
 Withdrawals from construction
  trust funds - net  .  .  .  .  .  .  .  .  .            58,042        96,855
 Contributions to decommissioning funds   .  .           (11,016)      (11,016)
 Other--net .  .  .  .  .  .  .  .  .  .  .  .            (2,802)       (3,366)
                                                       ----------    ----------
   Net cash used by investing activities  .  .           (90,466)      (44,751)
                                                       ----------    ----------
Net increase (decrease) .  .  .  .  .  .  .  .            (3,296)          558
Cash and temporary investments,
 beginning of period .  .  .  .  .  .  .  .  .            17,450        11,079
                                                       ----------    ----------
Cash and temporary investments,
 end of period .  .  .  .  .  .  .  .  .  .  .           $14,154       $11,637
                                                       ==========    ==========
Supplemental Disclosures of Cash Flow Information
 Income tax payments .  .  .  .  .  .  .  .  .           $39,041       $40,434
                                                       ==========    ==========
 Interest payments,
  net of amounts capitalized  .  .  .  .  .  .           $50,185       $55,881
                                                       ==========    ==========
Supplemental Schedule of Noncash Investing and
 Financing Activities
  Real estate investments acquired  .  .  .  .            $5,586       $41,326
  Cash paid    .  .  .  .  .  .  .  .  .  .  .               (52)         (150)
                                                       ----------    ----------
  Liabilities assumed   .  .  .  .  .  .  .  .            $5,534       $41,176
                                                       ==========    ==========

                    See notes to consolidated financial statements.

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

         This quarterly report should be read in conjunction with SDG&E's 1993 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the three months ended March 31, 1994. The consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations included in SDG&E's 1993 Annual Report to Shareholders were incorporated by reference into SDG&E's 1993 Annual Report on Form 10-K and filed as an exhibit thereto.

2.       MATERIAL CONTINGENCIES

         INVESTMENT IN WAHLCO ENVIRONMENTAL SYSTEMS, INC.

         SDG&E's investment in and advances to Wahlco aggregate $30 million at June 30, 1994 after the writedown of Wahlco's goodwill and other assets as described below and in Note 3. At June 30, 1994, Wahlco had consolidated net assets of $10 million. During the years ended December 31, 1991, 1992 and 1993, Wahlco's net income (loss) was $12 million, ($13 million) and ($11 million). During those years Wahlco's cash flow provided by (used in) operations was $7 million, ($7 million) and ($12 million). For the six months ended June 30, 1994 Wahlco had a net loss but its operations provided a positive cash flow.

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

         Thus far, sales of and orders for flue gas conditioning equipment (Wahlco's primary and most profitable product line) have not reached anticipated levels in the United States as a result of many companies' delaying decisions on how to comply with the Clean Air Act. In late 1993 Wahlco recorded a restructuring charge to reflect the planned relocation of Wahlco's manufacturing operations in Canada and West Virginia to its other U.S. facilities. Wahlco faces increasing competition from the availability of federal pollution credits; aggressive pricing strategies by competitors; alternative methods, such as fuel blending; and other options. This trend has continued through the second quarter of 1994. In response to the effect of poor market conditions on its operations, Wahlco has reduced the number of employees by one-third and reduced its manufacturing square footage by about one-half. SDG&E continues to consider alternative strategies relative to its investment in Wahlco. Continued operating losses or the implementation of other strategies could lead to the further writeoff of a significant portion of SDG&E's remaining investment in Wahlco, resulting in a further adverse effect on SDG&E's earnings.

SAN DIEGO GAS & ELECTRIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

         SAN ONOFRE NUCLEAR GENERATING STATION UNITS 2 & 3

         The CPUC's Division of Ratepayer Advocates' March 1994 report on Southern California Edison's 1995 General Rate Case proceeding suggested that the cost of continuing to operate SONGS 2 & 3 would be more expensive than alternative resources and that the units should be shut down by 1998. As an alternative recommendation, the DRA proposed a performance-based pricing mechanism that would tie recovery of the cost of operating the SONGS units to their performance. In addition, the CPUC's proposal to restructure the electric utility industry and allow competition has raised concerns about SDG&E's recovery of its remaining investment in SONGS without imposing large rate increases on customers.

         NUCLEAR INSURANCE

         Public liability claims that could arise from a nuclear incident are limited by law to $9.1 billion for each licensed nuclear facility. For this exposure, SDG&E and the co-owners of the San Onofre units have purchased primary insurance of $200 million, the maximum amount available. The remaining coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $50 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million.

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


3.       WRITEDOWNS

         For the quarter ended June 30, 1994 SDG&E recorded writedowns related to the utility and its subsidiaries. The total amount of the writedowns was $96 million before income taxes. $59 million represents the writedown of goodwill and other intangible assets at Wahlco Environmental Systems as a result of the depressed air pollution-control market and increasing competition as described in
         Note 2. SDG&E also recorded a $25 million writedown of various commercial properties in Colorado Springs and in San Diego to reflect continuing declines in commercial real estate values. As a result of the California Public Utilities Commission's proposal to restructure the electric utility industry and the uncertainty concerning the impact of competition, SDG&E also recorded a $12 million writedown of various non-earning utility assets, including costs associated with its South Bay Repower project. (Additional information on the CPUC's proposed industry restructuring, its potential impacts on SDG&E and the South Bay Repower project is provided below under "Regulatory Matters" in Management's Discussion & Analysis of Financial Condition and Results of Operations.)

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

EARNINGS

         Earnings per share for the three months ended June 30, 1994 were down $0.66 from the same period in 1993. Earnings per share for the six months ended June 30, 1994 were down $0.65 from the same period in 1993. The decreases in earnings result from the writedowns described in Notes 2 and 3 of the notes to consolidated financial statements.

OPERATING REVENUE AND EXPENSE

         Electric fuel expense and gas purchased for resale decreased for the three months and six months ended June 30, 1994 from the corresponding periods in 1993 primarily due to lower sales volumes.

         Revenues from diversified operations for the three months ended June 30, 1994 decreased due to lower sales at Wahlco Environmental Systems, resulting from the continuing poor market for air pollution control products. Revenues from diversified operations for the six months ended June 30, 1994 were up over the corresponding 1993 period, primarily due to Califia's increased leasing activities, partially offset by lower sales at Wahlco Environmental Systems. Additional information concerning Wahlco is described in Note 2 of the notes to consolidated financial statements.

         Other operating expenses increased for the three months and six months ended June 30, 1994 primarily due to Califia's increased leasing activities.

REGULATORY MATTERS:

         CALIFORNIA PUBLIC UTILITIES COMMISSION'S PROPOSED INDUSTRY
         RESTRUCTURING

         On April 20, 1994 the CPUC announced its proposal to restructure California's regulated electric utility industry to stimulate competition and to lower rates. The proposed regulatory framework would be phased in over a six-year period. Beginning in 1996, the California utilities' largest customers (i.e. customers receiving service at transmission voltages) would be allowed to purchase their energy from either utility or nonutility suppliers. Other industrial and commercial customers would have this choice by between 1997 and 1999 depending on their energy requirements. Residential customers would have this choice by 2002. The utilities would continue to provide transmission and distribution services to customers that switch to other suppliers. The CPUC also proposed that the cost of providing these services and the cost of serving remaining utility customers would be recovered through a performance-based ratemaking process, replacing traditional cost-of-service ratemaking. (Additional information on performance-based ratemaking is described below under "Performance-Based Ratemaking Base Rate Proposal.")

         On June 14 and 15, 1994 the CPUC held a full-panel hearing to address comments on its proposal from the six California investor-owned utilities and several others. SDG&E proposed a multi-step process for the transition to a competitive market for all customers, including: the establishment of a 10-year schedule for the transition to competition that would allow recovery of the above-market cost of existing generating plants, including SONGS, without a significant adverse impact on shareholders or customers; the separation of the fossil-fuel generation business from other utility operations, including the transmission and distribution business, under a utility holding company structure; the renegotiation of long-term purchased power contracts, including contracts with cogenerators, to lower the cost of contracts to market price, but also allow the recovery of any excess contract costs that have not been recovered after the 10-year transition period by allocating these costs to all customers as a fixed component of distribution charges; the development of a fully competitive, pool-based wholesale market with open access to the transmission system for all power generators; the replacement of the Biennial Resource Plan Update process (which requires utilities to make long-term commitments for future capacity at above-market costs) with short-term resource procurement, to lower the cost of electric service to California energy customers; and, if beneficial to customers after the above steps are implemented, the establishment of direct access to other suppliers for all customers at the same time, beginning in 2005, rather than the phase-in proposed by the CPUC.

         Some of the comments from others cautioned that the CPUC's proposed transition to competition would be too rapid and result in large transition costs (e.g. the writedown of utilities' assets to market value). Both the Federal Energy Regulatory Commission and the California legislature have raised the issue of whether the CPUC has the authority to unilaterally change the way rates are determined and power is sold, since several California statutes would need to be changed to accommodate the proposal, and since the FERC would have jurisdiction over interstate power sales involving California's transmission network.

         On July 1, 1994 the CPUC held a second full-panel hearing to discuss the impact of industry restructuring on public policy objectives, including economic development, demand-side management, low-emission vehicles, renewable resources and other utility-subsidized social programs. SDG&E commented that utilities can promote economic development and business retention in California by lowering rates, and that SDG&E's Performance-Based Ratemaking plans and SDG&E's proposal for a fully competitive wholesale generation market would help achieve this goal. SDG&E also commented that social programs should continue; however, the programs' costs should be shared by all electric consumers, including those purchasing their energy from others; the benefits should justify the costs; and the programs should not interfere with the functioning of the competitive market or the utilities' participation in that market. On demand-side management issues, SDG&E indicated that utilities should provide leadership in DSM programs or else the DSM market will not progress; utilities should continue to recover the cost of these programs from customers and shareholder incentives should also continue; and that the CPUC should evaluate DSM's cost effectiveness to determine appropriate levels of spending for DSM. SDG&E also commented that renewable resources are not cost-effective and that the CPUC should identify their impact on electricity prices before requiring consumers to pay for them.

         A third full-panel hearing was held on August 4, 1994 to address the role and structure of a competitive wholesale electric market in a restructured industry. This hearing was a result of comments from various groups on whether such a market should be developed before allowing retail customers to have direct access to suppliers other than the local utility.

         SDG&E commented that it supports the implementation of a efficient wholesale electricity market based on a non-discriminatory competitive power pool. SDG&E proposed that the competitive market should be developed by requiring all sellers of electricity to sell to a wholesale pool operated by an independent company that would set spot-market prices and dispatch electricity. All wholesale customers would be given equal and simultaneous access to the pool. In addition, the costs of social programs would be included in customers' bills for transmission and distribution services. Utility generating assets (power plants and cogeneration contracts) would be separated from transmission and distribution assets (to avoid self-dealing concerns), and utility customers would be served by the distribution company. SDG&E believes that this plan would result in the most efficient and non-discriminatory use of existing transmission facilities and in lower electricity prices for all electric customers in California.

         SDG&E further commented that customers' direct access to suppliers would not be necessary if an efficient wholesale market is implemented. SDG&E believes that the CPUC's initial proposal for direct access through "retail wheeling" would result in a few large customers and suppliers reaping all of the benefits of reduced rates while increasing the remaining customers' rates and compromising environmental and public policy programs.

         The CPUC has scheduled a fourth full-panel hearing for September 16, 1994 on the subject of customer choice through direct access, to discuss whether direct access and retail competition is necessary for the CPUC to achieve its industry restructuring objectives and how such a market would be structured. The CPUC is expected to schedule additional full-panel hearings to be held later in 1994 to discuss various issues, including those concerning jurisdiction and uneconomic assets. In addition, the CPUC has scheduled several hearings throughout the state, inviting public participation on the industry restructuring proposal.

         Utility plant - net shown on the accompanying balance sheets includes approximately $800 million related to generating facilities. In addition, approximately $100 million of the various regulatory assets included on the balance sheet apply to the generating portion of SDG&E's operations. Recovery of these amounts is currently being collected in electric rates over various periods of time and the CPUC has stated that the recovery of remaining amounts will be provided for in the new environment. However, if the CPUC proceeds with the move to a competitive environment, the prices of competing suppliers are as anticipated, and the regulatory process does not provide for recovery (before or after the inception of the competitive environment) of those costs that are in excess of what will otherwise be recoverable via market-based pricing structures, SDG&E would have to write off a significant portion of the generating facilities and the related regulatory assets.

         A CPUC decision setting forth policy conclusions is not expected before late 1994. SDG&E cannot predict the impact of the CPUC's final decision and the transition to a more competitive environment on SDG&E's financial condition and results of operations.

         PERFORMANCE-BASED RATEMAKING BASE RATE PROPOSAL

         On August 3, 1994 the CPUC approved an Administrative Law Judge's preliminary decision that recommended, with one minor modification, an agreement among SDG&E, the CPUC's Division of Ratepayer Advocates and the Federal Executive Agencies on the Base Rate component of SDG&E's Performance-Based Ratemaking proposal. The ALJ's modification adjusted the customer growth and productivity component of the formula that determines the non-fuel portion of SDG&E's annual electric revenue requirement. The final decision adopts SDG&E's proposal as follows: SDG&E will forego its next General Rate Case, which is scheduled for 1996, and implement the base rate mechanism beginning in 1994 and ending in 1998. The base rate mechanism has three components. The first is a formula similar to the current attrition mechanism used to determine SDG&E's annual revenue requirement for operating, maintenance and capital expenditures. This replaces the annual operational attrition filing. The second component is a set of indicators which set performance standards for customer rates, employee safety, electric system reliability and customer satisfaction. Each indicator specifies a range of possible annual benefits and risks to shareholders. Annually, SDG&E could be penalized up to $21 million should it fall below, or earn up to $19 million if it exceeds, all of the performance targets. The third component is a revenue-sharing mechanism, which would set limits on SDG&E's annual rate of return. The cost of capital proceeding will remain in effect as the means of determining SDG&E's annual authorized rate of return.

         BIENNIAL RESOURCE PLAN UPDATE PROCEEDING

         On April 20, 1994 the CPUC temporarily postponed further action on the BRPU auctions to consider the initial comments on the CPUC's proposed industry restructuring (discussed above). On June 22, 1994 the CPUC issued a decision ordering the utilities to proceed with the auctions and awarding of contracts. The CPUC abandoned its earlier proposal (issued March 16, 1994) to reduce the utilities' required solicitation of BRPU capacity by 25 percent. As a result, SDG&E is required to solicit bids for 491 mw of capacity. The decision caps the BRPU contract payments at the lowest losing bid price, thereby eliminating certain loopholes in the auction rules which would otherwise result in significantly higher energy costs. The CPUC also indicated that the parties should modify the contracts' terms if they become uneconomic in the future.

         On July 25, 1994 SDG&E filed an Application for Rehearing of the CPUC's June 22 decision requesting inclusion of a specific provision in the BRPU contracts that would allow for future renegotiation if the contracts' underlying economic assumptions change as a result of the CPUC's implementation of industry restructuring or other circumstances. SDG&E also claimed that the CPUC's bidding rules will result in payments that exceed the cost of other resources available to SDG&E and, therefore, violate the Public Utility Regulatory Policy Act and the Federal Energy Regulatory Commission's rules that require prices to be based on all sources of energy available to the utility.


         Southern California Edison also filed an Application for Rehearing requesting that the CPUC cancel the solicitation process and issue an immediate stay of the remaining BRPU schedule. Edison indicated that the CPUC's mandated BRPU solicitation was unwise and unlawful since Edison does not have a current need for additional capacity and because of the uncertainty surrounding industry restructuring. Edison also indicated that it would need to increase customer rates by approximately one-third of a cent per kilowatt hour to recover the cost of the BRPU power. Edison also requested that, if the BRPU is not cancelled, the CPUC should affirm its practice of allowing utilities to recover the cost of power purchased from cogenerators, including the cost of BRPU power, regardless of industry restructuring.
         Pacific Gas & Electric filed a Petition for Modification of the CPUC's BRPU decision requesting that the CPUC confirm that the payments for the BRPU power be fully recoverable from customers, and that any relief provided to Edison and SDG&E should also apply to PG&E.

         Unless the CPUC grants Edison's request for an immediate stay while it considers these petitions, SDG&E must proceed in accordance with the CPUC's decision for completion of the auction. Edison must first complete its analysis of the transmission costs for BRPU energy that would be directed through Edison's system to SDG&E. Edison's analysis is expected in September 1994. The decision requires SDG&E to announce the preliminary rankings within 30 days after receiving Edison's studies and to publish the final winning bids 30 days later. The CPUC's decision also stated that the parties have 180 days after the announcement of the final auction winners in which to execute contracts and submit them for CPUC approval.

         Purchases of BRPU energy would begin in 1997 and 1998; however, the CPUC's decision permits winners to delay their in-service dates by one year. Based on the prices in the preliminary ranking, SDG&E estimates that the cost of BRPU energy will exceed lower-cost resources by at least $58 million annually, and to recover these costs, SDG&E would require an increase in customer rates of approximately one-half of a cent per kilowatt hour. SDG&E cannot predict the impact of the CPUC's final decision and the transition to a more competitive environment on SDG&E's financial condition and results of operations.

         SOUTH BAY REPOWER PROJECT

         On May 4, 1994 the CPUC approved SDG&E's request to withdraw its application for a Certificate of Public Convenience and Necessity for the proposed 500-mw South Bay Repower project. If SDG&E refiles the application later, the CPUC will require SDG&E to comply with certain conditions which would allow sufficient time for the CPUC and other parties to evaluate the application and provide other potential suppliers the opportunity to submit competing proposals.

         On June 9, 1994 the California Energy Commission also approved SDG&E's request to withdraw its application for certification of the South Bay Repower, terminating further regulatory review of the project. SDG&E indicated that the long-term commitment needed for this project would create significant risk, given the uncertainty of the impact of competition resulting from the CPUC's proposed utility industry restructuring. Additional information concerning the South Bay Repower project is discussed in Note 3 of the notes to consolidated financial statements.

         1995 COST OF CAPITAL APPLICATION

         On May 9, 1994 SDG&E filed its 1995 Cost of Capital application, requesting a $44 million increase in electric and gas rates. SDG&E is requesting a return on equity of 12.45 percent for an overall rate of return of 9.95 percent and a $44 million increase in electric and gas rates. SDG&E's 1994 authorized return on equity and rate of return are 10.85 percent and 9.03 percent, respectively. The requested increase reflects the higher cost of debt and the higher risk associated with the CPUC's proposed industry restructuring. (Additional information on industry restructuring is described under "California Public Utilities Commission's Proposed Industry Restructuring.") On August 8, 1994 the CPUC's Division of Ratepayer Advocates issued its report recommending a return on equity of 11.15 percent for an overall rate of return 9.31 percent and a $12 million increase in electric and gas rates. The DRA indicated that while industry restructuring would not immediately impact the utility industry, SDG&E was better positioned than the other utilities for the transition to competition, and therefore, a higher return was not warranted. A CPUC decision is expected by year end. The rates would be effective January 1, 1995.

         ENERGY COST ADJUSTMENT CLAUSE PROCEEDING

         On May 27, 1994 the Division of Ratepayer Advocates issued its report on SDG&E's 1993 Energy Cost Adjustment Clause reasonableness review for the year ended July 31, 1993. The DRA generally found SDG&E's expenses and operations reasonable. A CPUC decision is expected in the fourth quarter.

         HAZARDOUS WASTE COLLABORATIVE

         On May 4, 1994 the CPUC issued its decision on the Hazardous Waste Collaborative, approving a mechanism for utilities to recover their hazardous waste costs, including those related to Superfund sites or similar sites requiring cleanup. Basically, the decision allows utilities to recover 90 percent of their cleanup costs and related third party litigation costs and 70 percent of the related insurance litigation expenses.

OTHER OPERATING HIGHLIGHTS:

         COGENERATION

         On July 20, 1994 SDG&E entered into an agreement to terminate its long-term power-purchase agreement with Bayside Cogeneration, Limited Partnership, owners of a 50-mw cogeneration project proposed for development in San Diego. SDG&E estimates that the termination of the agreement will result in significant savings to SDG&E's customers over the life of the contract. SDG&E will file for CPUC approval of the contract termination agreement and payment. If the CPUC does not approve the termination agreement and payment, then SDG&E will be liable for Bayside's incremental cost of obtaining new financing to replace the financing that Bayside had previously arranged for the project.

LIQUIDITY AND CAPITAL RESOURCES:

         Sources of cash for 1994 through 1998 are expected to consist of income from operations and issuances of stock and debt. Cash requirements for 1994 through 1998 include the construction program and retirements of long-term debt. SDG&E conducts a continuing review of its construction, investment and financing programs. They are revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

         SDG&E anticipates that it will continue to have short-term borrowings in 1994 due to construction expenditures' continuing to exceed the amount of available funds generated internally. SDG&E also plans to issue up to $65 million of preferred securities in 1994.

         SDG&E's employee savings and common stock investment plans permit SDG&E to issue common stock or to purchase it on the open market. Currently, SDG&E is purchasing the stock on the open market.

         SDG&E maintains its utility capital structure to obtain long-term financing at the lowest possible rates. The following table lists key financial ratios for SDG&E's utility operations. The capital structure at December 31, 1993 is shown net of construction funds held by trustee:

                                      June 30,                 December 31,
                                        1994                       1993
                                    or the twelve               or the year
                                  months then ended             then ended

Pretax interest coverage               4.9X                         4.7X
Internal cash generation                73%                          78%
Construction
  expenditures as a percent of
  capitalization                       12.4%                       12.0%
Capital structure:
  Common equity                          46%                         47%
  Preferred stock                        4%                           4%
  Debt and leases                       50%                          49%

         Besides the effects of items discussed in the preceding pages, the only significant change in cash flows for the six months ended June 30, 1994 compared to the corresponding 1993 period was related to the change in accounts payable and other current liabilities due to lower accruals for construction activity and for employee compensation at June 30, 1994.

         Construction expenditures were $354 million in 1993 and are expected to be approximately $260 million in 1994. The level of expenditures in the next few years will depend heavily on the CPUC's proposed industry restructuring (as described in "Regulatory Matters" above), the timing of expenditures to comply with air emission reduction and other environmental requirements, and SDG&E's proposal to transport natural gas to Mexico. (Additional information concerning SDG&E's proposal to transport gas to Mexico is provided in SDG&E's 1993 Annual on Form 10-K.)

                                            PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There have been no significant subsequent developments in the Century Power, American Trails, Public Service Company of New Mexico, North City West and MTDB proceedings. Background information concerning these and the following proceedings is contained in SDG&E's 1993 Annual Report on Form 10-K and in its March 31, 1994 Quarterly Report on Form 10-Q.


         Subsidiary Shareholder Litigation:

         On May 10, 1994 the court approved the settlement and the complaint was dismissed with prejudice. No plaintiff class members objected or opted out of the settlement.


         Canadian Natural Gas Litigation:

         On April 25, 1994 the court denied the motions to dismiss SDG&E's complaint by three of the defendants (Husky Oil, Canadian Hunter and Summit Resources). These motions were based on jurisdictional grounds. All of the defendants have filed answers to SDG&E's complaint. Two of the defendants, Bow Valley and Husky Oil, filed claims on June 12, 1994 and June 29, 1994 respectively, against SDG&E with the Queen's Bench in Alberta, Canada, seeking a declaration that the defendant is entitled to damages, or in the alternative, that it may terminate its respective natural gas supply contract with SDG&E. SDG&E cannot predict the ultimate outcome of these proceedings.


         McCartin Litigation:

         On May 13, 1994 the jury returned a verdict in favor of SDG&E on all of the plaintiffs' claims. The jury found that SDG&E's power lines did not diminish the value of the plaintiffs properties. On May 16, 1994 the judge ratified the jury's verdict and on June 17, 1994 the judge signed the final judgments in SDG&E's favor. The time has expired for the plaintiffs to request a new trial, but the plaintiffs may appeal the trial court's decision. SDG&E cannot predict the ultimate outcome of this proceeding.


         Covalt Litigation:

         On July 15, 1994 SDG&E petitioned the California Court of Appeal to review the ruling of an Orange County Superior Court judge who recently denied SDG&E's demurrer to the Covalt complaint. The Covalt lawsuit involves the same lawyers, allegations and neighborhood as the McCartin lawsuit; however, a different judge will be presiding. On July 21, 1994 the Court of Appeal issued an order that SDG&E's petition "appears to have merit" and directed the plaintiffs to file an opposition by August 8, 1994. Soon thereafter, the Court will decide whether to address the merits of SDG&E's petition. SDG&E cannot predict the ultimate outcome of this proceeding.


         Blackburn v. Watt Litigation:

         On May 20, 1994 the court granted SDG&E's motion for summary judgment on one of the cross-complaints filed against it. On May 25, 1994 SDG&E was dismissed as a party to the remaining cross-complaint.

         Graybill Litigation:

         A comprehensive and confidential settlement between all of the parties, including SDG&E, was reached on June 14, 1994. The settlement amount paid by SDG&E did not have a material adverse effect on its net income. Pursuant to the settlement agreement, the complaint and all related cross-actions against SDG&E were dismissed with prejudice.


         Transphase Systems Litigation:

         On May 12, 1994 the Ninth Circuit Court of Appeal denied the appeal by Transphase Systems of the District Court's dismissal of its complaint against SDG&E. SDG&E cannot predict the ultimate outcome of this proceeding.


         James Litigation:

         On July 12, 1994 Glen James filed a complaint in the United States District Court for the Southern District of California against Southern California Edison Company, SDG&E and Combustion Engineering. The allegations in the complaint are substantially identical to those contained in the complaint of R.C. Tang filed against the above-named defendants in 1993. The complaint alleges that the plaintiff was damaged by the emission of radiation while serving as an electrical designer and engineer for outside contractors performing services at the San Onofre Nuclear Generating Station intermittently between 1982 and 1988. The plaintiff has asked for general compensatory damages and punitive damages. The defendants believe that the allegations in this complaint are without merit and intend to defend this lawsuit vigorously. SDG&E is unable to predict the ultimate outcome of this proceeding.


         Yuma Cogeneration Litigation:

         On June 6, 1994 SDG&E filed a complaint in the Federal District Court for the Southern District of California against Yuma Cogeneration Associates (YCA) and its affiliated owners (California Energy Company, Inc., California Energy Development Corporation and California Energy Yuma Corporation) for breach of contract, rescission, fraud, misrepresentation, and breach of the covenant of good faith and fair dealing. SDG&E and YCA are parties to a power-purchase agreement under which SDG&E agreed to purchase 50 mw of firm capacity from a facility identified in the contract as a 53-mw qualifying cogeneration facility. YCA constructed a 70-mw facility rather than the 53-mw facility provided for under the contract.
         SDG&E alleged that by building the larger plant, YCA breached the terms of the power-purchase contract. SDG&E is seeking unspecified compensatory damages and punitive damages arising out of YCA's fraud and breach of the contract. YCA filed a motion to dismiss on August 1, 1994. SDG&E's response is due September 15, 1994 and a hearing on SDG&E's response is scheduled for September 28, 1994. SDG&E is unable to predict the ultimate outcome of this proceeding.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 12 - Computation of ratios

         12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed on July 5, 1994 announcing a series of writedowns related to the utility and its subsidiaries for the second quarter of 1994, and announcing the California Public Utilities Commission Administrative Law Judge's preliminary decision approving the Base Rates component of SDG&E's Performance-Based Ratemaking Plans.

                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SAN DIEGO GAS & ELECTRIC COMPANY
                                                  (Registrant)



  August 10, 1994                       By          /s/   F.  H.  Ault
 ----------------                           --------------------------------
     Date                                                 (Signature)

                                                          F. H. Ault
                                                 Vice President and Controller