Form 10-K
period 1994-12-31
SAN DIEGO GAS & ELECTRIC CO
filed 1995-02-28
CIK 86521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended                  December 31, 1994
                            ------------------------------------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ________ to _______

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

Exhibit Index on page 31,  Glossary on page 39.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 1995:
Common Stock        $2.4 Billion
Preferred Stock     $15 Million

As of January 31, 1995, there were 116,532,416 shares of common stock, without par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the March 1995 Proxy Statement prepared for the April 1995 annual meeting of shareholders are incorporated by reference into Part III.

INDEX

PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . 21
Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . 22
Item 4.   Submission of Matters to a Vote of Security Holders. 27
          Executive Officers of the Registrant . . . . . . . . 27
PART II
Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters . . . . . . . . . . . . . . . 28
Item 6.   Selected Financial Data  . . . . . . . . . . . . . . 28
Item 7.   Management's Discussion and Analysis of Financial  .
             Condition and Results of Operations . . . . . . . 28
Item 8.   Financial Statements and Supplementary Data  . . . . 28
Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure  . . . . . . 28

PART III
Item 10.  Directors and Executive Officers of the Registrant . 28
Item 11.  Executive Compensation . . . . . . . . . . . . . . . 28
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . . 28
Item 13.  Certain Relationships and Related Transactions . . . 28

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K  . . . . . . . . . . . . . . . . . . 29

Independent Auditors' Consent  . . . . . . . . . . . . . . . . 37

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 38

GLOSSARY . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

PART I

Item 1.  Business

Description of Business

San Diego Gas & Electric Company is an operating public utility organized and existing under the laws of the State of California. SDG&E is engaged principallyin the electric and natural gas business. It generates and purchases electricenergy and distributes it to 1.1 million customers in San Diego County and a portion of Orange County, California. It also purchases and distributes natural gas to 696,000 customers in San Diego County. In addition, it transports electricity and natural gas for others. Factors affecting SDG&E's utility operations include regulation, deregulation, competition, nonutility generation, customers' bypass of its electric and gas system, population growth, changes in interest and inflation rates, and environmental and other laws.

SDG&E's diversified interests include four subsidiaries: Enova Corporation, which invests in affordable-housing projects; Enova Energy Management, which provides energy management consulting services to utilities and large consumers; Califia Company, which conducts leasing activities; and Pacific Diversified Capital Company, which is a holding company for SDG&E's other subsidiaries. PDC owns an 80-percent share in Wahlco Environmental Systems, a supplier of air pollution control and energy-saving products and services for utilities and other industries. PDC's other subsidiary, Phase One Development, is a commercial real estate developer.

SDG&E is seeking approval to form a holding company. Under the proposed structure, SDG&E would become a subsidiary of the parent company, as would SDG&E's existing subsidiaries. SDG&E believes that it must change its corporate structure to respond to changes in the California utility industry and the movement toward a more competitive marketplace.

Additional information concerning SDG&E's subsidiaries and the formation of a holding company is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 in the 1994 Annual Report to Shareholders and in Notes 1 through 3 of the "Notes to Consolidated Financial Statements" beginning on page 32 of the 1994 Annual Report to Shareholders.

Government Regulation

Local Regulation
SDG&E has separate electric and gas franchises with the two counties and 25 cities in its service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and gas franchises with the cities of Chula Vista (1997), Encinitas (2012), San Diego (2021), and Coronado (2028); and the gas franchises with the city of Escondido (2036) and the county of San Diego (2030).

State Regulation
The California Public Utilities Commission consists of five members appointed by the governor and confirmed by the senate for six-year terms. The commission regulates SDG&E's rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

The California Energy Commission has discretion over electric-demand forecasts for the state and for specific service territories. Based upon these forecasts, the CEC determines the need for additional energy sources and for conservation programs. The CEC sponsors alternative-energy research and development projects, promotes energy conservation programs, and maintains a statewide plan of action in case of energy shortages.
In addition, the CEC certifies power-plant sites and related facilities within California.

Federal Regulation
The Federal Energy Regulatory Commission regulates transmission access, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale. The FERC also regulates the interstate sale and transportation of natural gas.

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

Licenses and Permits
SDG&E obtains a number of permits, authorizations and licenses in connection with the construction and operation of its generating plants. Discharge permits, San Diego Air Pollution Control District permits and NRC licenses are the most significant examples. The licenses and permits may be revoked or modified by the granting agency if facts develop or events occur that differ significantly from the facts and projections assumed in granting the approval. Furthermore, discharge permits and other approvals are granted for a term less than the expected life of the facility. They require periodic renewal, which results in continuing regulation by the granting agency.

Other regulatory matters are described throughout this report.

Competition

This topic is discussed in "Electric Operations" and "Rate Regulation" herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders and in Note 11 of the "Notes to Consolidated Financial Statements" on page 38 of the 1994 Annual Report to Shareholders.

Sources of Revenue

(In Millions of Dollars)                  1994      1993      1992
- -------------------------------------------------------------------
Utility revenue by type of customer:

Electric-
        Residential                      $  612    $  615    $  601
        Commercial                          600       572       543
        Industrial                          231       250       245
        Other                                67        77        58
                                         ------    ------    ------
           Total Electric                 1,510     1,514     1,447
                                         ------    ------    ------
Gas-
        Residential                         204       195       181
        Commercial                           65        63        61
        Industrial                           31        40        54
        Other                                46        49        41
                                         ------    ------    ------
           Total Gas                        346       347       337
                                         ------    ------    ------
           Total Utility                  1,856     1,861     1,784
                                         ------    ------    ------
Diversified Operations                      126       119        87
                                         ------    ------    ------
           Total                         $1,982    $1,980    $1,871
                                         ======    ======    ======

Industry segment information is contained in "Statements of Consolidated Financial Information by Segments of Business" on page 31 of the 1994 Annual Report to Shareholders.

Construction Expenditures

Construction expenditures, excluding nuclear fuel and the allowance for equity funds used during construction, were $264 million in 1994 and are estimated to be about $240 million annually over the next
5 years.

Electric Operations

Introduction
In April 1994 the CPUC announced its proposal to restructure California's regulated electric utility industry to stimulate competition and to lower rates. The proposed regulatory framework would be phased in by 2002, allowingutility customers to purchase their energy from either utility or nonutility suppliers. The outcome of this and other ongoing proceedings is expected to have a significant impact on SDG&E's operations. These matters are discussed in Note 11 of the "Notes to Consolidated Financial Statements" on page 38 of the 1994 Annual Report to Shareholders and in "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders.

Resource Planning
SDG&E's ability to provide energy at the lowest possible cost has been based on a combination of production from its own plants and purchases from other producers. The purchases have been a combination of short-term and long-term contracts and spot purchases. All resource acquisitions are obtained through a competitive bidding process. The CPUC's recent decisions on the Biennial Resource Plan Update proceedings required SDG&E to allow qualified nonutility power producers that cogenerate or use renewable energy technologies to bid for a portion of SDG&E's future capacity needs. As a result of the decisions SDG&E would be required to enter into contracts (ranging in term from 17 to 30 years) to purchase 500 mw of power, including 341 mw from cogenerators, 94 mw from geothermal sources, and the remainder from wind and other sources. On January 17, 1995 SDG&E filed a petition with the FERC, contending that the CPUC's BRPU orders and auction rules do not comply with the Public Utility Regulatory Policies Act and that the FERC should require the CPUC to comply with PURPA. On February 22, 1995 the FERC ruled unanimously that the CPUC violated PURPA because, among other things the CPUC excluded other potential suppliers from the bidding process, which would result in the utilities paying more to the winning bidders than they would pay if the utilities purchased the same quantities of power elsewhere. The FERC acknowledged the CPUC's right, for environmental reasons, to favor particular resources over others so long as the state does not set prices above the purchasing utility's avoided cost. The FERC held that the BRPU auction procedures were unlawful and that SDG&E and Edison cannot lawfully be compelled to enter into contracts resulting from the current BRPU auction until the CPUC corrects the auction procedures.

In 1994 SDG&E also negotiated contracts for 745 mw of short-term purchased-power. The CPUC has also ordered utilities in the state to implement pilot demonstration projects to allow others to bid to supply utilities' customers with energy-conservation services that could reduce the need for generation capacity.

Additional information concerning resource planning and industry restructuring is discussed in Note 11 of the "Notes to Consolidated Financial Statements" on page 38 of the Annual Report to Shareholders and in "Management's Discussion & Analysis of
Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders.

Electric Resources
Based on generating plants in service and purchased-power contracts in place as of January 31, 1995, the net megawatts of electric power expected to be available to SDG&E during the next summer
(normally the time of highest demand) are as follows:

    Source                               Net Megawatts
    --------------------------------------------------
    Gas/Oil generating plants                    1,611
    Nuclear generating plants*                     214
    Combustion turbines                            332
    Long-term contracts with other utilities       675
    Short-term contracts with other utilities      666
    Contracts with others                          470
                                                 -----
            Total                                3,968

*Excludes San Onofre Nuclear Generating Station Unit 3 (216 mw) which is scheduled for refueling from July through August 1995.

SDG&E's record system peak demand of 3,294 mw occurred on August
12, 1994 when the net system capability, including power purchases, was 3,767 mw.

Gas/Oil Generating Plants: SDG&E's South Bay and Encina power plants are equipped to burn either natural gas or fuel oil. The four South Bay units went into operation between 1960 and 1971 and can generate 690 mw. The five Encina units began operation between 1954 and 1978 and can generate 921 mw. SDG&E sold and leased back Encina Unit 5 (315 mw) in 1978. The lease term is through 2004, with renewal options for up to 15 additional years.

SDG&E has 19 combustion turbines that were placed in service from 1966 to 1979. They are located at various sites and are used only in times of peak demand.

The Silver Gate plant is in storage and its 230 mw are not included in the system's capability. Silver Gate is not scheduled to return to service. The plant would have to comply with various environmental rules and regulations before returning to service.
The cost of compliance could be significant.

Additional information concerning SDG&E's power plants is described under "Environmental Matters" and "Electric Properties" herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders.

Nuclear Generating Plants: SDG&E owns 20 percent of the three nuclear units at San Onofre Nuclear Generating Station. The cities of Riverside and Anaheim own a total of 5 percent of SONGS 2 and 3. Southern California Edison Company owns the remaining interests and operates the units.

In November 1992 the CPUC issued a decision to permanently shut down SONGS 1. SDG&E and Edison filed a decommissioning plan in November 1994, although final decommissioning will not occur until SONGS 2 and 3 are also decommissioned. The unit's spent nuclear fuel has been removed from the reactor and stored on-site. In March 1993 the NRC issued a Possession-Only License for SONGS 1, and the unit was placed in a long-term storage condition in May 1994.

SONGS 2 and 3 began commercial operation in August 1983 and April
1984, respectively. SDG&E's share of the capacity is 214 mw of SONGS 2 and 216 mw of SONGS 3.

Between 1992 and 1994, SDG&E spent $79 million on capital modifications and additions for all three units and expects to spend $29 million in 1995 on SONGS 2 and 3. SDG&E deposits funds in an external trust to provide for the future dismantling and decontamination of the units. The shutdown of SONGS 1 does not affect contributions to the trust. For additional information, see
Note 6 of the "Notes to Consolidated Financial Statements" on page 34 of the 1994 Annual Report to Shareholders.

In 1983 the CPUC adopted performance-based incentive plans for SONGS that set a Target Capacity Factor range of 55 to 80 percent for SONGS 2 and 3. Energy costs or savings outside that range are shared equally by SDG&E and its customers. Since the TCF was adopted, these units have operated above 55 percent for each of their fuel cycles. In addition to always attaining the minimum TCF, SONGS 2 and 3 have exceeded the range a total of five times in the twelve completed cycles. However, there can be no assurance that they will continue to achieve a 55 percent capacity factor. SONGS Unit 2 was shut down on February 11, 1995 to begin its scheduled 55-day refueling after operating continuously for 552 days. If the refueling is completed on schedule, SONGS 2 would be eligible for a Target Capacity Factor incentive reward.

On November 15, 1994 SDG&E, Edison and the CPUC's Division of Ratepayer Advocates signed a settlement agreement on the accelerated recovery of SONGS Units 2 and 3 capital costs. The agreement would allow SDG&E to recover more than $750 million over an eight-year period beginning in February 1996, rather than over the anticipated operational life of the units, which is expected to extend to 2013. During the eight-year period, the authorized rate of return would be reduced from 9.76 percent to 7.52 percent (SDG&E's 1995 authorized cost of debt). The agreement also includes an incentive plan that would encourage continued, efficient operation of the plant. However continued operation of SONGS beyond the eight-year period would be at the owners' discretion. Under the plan, customers would pay about four cents per kilowatt-hour during the eight-year period. This pricing plan would replace the traditional method of recovering the units' operating expenses and capital improvements. This is intended to make the plants more competitive with other sources. SDG&E is unable to predict the impact of this proposal, if approved, on the results of its operations. However, it is expected to be considered in conjunction with the CPUC's industry restructuring proposal. A CPUC decision is expected in the first half of 1995.

Additional information concerning the SONGS units and the CPUC's industry restructuring proposal is presented under "Environmental Matters" and "Legal Proceedings" herein, in "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders, and in Notes 10 and 11 of the "Notes to Consolidated Financial Statements" beginning on page 36 of the 1994 Annual Report to Shareholders.

Purchased Power: The following table lists contracts with other utilities and others:

                                                     Megawatt
      Supplier                     Period           Commitment      Source
- ------------------------------------------------------------------------------
Long-Term Contracts with Other Utilities:

Bonneville Power               May Through September    300       Hydro Power
Administration                 (1995 and 1996)

Comision Federal de            Through August 1996      150       Geothermal
Electricidad (Mexico)

Portland General               Through December 1998     50       Hydro storage
Electric Company               Through December 2013     75       Coal

Public Service Company         Through April 2001       100       System supply
of New Mexico

Short-Term Contracts with Other Utilities:

Imperial Irrigation District   Through March 1995       200       System Supply

PacifiCorp                     Through December 1995    200       System Supply

Rocky Mountain                 Through December 1995     66       Coal
Generation Cooperative

Salt River Project             Through December 1995    200       System Supply

Contracts with Others:

Cities of Azusa, Banning       Through December 1995     40       Coal
and Colton

Enron Power Marketing, Inc.    Through March 1995 and    50       System Supply
                               June through September
                               1995

Goal Line Limited              Through December 2024     50       Cogeneration
Partnership

Louis Dreyfus Electric         June through September   150       System Supply
Power, Inc.                    1995

Sithe Energies                 Through December 2019    102       Cogeneration
USA, Inc.

Yuma Cogeneration              Through June 2024         50       Cogeneration
Associates

Other                          Various                   28       Various

The commitment with CFE is for energy and capacity. The others are for capacity only. The capacity charges are based on the costs of the generating facilities from which purchases are made. These charges generally cover costs such as operating and maintenance expenses, transmission expenses, administrative and general expenses, state and local taxes, lease payments, depreciation, and a return on the seller's rate base (if a utility) or other markup on the seller's cost.

Energy costs under the CFE contract are indexed to changes in Mayan crude oil prices and the dollar/peso exchange rate. Energy costs under the other contracts are based primarily on the cost of fuel used to generate the power.

The locations of the suppliers which have long-term contracts with SDG&E and the primary transmission lines (and their capacities) used by SDG&E are shown on the following map of the Western United States. The transmission capacity shown for the Pacific Intertie does not reflect the effects of the fire at the DC terminal at Sylmar discussed under "Transmission Arrangements - Pacific Intertie" herein. Where applicable, interconnection to the primary lines is provided by contract.

[ MAP ]




Long-Term Contracts with Other Utilities
Bonneville Power Administration: In 1993 SDG&E and BPA entered into a four-year agreement for the exchange of capacity and energy. SDG&E provides BPA with off-peak, non-firm energy in exchange for firm summer capacity and associated energy. In addition, SDG&E makes energy available for BPA to purchase during the period of January through April of each year. To facilitate the exchange, SDG&E has agreements with Southern California Edison and the Los Angeles Department of Water & Power for 200 mw of firm transmission service from the Nevada-Oregon border to SONGS.

Comision Federal de Electricidad: In 1986 SDG&E began the 10-year term of a purchase agreement under which SDG&E purchases firm
energy and capacity of 150 mw from CFE.   The agreement will
terminate on September 1, 1996.

Portland General Electric Company: In 1985 SDG&E and PGE entered into an agreement for the purchase of 75 mw of capacity from PGE's Boardman Coal Plant from January 1989 through December 2013. SDG&E pays a monthly capacity charge plus a charge based upon the amount of energy received. In addition, SDG&E has 50 mw of available hydro storage service with PGE through December 1998. SDG&E has also purchased 75 mw of transmission service from PGE in the northern section of the Pacific Intertie through December 2013.

Public Service Company of New Mexico: In 1985 SDG&E and PNM entered into an agreement for the purchase of 100 mw of capacity from PNM's system from June 1988 through April 2001. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Short-Term Contracts with Other Utilities
Imperial Irrigation District: In April 1994 SDG&E and IID entered into agreements for the purchase of up to 200 mw of firm energy from July 1994 through March 1995. The energy charge is based on the amount of energy received.

PacifiCorp: In October 1994 SDG&E entered into an agreement with PacifiCorp for the purchase of 200 mw of capacity through 1995.
SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Rocky Mountain Generation Cooperative: In November 1994 SDG&E and RMGC entered into an agreement for the purchase of 66 mw of capacity through December 1995. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Salt River Project: In November 1994 SDG&E and SRP entered into an agreement for the purchase of 200 mw of capacity through December
1995. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Contracts with Others
Cities of Azusa, Banning and Colton: In 1993 SDG&E and the cities entered into an agreement for the purchase of 40 mw of capacity from January 1995 through December 1995. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Enron Power Marketing, Inc.:   In April 1994 SDG&E and Enron
entered into an agreement for the purchase of 50 mw of firm energy from July 1994 through March 1995. In November 1994 SDG&E and Enron entered into an agreement for the purchase of 50 mw of firm energy from June through September 1995. The energy charge is based on the amount of energy received.

Goal Line Limited Partnership: In December 1990 SDG&E and Goal Line entered into a 30-year agreement for the purchase of 50 mw of capacity which began in February 1995. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Louis Dreyfus Electric Power, Inc.:  In November 1994 SDG&E and
Dreyfus entered into an agreement for the purchase of 150 mw of firm energy from June through September 1995. The energy charge is based on the amount of energy received.

Sithe Energies USA, Inc.:  In April 1985 SDG&E entered into three
30-year agreements for the purchase of 102 mw of capacity from December 1989 through December 2019. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Yuma Cogeneration Associates:  In March 1990  SDG&E and Yuma
Cogeneration Associates entered into a 30-year agreement for the purchase of 50 mw of capacity which began in June 1994. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Other: SDG&E currently purchases capacity and energy from 115 as-available Qualifying Facilities. SDG&E also has four 20-year agreements with Pacific Energy and Landfill Generating Partners for the purchase of 5 mw of firm capacity through the years 2006-2011. SDG&E pays a capacity charge plus a charge based on the amount of energy received. These account for approximately 28 mw of capacity annually.

Additional information concerning SDG&E's purchased-power contracts is described in "Legal Proceedings" herein and in "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders, and in Notes 10 and 11 of the "Notes to Consolidated Financial Statements" beginning on page 36 of the 1994 Annual Report to Shareholders.

Power Pools
In 1964 SDG&E, Pacific Gas & Electric, and Edison entered into the California Power Pool Agreement. It provides for the transfer of electrical capacity and energy by purchase, sale or exchange during emergencies and at other mutually determined times.

SDG&E is a participant in the Western Systems Power Pool, which involves an electric power and transmission rate agreement with utilities and power agencies located from British Columbia through the western states and as far east as the Mississippi River. The 64 investor-owned and municipal utilities, state and federal power agencies, energy brokers and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to target and coordinate delivery of cost-effective sources of power from outside their service territories through a centralized exchange of information.

Transmission Arrangements
In addition to interconnections with other California utilities, SDG&E has firm transmission capabilities for purchased power from the Northwest, the Southwest and Mexico.

Pacific Intertie: The Pacific Intertie enables SDG&E to purchase and receive surplus coal and hydroelectric power from the Northwest. SDG&E, PG&E, and Edison share transmission capacity on the Pacific Intertie under an agreement that expires in July 2007. SDG&E's share of the intertie is 466 mw through 1996 and 266 mw through July 2007. In October 1994 a major fire at the DC terminal at Sylmar reduced SDG&E's rights on the DC line by 100 mw. Repairs are not expected to be completed until October 1995. This is not expected to have a significant impact on SDG&E's transmission capabilities within California.

Southwest Powerlink: SDG&E's 500-kilovolt Southwest Powerlink transmission line, which it shares with Arizona Public Service Company and IID, extends from Palo Verde, Arizona to San Diego and enables SDG&E to import power from the Southwest. SDG&E's share of the line is 914 mw, although it can be less, depending on specific system conditions.

Mexico Interconnection: Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 mw. SDG&E uses this interconnection for transactions with CFE.

Additional Transmission Capabilities: Through an agreement with Edison, SDG&E has obtained the option to purchase 100 mw of transmission service on the existing Palo Verde - Devers transmission line in the late 1990s. The agreement is contingent upon Edison's construction of its second transmission line connecting the Palo Verde Nuclear Generating Station in Arizona to the Devers substation near Palm Springs, California. This agreement also provides SDG&E with the option to exchange up to 200 mw of Southwest Powerlink transmission rights for up to 200 additional mw of Edison's rights on the existing Palo Verde - Devers transmission line. This exchange would enable both utilities to further diversify their transmission paths.

Transmission Access
As a result of the enactment of the National Energy Policy Act of 1992, the FERC has established rules to implement the Act's transmission access provisions. These rules specify FERC-required procedures for others' requests for transmission service.

Additional information regarding transmission access is described in "Management's Discussion & Analysis of Financial Condition and
Results of Operations" beginning on page 18 of the 1994 Annual
Report to Shareholders.

Fuel and Purchased-Power Costs
The following table shows the percentage of each electric fuel source used by SDG&E and compares the costs of the fuels with each other and with the total cost of purchased power:

                          Percent of Kwhr           Cents per Kwh
- -------------------------------------------------------------------
                       1994   1993   1992        1994   1993   1992
                      -----  -----  -----        ----   ----   ----
Natural gas           22.4%  24.4%  27.4%        3.1    3.4    3.1
Nuclear fuel          21.8   17.2   22.3         0.5    0.6    0.8
Fuel oil               1.4    3.7    0.6         2.6    2.5    4.0
                      -----  -----  -----       -----  -----  -----
Total generation      45.6   45.3   50.3
Purchased power-net   54.4   54.7   49.7         3.7    3.5    3.8
                     -----  -----  ------       -----  -----  -----
Total                100.0% 100.0% 100.0%

The cost of purchased power includes capacity costs as well as the costs of fuel. The cost of natural gas includes transportation costs. The costs of natural gas, nuclear fuel and fuel oil do not include SDG&E's capacity costs. While fuel costs are significantly less for nuclear units than for other units, capacity costs are higher.

Electric Fuel Supply
Natural Gas: Information concerning natural gas is provided in "Natural Gas Operations" herein.

Nuclear Fuel: The nuclear-fuel cycle includes services performed by others. These services and the dates through which they are under contract are as follows:

Mining and milling of uranium concentrate(1)                 1995
Conversion of uranium concentrate to uranium hexafluoride(2) 1995
Enrichment of uranium hexafluoride(3)                        1998
Fabrication of fuel assemblies                               2000
Storage and disposal of spent fuel(4)                          -

1    SDG&E's contracted supplier of uranium concentrate is United
States Enrichment Corporation. However, the majority is supplied by purchases from the spot market.

2 Competitive bids will be sought in 1995 for a multi-year contract to supply conversion services beginning in 1996.

3 The Department of Energy is committed to offer any required enrichment services through 2014.

4 Spent fuel is being stored at SONGS, where storage capacity will be adequate at least through 2003. If necessary, modifications in fuel-storage technology can be implemented to provide on-site storage capacity for operation through 2014, the expiration date of the NRC operating license. The DOE's plan is to provide a permanent storage site for the spent nuclear fuel by 2010.

Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the DOE for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel. SDG&E is paying a disposal fee of $1 per megawatt-hour of net nuclear generation. Disposal fees average $3 million per year. SDG&E recovers these disposal fees in customer rates.

To the extent not currently provided by contract, the availability and the cost of the various components of the nuclear fuel cycle for SDG&E's nuclear facilities cannot be estimated at this time.

Additional information concerning nuclear fuel costs is discussed in Note 10 of the "Notes to Consolidated Financial Statements" beginning on page 36 of the 1994 Annual Report to Shareholders.

Fuel Oil: SDG&E has no long-term commitments to purchase fuel oil. The use of fuel oil is dependent upon price differences between it and alternative fuels, primarily natural gas. During 1994 SDG&E burned 337,000 barrels of fuel oil. Fuel oil usage in 1995 will depend on its price relative to natural gas and the availability of natural gas and other alternatives. The lowest-priced fuel is used in order to minimize fuel costs for electric generation.

Natural Gas Operations

SDG&E purchases natural gas for resale to its customers and for fuel in its generating plants. All natural gas is delivered to SDG&E under a transportation and storage agreement with Southern California Gas Company through two transmission pipelines with a combined capacity of 430 million cubic feet per day.

During 1994 SDG&E purchased approximately 95 billion cubic feet of natural gas. The majority of SDG&E's natural gas requirements are met through contracts of less than one year. SDG&E purchases natural gas primarily from various spot-market suppliers and from suppliers under short-term contracts. These supplies originate in New Mexico, Oklahoma and Texas, and are transported to the SoCal Gas Company pipeline at the California border by El Paso Natural Gas Company and by Transwestern Pipeline Company. SDG&E also purchases natural gas under long-term contracts with four Canadian suppliers. This natural gas is transported to SDG&E's system over Alberta Natural Gas, Pacific Gas Transmission, and PG&E pipelines. The contracts have varying terms through 2004.

Additional information concerning SDG&E's gas operations is described under "Legal Proceedings" herein and in "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders and Note 10 of the "Notes to Consolidated Financial Statements" beginning on page 36 of the 1994 Annual Report to Shareholders.

Rate Regulation

Introduction
In April 1994 the CPUC announced its proposal to restructure California's regulated electric utility industry to stimulate competition and to lower rates. The proposed regulatory framework would be phased in by 2002, allowing utility customers to purchase their energy from either utility or nonutility suppliers. The utilities would continue to provide transmission and distribution services to customers that chose to purchase their energy from other providers. The CPUC also proposed that the cost of providing these services and the cost of serving remaining utility customers would be recovered through a performance-based ratemaking process. SDG&E is currently participating in a performance-based ratemaking process on an experimental basis which commenced in 1993 and runs through 1998. The CPUC is holding several hearings to consider whether its proposal or some other form of a competitive market should be developed and how the cost of the transition to competition should be shared among utility shareholders and customers. The CPUC has stated that it expects to issue a final decision by May 1995 and require implementation by September 1995. SDG&E cannot predict the impact of the CPUC's final decision. However, it is expected to change significantly the following ratemaking mechanisms that are currently in effect.

Base Rates
Base rates allow SDG&E to recover the cost of operating and maintaining the utility system, taxes, depreciation, and other non-fuel business costs. In addition, SDG&E files an annual application to establish its cost of capital, which reflects the cost of debt and equity.

Cost of Capital
On November 22, 1994 the CPUC issued its decision on the 1995 Cost of Capital proceeding. The Commission authorized higher returns in 1995 for the six California investor-owned utilities to maintain the utilities' financial integrity, compensate investors for the increased costs of doing business, and recognize the increased levels of risk arising from industry restructuring. SDG&E was authorized a return on equity of 12.05 percent for an overall rate of return of 9.76 percent. SDG&E's 1994 authorized return on equity and rate of return were 10.85 percent and 9.03 percent, respectively.

Fuel and Energy Rates
The CPUC requires balancing accounts for fuel and purchased energy costs and for sales volumes. The CPUC sets balancing account rates based on estimated costs and sales volumes. Revenues are adjusted upward or downward to reflect the differences between authorized and actual volumes and costs. These differences are accumulated in the balancing accounts and represent amounts to be either recovered from customers or returned to them. These balancing accounts were overcollected by $112 million at December 31, 1994. The CPUC adjusts SDG&E's rates annually to amortize the accumulated differences. As a result, changes in SDG&E's fuel and purchased-power costs or changes in electric and natural gas sales volumes normally have not affected SDG&E's net income. As described under "Performance-Based Ratemaking" SDG&E can realize rewards or penalties depending on the achievement of certain benchmarks for operations and expenses.

Electric Fuel Costs and Sales Volumes
Rates to recover electric fuel and purchased-power costs are determined in the Energy Cost Adjustment Clause proceeding. This proceeding normally takes place annually, in two phases. In the forecast phase, prices are set based on the estimated cost of fuel and purchased power for the following year and are adjusted to reflect any changes from the previous period. These adjustments are made by amortizing any accumulation in the balancing accounts described above. In the second phase, the reasonableness review, the CPUC evaluates the prudence of SDG&E's nuclear and natural gas storage operations. As described under "Performance-Based Ratemaking", reviews of fuel and purchased-power transactions, electric operations and natural gas transactions now are required only if SDG&E's fuel and energy expenses vary significantly from the established benchmarks.

The Electric Revenue Adjustment Mechanism compensates for variations in sales volume compared to the estimates used for setting the non-fuel component of rates. ERAM is designed to stabilize revenues, which may otherwise vary due to changes in sales volumes resulting from weather fluctuations and other factors. Any accumulation in the ERAM balancing account is amortized when new rates are set in the ECAC proceeding.

Natural Gas Costs and Sales Volumes
Rates to recover the cost of purchasing and transporting natural gas to SDG&E are determined in the Biennial Cost Allocation Proceeding. The BCAP proceeding normally occurs every two years and is updated in the interim year for purposes of amortizing any accumulation in the balancing accounts.

Balancing accounts for natural gas costs and sales volumes are similar to those for electric fuel costs and sales volumes. The natural gas balancing accounts include the Purchased Gas Account for natural gas costs and the Gas Fixed Cost Account for sales volumes. Balancing account coverage includes both core customers (primarily residential and commercial customers) and noncore customers (primarily large industrial customers). However, SDG&E receives balancing account coverage on only 75 percent of noncore GFCA overcollections and undercollections.

Performance-Based Ratemaking
SDG&E implemented performance-based ratemaking in 1993 for natural gas procurement and transportation, and electric generation and purchased energy, and in 1994 for base rates.

The CPUC approved the first two mechanisms on a two-year experimental basis beginning August 1, 1993. SDG&E plans to file a request with the CPUC to continue the two mechanisms beyond their July 31, 1995 expiration until the CPUC has evaluated their effectiveness. These mechanisms measure SDG&E's ability to purchase and transport natural gas, and to generate or purchase energy at the lowest possible cost, by comparing SDG&E's performance against various market benchmarks. SDG&E's shareholders and customers share in any savings or excess costs within predetermined ranges.

Under the natural gas procurement and transportation mechanism, if SDG&E's expenses exceed the benchmark by more than 2 percent, SDG&E will recover one-half of the excess over 2 percent from customers. However, if expenses fall below the index, SDG&E's shareholders and customers will share equally in the savings.

The benchmark to measure SDG&E's electric generation and purchased energy performance (generation and dispatch) is based upon the difference between SDG&E's actual and authorized electric fuel and short-term purchased energy expenses. SDG&E is at risk for about one-half of the expenses that exceed the authorized amount by 6 percent or less. SDG&E is allowed to recover expenses exceeding the 6 percent range, subject to a reasonableness review by the CPUC. SDG&E's customers will receive about one-half of the savings should expenses fall below the authorized amount by 6 percent or less. SDG&E's customers receive 100 percent of the additional savings should expenses fall below the authorized amount by 6 percent or more.

On August 3, 1994 the CPUC approved the Base Rate component of SDG&E's Performance-Based Ratemaking proposal, implementing the base-rate mechanism beginning in 1994 and ending in 1998, thereby replacing the traditional general rate case application. The base-rate mechanism has three segments. The first is a formula similar to the traditional attrition mechanism used to determine SDG&E's annual revenue requirement for operating, maintenance and capital costs. SDG&E's initial revenue requirements were based on SDG&E's 1993 General Rate Case decision. The second is a set of indicators which determine performance standards for customer rates, employee safety, electric system reliability and customer satisfaction. Each indicator specifies a range of possible shareholder benefits and risks. SDG&E could be penalized up to a total of $21 million should it fall significantly below these standards or earn up to $19 million if it exceeds all of the performance targets. The third segment sets limits on SDG&E's rate of return. If SDG&E realizes an actual rate of return that exceeds its authorized rate of return from 1 percent to 1 1/2 percent, it is required to return 25 percent of the excess over 1 percent to customers. If SDG&E's rate of return exceeds the authorized level by more than 1 1/2 percent, SDG&E will also return 50 percent of the excess over 1 1/2 percent to customers. SDG&E will be at risk if its rate of return falls less than 3 percent below the authorized level. However, if SDG&E's rate of return is 3 percent or more below or above the authorized level, a rate case review would automatically occur. SDG&E may request a rate case review if at any time its rate of return drops 1 1/2 percent or more below the authorized level.

On October 31, 1994 SDG&E filed reports with the CPUC on the results of the generation and dispatch and the gas procurement mechanisms for the year ended July 31, 1994. SDG&E's fuel and purchased power expenses fell below the benchmarks for these mechanisms by $35 million. As a result, SDG&E's ECAC application (see above) and its current Biennial Cost Allocation Proceeding application request a shareholder reward of $8 million and that the remainder of these savings be given to customers through lower rates. SDG&E must file a report with the CPUC on the results of the 1994 PBR Base Rates mechanism by May 15, 1995. SDG&E expects to determine the final 1994 PBR base rate reward or penalty in September 1995 when the Edison Electric Institute publishes its final report on 1994 national electric rates.

Energy Conservation Programs
Over the past several years, SDG&E has promoted conservation programs to encourage efficient use of energy. The programs are designed to conserve energy through the use of energy-efficiency measures that will reduce customers' energy costs and reduce the need to build additional power plants. The costs of these programs are recovered from customers. The programs contain an incentive mechanism that could increase or decrease SDG&E's earnings, depending upon the performance of the programs in meeting specified efficiency and expenditure targets. The CPUC has encouraged expansion of these programs, authorizing annual expenditures of $54 million from 1993 through 1995. However, the CPUC has also ordered utilities to conduct a test program to determine if unaffiliated suppliers could offer energy conservation services at a lower cost.

Low Emission Vehicle Programs
Since 1991 SDG&E has conducted a CPUC-approved natural gas vehicle program. The program includes building refueling stations, demonstrating new technology, providing incentives and converting portions of SDG&E's fleet vehicles to natural gas. The cost of this program is being recovered in natural gas rates. In 1994 SDG&E and the other investor-owned utilities in California filed applications with the CPUC for funding to implement natural gas vehicle and electric vehicle programs through the year 2000. A CPUC decision is expected in the second quarter of 1995.

Electric Rates
The average price per kilowatt-hour charged to electric customers was 9.7 cents in 1994 and 9.4 cents in 1993.

Natural Gas Rates
The average price per therm of natural gas charged to customers was
59.9 cents in 1994 and 55.1 cents in 1993.

Additional information concerning rate regulation is described in "Management's Discussion and Analysis of Financial Condition and
Results of Operations" beginning on page 18 of the 1994 Annual
Report to Shareholders.

Environmental Matters
SDG&E's operations are guided by federal, state and local environmental laws and regulations governing air quality, water quality, hazardous substance handling and disposal, land use, and solid waste. Compliance programs to meet these laws and regulations increase the cost of electric and natural gas service by requiring changes or delays in the location, design, construction and operation of new facilities. SDG&E may also incur significant costs to operate its facilities in compliance with these laws and regulations and to clean up the environment as a result of prior operations of SDG&E or others. The costs of compliance with environmental laws and regulations are normally recovered in customer rates.

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

The studies that have most concerned the public are certain epidemiological studies. Some of those studies reported a weak correlation between childhood leukemia and the proximity of homes to certain power lines and equipment. Other studies reported weak correlations between computer estimates of historic exposure and disease. Various wire configuration categories and the computer calculations were used as substitutes for historical exposure measurements, which were not available. However, some of the studies also measured actual field levels. When actual field levels were measured, no correlation was found with disease.

Other epidemiological studies found no correlation between estimated exposure and any disease. Scientists cannot explain why some studies using estimates of past exposure report correlations between estimated fields and disease, while others do not. Neither can scientists explain why no studies correlate measured fields with disease.

To respond to public concern and scientific uncertainty, the CPUC created the California Consensus Group in 1991 and assigned this group the responsibility of reaching agreement on interim measures which could be implemented until science provides direction. In November 1993 the CPUC adopted an interim policy regarding EMFs, which implemented the Consensus Group's recommendations. Consistent with the more than twenty major scientific reviews of available research literature, the CPUC concluded that no health risk has been identified with exposure to low-frequency magnetic fields. The November 1993 decision also created two utility-funded programs (a public education program and a research program), which directed utilities to adopt a low-cost EMF-reduction policy for new projects. The low-cost EMF-reduction policy entails design changes to new projects to achieve a noticeable reduction of magnetic-field levels. The CPUC indicated that utilities should use 4 percent of the cost of new or upgraded facilities as a benchmark in developing low-cost measures which produce a noticeable reduction in field levels. In May 1994 SDG&E adopted design guidelines which implement the low-cost measures, subject to safety, reliability, efficiency and other operational criteria.

Litigation concerning EMFs is discussed under "Legal Proceedings" herein.

Hazardous Substances
On May 4, 1994 the CPUC issued its decision on the Hazardous Waste Collaborative, approving a mechanism for utilities to recover their hazardous waste costs, including those related to Superfund sites or similar sites requiring cleanup. Basically, the decision allows utilities to recover 90 percent of their cleanup costs and related third-party litigation costs and 70 percent of the related insurance-litigation expenses.

BKK Corporation: SDG&E was one of several hundred companies using the BKK Corporation's West Covina facility, which operated under a permit for the disposal of hazardous waste prior to its 1984 closure. The site is listed for cleanup in the California Superfund Site Priority List under the Hazardous Substance Account Act, which imposes cleanup liability on the sites' owners, operators or users. The California Department of Toxic Substances Control is working with the site owner/operator to determine whether a post-closure permit should be issued for the facility.
In addition, the U.S. Environmental Protection Agency is overseeing BKK's assessment of potential releases from the site, including releases into the groundwater, to determine whether any remediation will be required. SDG&E believes the site owner/operator will perform any required assessment and remedial activities. SDG&E is unable to estimate the cost of cleaning up the site or what liability, if any, it may have for such cleanup costs.

North American Environmental: In 1992 the U.S. Environmental Protection Agency named SDG&E as a Potentially Responsible Party
(PRP), for the North American Environmental, Inc. site in Clearfield, Utah. The EPA has evaluated the extent of the site's contamination and potential remediation costs. All required cleanup and corrective actions at the site have been completed. Any individual liability among the PRPs has not been determined. The contractor who had transported SDG&E's hazardous wastes to the site has agreed to indemnify SDG&E against liability for remediation, if any, associated with the site. Although SDG&E's ultimate liability, if any, cannot be determined, it is not expected to be material.

Rosens: SDG&E was named as a PRP with respect to the Rosen's Electrical Equipment Supply Company site in Pico Rivera, California. Additional information concerning this site is described in "Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders.

Waste Water Treatment: SDG&E is authorized to operate the waste-water-treatment facilities at the Encina and South Bay power plants under the California Hazardous Waste Treatment Permit Reform Act of 1992. To comply with the state's regulations, construction of secondary containment for the waste-water-treatment facilities was completed in 1994 at a total cost of $3 million. New waste-water-storage tanks for these facilities were installed in 1991. SDG&E received authorization to operate the new tanks from the California Department of Toxic Substances Control pursuant to a variance from the hazardous-waste-facility permitting requirements. In June 1993 this variance was withdrawn due to a change in the Department's policy. SDG&E and the Department successfully negotiated a agreement that authorizes the continued operation of these storage tanks without the need for a complete hazardous-waste-facility permit. Recently, however, the California legislature adopted a new law which supersedes the agreement and allows the storage tanks to be operated as a part of and subject to the same requirements governing the waste-water-treatment facility.

Underground Storage: California has enacted legislation to protect ground water from contamination by hazardous substances. Underground storage containers require permits, inspections and periodic reports, as well as specific requirements for new tanks, closure of old tanks and monitoring systems for all tanks. SDG&E's capital program to comply with these requirements has cost $3 million to date. It is expected that cleanup of sites previously contaminated by underground tanks will occur for an unknown number of years. SDG&E cannot predict the cost of such cleanup. Additionally, if a facility is reactivated, the removal and replacement of existing tanks may be required. Specific known underground locations requiring assessment and/or remediation are indicated below:

On May 29, 1987 the San Diego Regional Water Quality Control Board issued SDG&E a cleanup and abatement order for gasoline contamination originating from an underground storage tank located at SDG&E's Mountain Empire operation and maintenance facility. To comply with the order SDG&E has implemented a "pump and treat" program to remediate the site. Because the source of the area's drinking water is near the contamination, the Environmental Health Services Department and the Regional Board have required SDG&E to further assess the extent of the contamination and may require SDG&E to undertake alternative remediation to further protect the drinking water from contamination. SDG&E is unable to estimate the costs for the assessment or for alternative remediation.

On January 7, 1993 SDG&E was issued a notice of corrective action by the Department of Health Services relative to soil contamination from used motor oil associated with an underground tank located at SDG&E's South Bay Operation and Maintenance facility. At present, SDG&E is unable to estimate the extent of the contamination or the potential remediation costs.

In 1993 SDG&E discovered a shallow underground tank-like structure while installing underground electric facilities. The structure was located under a public street immediately west of a former generating facility. The past ownership, operation and use of the structure is unknown. Hydrocarbon contamination has been found in the vicinity of the structure, but it has not been established whether the structure was the source of the contamination. The San Diego County Department of Health Services has issued a cleanup and abatement order to SDG&E. The order requires SDG&E to conduct a site assessment to delineate the nature and scope of the contamination. SDG&E's duty to meet these requirements has been postponed pending the resolution of property ownership. SDG&E is unable to estimate the nature and extent of the contamination or the potential remediation costs.

Station B: Station B is located in downtown San Diego and was operated as a generating facility from 1911 until June 1993. During 1986, three 100,000-gallon underground diesel-fuel storage tanks were removed. Pursuant to a cleanup and abatement order, SDG&E remediated the existing hydrocarbon contamination. In the course of the remediation effort, detectible levels of PCB were discovered. Further analysis of PCB contamination in the area is required before site closure. SDG&E has not completed its assessment of such PCBs and therefore is unable to estimate the cost of any PCB remediation, or whether or not any will be required.

In addition, asbestos was used in the construction of the facility. Renovation, reconditioning or demolition of the facility will require the removal of the asbestos in a manner complying with all applicable environmental, health and safety laws. The estimated capital cost of this removal is between $3 million and $6 million. Additionally, reuse of the facility may require the removal or cleanup of PCBs, paints containing heavy metals or fuel oil. SDG&E is assessing the extent of any possible contamination by these or other hazardous materials at the facility. However, until the assessment is completed, SDG&E is unable to estimate the extent of any contamination or the cost of any associated remediation.

Encina Power Plant: During 1993 SDG&E discovered the presence of hydrocarbon contamination in subsurface soil at its Encina power plant. This contamination is located near the fuel-storage facilities and is believed to be fuel oil originating from a 1950s refueling spill. SDG&E has reported the discovery of the contamination to governmental agencies and has determined it does not pose a significant risk to the environment or to public health. SDG&E is unable to estimate the costs of assessing and of remediating the contamination.

Manufactured Gas Plant Sites: During the late 1800s and early 1900s SDG&E and its predecessors manufactured gas from the combustion of fuel oil at a manufactured gas plant in downtown San Diego and at small facilities in the nearby cities of Escondido and Oceanside. Although no tar pits common to town gas sites have been found at the facilities, ash and other residual hazardous byproducts from the gas-manufacturing process were found at the Escondido site during grading for expansion of a substation. Remediation of the Escondido site has been completed at a cost of $3 million. Based upon its assessment and remediation activities, SDG&E has applied to the Department of Health Services for a closure certification for the Escondido site.

SDG&E and the Department of Health Services are aware that hazardous substances resulting from the operation of the Escondido manufactured-gas plant may be present on adjacent locations. SDG&E will coordinate any required assessment or remediation of any such locations with the department.

SDG&E has not found any similar town gas site residuals at the San Diego site. However, ash residue similar to that at Escondido was found on property adjacent to SDG&E's Oceanside gas regulator station. This ash residue has been covered with asphalt to prevent public exposure. Some ash residue has also been observed in soil adjacent to the San Diego site, which is a possible location for a new sports arena for the City of San Diego. As a part of its investigation of the site, the City is proposing to conduct a sampling and analysis effort to determine whether or not the site has been contaminated by hazardous materials.

Due to the possibility that town gas residuals exist under the San Diego and Oceanside sites, and as a result of the proposed sampling and analysis plan to be conducted by the City of San Diego, SDG&E will implement an environmental assessment of the sites in 1995. SDG&E is unable to estimate the cost of assessment and potential remediation of these sites.

Litigation concerning hazardous substances is discussed in "Legal
Proceedings - Metropolitan Transit Development Board" herein.

Air Quality
The San Diego Air Pollution Control District regulates air quality in San Diego County in conformance with the California and federal Clean Air Acts. California's standards are more restrictive than federal standards.

Although SDG&E facilities comply with very strict emission limits and contribute only about 3 percent of the air emissions in San Diego County, the APCD is required by the California Clean Air Act to further reduce emissions from all San Diego industry. The APCD has adopted Rule 69 to further reduce nitrogen oxide emissions from SDG&E power plants. This rule will require the retrofit of the Encina and South Bay power plants with catalytic converters to remove approximately 87 percent of current nitrogen oxide emissions. The estimated capital cost to comply with Rule 69 is $110 million. In addition, annual operating costs will increase about $6 million after all units have been retrofitted. SDG&E expects this to be completed by 2001.

The acid rain section of the federal Clean Air Act Amendments of 1990 requires SDG&E to upgrade the continuous emission monitors at its Encina and South Bay power plants to provide more-complete emissions data. Installation of the required continuous emission monitor upgrades was completed in 1994 at a cost of approximately $5 million.

In 1990 the South Coast Air Quality Management District passed a rule which will require SDG&E's older natural gas compressor engines at its Moreno facility to either meet new stringent nitrogen oxide emission levels or be converted to electric drive. In October 1993 the Air Quality District adopted a new program called RECLAIM, which will replace existing rules and require SDG&E's natural gas compressor engines at its Moreno facility to reduce their nitrogen oxide emission levels by about 10 percent a year through 2003. This will be accomplished through the installation of new emission monitoring equipment, operational changes to take advantage of low emitting engines, and engine retrofits. However, SDG&E is concluding negotiations with the Air Quality District to reclassify three of these engines, which will eliminate the need for certain monitoring equipment for those engines. The cost of complying with the proposed rule is expected to be $3 million.

Water Quality
Discharge permits are required to enable SDG&E to discharge its cooling water and its treated in-plant waste water, and are, therefore, a prerequisite to the continued operation of SDG&E's power plants. The promulgation or modification of water-quality-control plans by state and federal agencies may impose increasingly stringent cooling-water and treated-waste-water-discharge requirements on SDG&E in the future.

SDG&E is unable to predict the terms and conditions of any renewed permits or their effects on plant or unit availability, the cost of constructing new cooling-water-treatment facilities, or the cost of modifying the existing treatment facilities. However, any modifications required by such permits could involve substantial expenditures, and certain plants or units may be unavailable for electric generation during such modification. Additional information concerning discharge permits for the South Bay, Encina and SONGS plants is provided in

"Management's Discussion & Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders.

Additional information concerning SDG&E's environmental matters is described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders and in Note 10 of the "Notes to Consolidated Financial Statements" beginning on page 36 of the 1994 Annual Report to Shareholders. Litigation concerning hazardous substances is discussed in "Legal Proceedings - Metropolitan Transit Development Board" herein.

Other

Research, Development and Demonstration
SDG&E conducts research and development in areas that provide value to SDG&E and its customers. Annual research, development and demonstration costs averaged $7 million over the past three years. The CPUC historically has permitted rate recovery of research, development and demonstration expenditures.

Wages
SDG&E and Local 465, International Brotherhood of Electrical
Workers have a labor agreement through February 29, 1996.

Employees of Registrant
As of December 31, 1994 SDG&E had 3,998 employees compared to 4,166 at December 31, 1993. SDG&E's subsidiaries had 550 employees at December 31, 1994 compared to 818 at December 31, 1993.

Foreign Operations
SDG&E foreign operations in 1994 included power purchases and sales with CFE in Mexico and purchases of energy and natural gas from suppliers in Canada and purchases of uranium from suppliers in Canada and Brazil.

SDG&E's subsidiaries operated in various foreign locations in 1994, including Great Britain, Australia, and Italy and sold products and services to customers in additional foreign countries.

Additional information concerning foreign operations is described under "Electric Operations" and "Natural Gas Operations" herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders and in Note 10 of the "Notes to Consolidated Financial Statements" beginning on page 36 of the 1994 Annual Report to Shareholders.

Item 2. Properties

Substantially all utility plant is subject to the lien of the July 1, 1940 mortgage and deed of trust and its supplemental indentures between SDG&E and the First Trust of California N.A. as trustee, securing the outstanding first mortgage bonds.

Information concerning SDG&E's properties is discussed below. Additional information is described under "Electric Operations" and "Gas Operations" herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders and in Notes 1 through 3, 6, 10 and 11 of the "Notes to Consolidated Financial Statements" beginning on page 32 of the 1994 Annual Report to Shareholders.

Electric Properties

As of December 31, 1994 SDG&E's installed generating capacity based on summer ratings, was as follows:

Plant                      Location                Net Megawatts
- -----------------------------------------------------------------
Encina                     Carlsbad                     921
South Bay                  Chula Vista                  690
San Onofre                 South of San Clemente        430*
Combustion Turbines (19)   Various                      332
Silver Gate**              San Diego                      0
- -----------------------------------------------------------------

 *SDG&E's 20 percent share.
**Placed in storage in 1984.  Net generating capability is 230 mw.

Except for San Onofre and some of the combustion turbines, these plants are equipped to burn either oil or gas.

The 1994 system load factor was 57 percent and ranged from 55 percent to 64 percent for the past five years.

SDG&E's electric transmission and distribution facilities include substations, and overhead and underground lines. Periodically various areas of the service territory require expansion to handle customer growth.

SDG&E owns an approved nuclear power-plant site near Blythe, California.

Natural Gas Properties

SDG&E's natural gas facilities are located in San Diego and Riverside counties and consist of the Moreno and Rainbow compressor stations, the Encanto storage facility in San Diego, various high-pressure transmission pipelines, high-pressure and low-pressure distribution mains, and service lines. SDG&E's natural gas system is sufficient to meet customer demand and short-term growth. SDG&E is currently undergoing an expansion of its high-pressure transmission lines to accommodate expected long-term customer growth.

General Properties

The 21-story corporate office building at 101 Ash Street, San Diego is occupied pursuant to a capital lease through the year 2005. The lease has four separate five-year renewal options. SDG&E also occupies an office complex at Century Park Court in San Diego pursuant to an operating lease ending in the year 2007. The lease can be renewed for two five-year periods.

In addition, SDG&E occupies eight operating and maintenance centers, two business centers, seven district offices, and five branch offices.

Subsidiary Properties

Wahlco Environmental Systems, Inc. has manufacturing facilities in the continental United States, Puerto Rico, Great Britain and
Australia, and a sales office in Italy.

Item 3. Legal Proceedings

The Subsidiary Shareholder, Blackburn v. Watt, Graybill and Tang proceedings, described in SDG&E's 1993 Annual Report on Form 10-K, were concluded during the year ended December 31, 1994. Information concerning the conclusion of these proceedings is contained in SDG&E's Quarterly Reports on Form 10-Q for the three-month periods ended March 31, 1994 and June 30, 1994.

Century Power

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

On February 11, 1993 SDG&E filed a complaint with the FERC against Tucson and Century, seeking to adjust its purchase costs under the power sales and interconnection agreement with Century. The complaint seeks summary disposition and moves for an order directing Century and Tucson to refund amounts that they improperly billed SDG&E in violation of the agreement. If successful, SDG&E would be entitled to approximately $15 million, plus interest, which would be refunded principally to SDG&E customers. On April 23, 1993 Tucson and Century filed answers to the complaint, denying liability. In addition, Tucson brought a counterclaim of $3 million against SDG&E based on alleged underbillings.

SDG&E is unable to predict the ultimate outcome of this litigation.

American Trails

On August 23, 1985 Michael Bessey and others who owned American Trails, a membership campground company, filed a complaint against Wahlco, Inc. and others in the Superior Court of San Diego County for breach of contract, negligence, fraud, intentional interference with contract, breach of the implied covenant of good faith and fair dealing, and breach of fiduciary duty in connection with contingent payments, which were not realized following the redemption of plaintiffs' interest in American Trails Partners No.
1. The plaintiffs were seeking compensatory damages in the amount of $12 million and punitive damages in an unspecified amount. Wahlco has cross-complained against the plaintiffs for defrauding Wahlco into investing $3 million in American Trails.

On September 21, 1993 judgment was entered by the court in favor of Wahlco and the other defendants and against the plaintiffs on all of plaintiffs' claims. Wahlco was denied any recovery on its cross-claims. As a result of the trial court's decision, all claims and causes of action by the plaintiffs against Wahlco have been determined in favor of Wahlco. Subsequently, the plaintiffs filed a notice of appeal from the court's judgment and the appeal is pending. Wahlco intends to continue defending this lawsuit vigorously.

By agreements dated September 19, 1987, October 28, 1987, and March 1, 1990, Robert R. Wahler, as Trustee of the Wahler Family Trust; John H. McDonald; and Westfore, a California limited partnership, agreed, subject to certain exceptions, to indemnify Pacific Diversified Capital Company and its subsidiaries in connection with the American Trails litigation. Wahlco, Inc. is pursuing these parties for indemnification pursuant to the indemnification agreements.

SDG&E is unable to predict the ultimate outcome of this litigation.

Public Service Company of New Mexico

On October 27, 1993 SDG&E filed a complaint with the FERC against Public Service Company of New Mexico, alleging that charges under a 1985 power purchase agreement are unjust, unreasonable and discriminatory. SDG&E requested that the FERC investigate the rates charged under the agreement and establish December 26, 1993 as the effective refund date. The relief, if granted, would reduce annual demand charges paid by SDG&E to PNM by up to $11 million per year through April 2001. If approved, the proceeds would be refunded principally to SDG&E customers.

On December 8, 1993 PNM answered the complaint and moved that it be dismissed. PNM denied that the rates are unjust, unreasonable or discriminatory and asserted that SDG&E's claims were barred by certain orders issued by the FERC in 1988.

SDG&E is unable to predict the ultimate outcome of this litigation.

Canadian Natural Gas

During early 1991 SDG&E signed four long-term natural gas supply contracts with Husky Oil Ltd., Canadian Hunter Ltd. and Noranda Inc., Bow Valley Energy Inc., and Summit Resources Ltd. Canadian-sourced natural gas began flowing to SDG&E under these contracts on November 1, 1993. Disputes have arisen with each of these producers with respect to events which are alleged by the producers to have occurred justifying a revision to the pricing terms of each contract, and possibly their termination. Consequently, during December 1993 SDG&E filed complaints in the United States Federal District Court, Southern District of California, seeking a declaration of SDG&E's contract rights. Specifically, SDG&E states that neither price revision nor contract termination is warranted.

On March 14, 1994 SDG&E voluntarily dismissed its complaint against Bow Valley without prejudice. On April 24, 1994 the court denied the other defendants' motions to dismiss SDG&E's complaints. These motions were based on jurisdictional grounds. Two of the defendants, Bow Valley and Husky Oil, filed claims on June 12, 1994 and June 29, 1994 respectively, against SDG&E with Queens Bench in Alberta, Canada, seeking a declaration that they are entitled to damages or, in the alternative, that they may terminate their respective natural gas supplies with SDG&E. SDG&E has answered these claims. On February 27, 1995 SDG&E and Husky Oil reached a tentative agreement dismissing all of their respective claims with prejudice.

Bow Valley and Summit Resources gave SDG&E notice that their natural gas supply contracts with SDG&E were terminated pursuant to provisions in the contract that purportedly give them the right to do so. SDG&E has responded that the notices were inappropriate and that it will seek both contract and tort damages.

SDG&E is unable to predict the ultimate outcome of this litigation.

Additional information concerning these contracts is provided under "Natural Gas Operations" herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 18 of the 1994 Annual Report to Shareholders and in Note 10 of the "Notes to Consolidated Financial Statements" beginning on page 36 of the 1994 Annual Report to Shareholders. Electric and Magnetic Fields

McCartin
On November 13, 1992 a group of 25 individual plaintiffs filed a complaint against SDG&E in the Orange County Superior Court for medical monitoring, intentional infliction of emotional distress, negligent infliction of emotional distress, strict products liability, negligent product liability, trespass, nuisance, diminution in property value, inverse condemnation and injunctive relief, alleging that plaintiffs have been damaged by EMFs from SDG&E's power lines. The plaintiffs did not specify damages.

Trial began on April 11, 1994 on the inverse condemnation claim only. The plaintiffs had dismissed all other claims prior to trial. On May 13, 1994 the jury returned a verdict in favor of SDG&E. The jury found that SDG&E's power lines did not diminish the value of the plaintiffs' properties.
On May 16, 1994 the judge ratified the jury's verdict and on June 17, 1994 the judge signed the final judgment in SDG&E's favor. On August 19, 1994 the plaintiffs filed a notice of appeal of the trial court's decision.

SDG&E is unable to predict the ultimate outcome of this litigation.

Covalt
On December 16, 1993 Martin and Joyce Covalt filed a complaint against SDG&E in Orange County Superior Court. The Covalt lawsuit involves the same lawyers, allegations and neighborhood as the McCartin lawsuit. On April 13, 1994 SDG&E filed a demurrer to plaintiffs' claims. On June 22, 1994 an Orange County Superior Court judge, different from the judge who presided over the McCartin case, denied SDG&E's demurrer. On July 15, 1994 SDG&E petitioned the California Court of Appeal to review the trial judge's decision on the grounds that the California Public Utilities Commission, not the courts, has exclusive jurisdiction over power line health and safety issues. The Court of Appeal agreed to consider SDG&E's petition on August 17, 1994 and stayed the trial court proceedings. The Court of Appeal heard oral argument on SDG&E's petition on November 16, 1994, but has not yet issued a decision.

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

On August 18, 1993 the plaintiffs filed a complaint with the CPUC requesting that construction of the substation be immediately halted until the CPUC conducts an initial environmental assessment and determines whether an environmental impact report is necessary. On September 22, 1993 SDG&E moved to dismiss the complaint on the grounds that the city's environmental review of the project in 1989 was proper and sufficient. On January 7, 1994 the CPUC dismissed the plaintiffs' complaint, ruling that the city had performed all appropriate environmental reviews. On February 7, 1994 the plaintiffs filed an application with the CPUC, asking it to reconsider its January 7, 1994 decision. On December 7, 1994 the CPUC granted the plaintiff's request for a rehearing of the January 7, 1994 dismissal. The CPUC stated that the grounds upon which the complaint originally was dismissed were insufficient. The Administrative Law Judge assigned to the case has ordered public participation and evidentiary hearings to examine whether the substation which SDG&E completed in 1994, causes any unreasonable environmental impacts or other health or safety concerns.

SDG&E is unable to predict the ultimate outcome of this litigation.

Metropolitan Transit Development Board

On October 13, 1993 MTDB filed a complaint in the San Diego County Superior Court against Union Oil Company of California, Graybill Terminal Company, Mary Dutton Boehm as the Executrix of the Estate of Grayson W. Boehm, and SDG&E. MTDB owns property located adjacent to an oil storage tank farm owned by the Graybill Terminal Company and has alleged that contamination from the Graybill site migrated beneath its property, contaminating the soil and ground water.

MTDB has alleged that SDG&E stored petroleum products at the Graybill site and was also responsible for certain renovations to the site's fixtures and equipment which stored and/or transported hazardous substances. MTDB has also stated that SDG&E at one time owned and operated the MTDB property and also owned certain fuel oil pipelines located on the property. MTDB's complaint alleges, among other things, nuisance, trespass and negligence, and seeks unspecified compensatory and special damages, indemnity, and certain equitable and declaratory relief. On November 24, 1993 SDG&E filed an answer to the complaint, denying all of MTDB's allegations.

In January 1995 co-defendants Graybill Terminal Company and Union Oil Company of California agreed to indemnify and defend SDG&E from all stated claims of MTDB. Further, Graybill and Unocal agreed to release SDG&E from any claims of equitable indemnity and contribution, and will dismiss all related cross-complaints with prejudice. A formal agreement is expected to be prepared and executed in early 1995.

Transphase Systems

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

On May 12, 1994 the Ninth Circuit Court of Appeal denied the appeal. On September 1, 1994 Transphase filed a petition with the United States Supreme Court to have the court review the dismissal of its case by the lower courts. On September 30, 1994 SDG&E filed its opposition to the petition. On October 31, 1994 the U.S. Supreme Court denied Transphase's petition, leaving in place the District Court's original order dismissing all of Transphase's claims.

Additional information concerning competitive bidding is described under "Resource Planning" herein and in the "Management's
Discussion & Analysis of Financial Condition and Results of
Operations" beginning on page 18 of the 1994 Annual Report to Shareholders.

James Litigation

On July 12, 1994 Glen James filed a complaint in the United States District Court for the Southern District of California against Edison, SDG&E, and Combustion Engineering. The allegations in the complaint are substantially identical to those contained in the complaint of R.C. Tang, which was filed against the same defendants in 1993 and reported in SDG&E's 1993 Annual Report on Form 10-K and its March 31, 1994 Quarterly Report on Form 10-Q. The complaint alleges that the plaintiff was damaged by the emission of radiation while serving as an electrical designer and engineer for outside contractors performing services at the San Onofre Nuclear Generating Station intermittently between 1982 and 1988. The plaintiff has asked for general compensatory damages and punitive damages.

On August 11, 1994 the defendants filed a motion to dismiss plaintiff's complaint. A federal district court judge denied defendants' motion on December 12, 1994. Trial is expected to begin in the summer of 1995.

SDG&E is unable to predict the ultimate outcome of this litigation.

McLandrich Litigation

On February 6, 1995 Cheryl Marie McLandrich and Paul Michael McLandrich, by and through their guardian, Linda McLandrich, filed a complaint in the United States District Court for the Southern District of California against Edison, SDG&E, and Combustion Engineering. The allegations in the complaint are substantially identical to those contained in the complaints of R.C. Tang and Glen James described above. The complaint alleges that the death of the plaintiffs' father, Gregory McLandrich, was the result of the emission of radiation while serving as an

Edison nuclear engineer at SONGS. The plaintiffs have asked for general compensatory damages and punitive damages. The Tang, James and McLandrich complaints were all filed by the same attorneys.

SDG&E is unable to predict the ultimate outcome of this litigation.

Environmental Issues

Other legal matters related to environmental issues are described under "Environmental Matters" herein.

Regulatory Issues

Other legal matters related to regulatory proceedings or actions are described under Regulatory Matters herein.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4.   Executive Officers of the Registrant

Name                     Age      Positions (1990 - Current)
- ----------------------------------------------------------------------------
Thomas A. Page           61       Chairman and Chief Executive
                                  Officer since January 1983 and
                                  President from 1983 through 1991
                                  and since January 1994.

Stephen L. Baum          54       Executive Vice President since January 1993.
                                  Senior Vice President - Law and Corporate
                                  Affairs and General Counsel from January
                                  1992 through December 1992.
                                  Senior Vice President and General Counsel from 1987 through 1991.

Donald E. Felsinger      47       Executive Vice President since January 1993.
                                  Senior Vice President - Marketing and
                                  Resource Development from January 1992
                                  through December 1992.
                                  Vice President - Marketing and Resource
                                  Development from February 1989 through
                                  December 1991.

Gary D. Cotton          54        Senior Vice President - Customer Operations
                                  since January 1993.
                                  Senior Vice President - Customer Services from January 1992 through December 1992.
                                  Senior Vice President - Engineering
                                  and Operations from 1986 through 1991.

Edwin A. Guiles         45        Senior Vice President - Energy Supply
                                  since January 1993.
                                  Vice President - Engineering and Operations from January 1992 through December 1992.
                                  Vice President - Corporate Planning
                                  from 1990 through 1991.

Nad A. Peterson         68        Senior Vice President and General Counsel
                                  Counsel since June 1993 and
                                  Corporate Secretary since January 1994.
                                  Senior Vice President and Corporate
                                  Secretary at Fluor Corporation from
                                  1987 through 1992.

Frank H. Ault           50        Vice President and Controller since
                                  January 1993.
                                  Controller from May 1986 through
                                  December 1992.

Kathleen A. Flanagan    44        Vice President - Corporate Communications
                                  since July 1994.
                                  Manager - Corporate Communications at
                                  Southern California Edison from 1991
                                  through 1994.
                                  Director - Government Relations and
                                  Public Affairs at Luz International
                                  from 1989 to 1991.

Ronald K. Fuller        57        Vice President - Governmental and
                                  Regulatory Services since April 1984.

Margot A. Kyd           41        Vice President - Human Resources since
                                  January 1993.
                                  Vice President - Administrative Services from 1988 through 1992.

John L. Laun, III       47        Vice President - Customer & Marketing
                                  Services since July 1994.
                                  Division Manager - Corporate Communication from June 1993 to July 1994.
                                  Manager - Special Projects from
                                  January 1992 to June 1993.
                                  Director - Utility Consulting at Xenergy Inc.
                                  from 1991 through 1992.
                                  Senior Vice President - Utility Consulting at Palmer Bellevue Corporation from 1989 through 1991.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

SDG&E's common stock is traded on the New York and Pacific stock exchanges. At December 31, 1994 there were 70,356 holders of SDG&E common stock. The quarterly common stock information required by
Item 5 is incorporated by reference from page 39 of SDG&E's 1994 Annual Report to Shareholders.

Item 6.  Selected Financial Data

The information required by Item 6 is incorporated by reference from the Ten-Year Summary beginning on page 16 of SDG&E's 1994
Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by Item 7 is incorporated by reference from pages 18 through 23 of SDG&E's 1994 Annual Report to
Shareholders.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 is incorporated by reference from pages 24 through 39 of SDG&E's 1994 Annual Report to Shareholders. See Item 14 herein for a listing of financial statements included in the 1994 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in SDG&E's
March 1995 Proxy Statement. The information required on executive officers is incorporated by reference from Item 4 herein.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from "Executive Compensation and Transactions with Management and Others" in SDG&E's March 1995 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from "Security Ownership of Management and Certain Beneficial
Holders" in SDG&E's March 1995 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                              Page in
                                                           Annual Report*

Responsibility Report for the Consolidated Financial
 Statements. . . . . . . . . . . . . . . . . . . . . . . . . .   24

Independent Auditors' Report . . . . . . . . . . . . . . . . .   24

Statements of Consolidated Income for the years ended
 December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . .   25

Consolidated Balance Sheets at December 31, 1994 and 1993  . .   26

Statements of Consolidated Cash Flows for the year
 ended December 31, 1994, 1993 and 1992  . . . . . . . . . . .   27

Statements of Consolidated Changes in Capital Stock and
 Retained Earnings for the years ended
 December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . .  28

Statements of Consolidated Capital Stock at
 December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . .  29

Statements of Consolidated Long-Term Debt at
 December 31, 1994 and 1993 . . . . . . . . . . . . . . . . . .  30

Statements of Consolidated Financial Information by
 Segments of Business for the years ended
 December 31, 1994, 1993 and 1992 . . . . . . . . . . . . . . . 31

Notes to Consolidated Financial Statements  . . . . . . . . . . 32

Quarterly Financial Data (Unaudited)  . . . . . . . . . . . . . 39

*Incorporated by reference from the indicated pages of the 1994
Annual Report to Shareholders.

2. Financial statement schedules


           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Allowance for doubtful accounts           Balance at            Charged to      Deductions   Balance at
(deducted from accounts receivable):   Beginning of Year   Operating Expenses      (A)       End of Year
                                       -----------------   ------------------   ----------   -----------
        1994                                 $2,410               $4,738          $4,910        $2,238
        1993                                 $2,154               $6,001          $5,745        $2,410
        1992                                 $2,145               $5,017          $5,008        $2,154

(A) Accounts charged off during the year, net of recoveries of accounts previously charged off.

All other schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements and the notes to consolidated financial statements included herein.


INDEPENDENT AUDITORS' REPORT


San Diego Gas & Electric Company

We have audited the consolidated financial statements of San Diego Gas & Electric Company and subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 27, 1995 (which report contains an emphasis paragraph referring to the Company's consideration of alternative strategies for its 80 percent owned subsidiary, Wahlco Environmental Systems, Inc.); such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of San Diego Gas & Electric Company and subsidiaries, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP
San Diego, California
February 27, 1995

3. Exhibits

The Forms 8, 8-K, 10-K and 10-Q referred to herein were filed under Commission File Number 1-3779.

Exhibit 3 -- Bylaws and Articles of Incorporation

Bylaws

3.1 Restated Bylaws - December 20, 1993 (Incorporated by reference from SDG&E's 1993 Form 10-K)

Articles of Incorporation

3.2    Restated Articles of Incorporation - April 26, 1994
       (Incorporated by reference from SDG&E's March 31, 1994
       Quarterly Report on Form 10-Q, Ex 3.1)

Exhibit 4 -- Instruments Defining the Rights of Security Holders,
             Including Indentures

4.1 Mortgage and Deed of Trust dated July 1, 1940. (Incorporated by reference from Registration No. 2-49810, Exhibit 2A.)

4.2    Second Supplemental Indenture dated as of March 1, 1948.
       (Incorporated by reference from Registration No. 2-49810,
       Exhibit 2C.)

4.3    Ninth Supplemental Indenture dated as of August 1, 1968.
       (Incorporated by reference from Registration No. 2-68420,
       Exhibit 2D.)

4.4    Tenth Supplemental Indenture dated as of December 1, 1968.
       (Incorporated by reference from Registration No. 2-36042,
       Exhibit 2K.)

4.5    Sixteenth Supplemental Indenture dated August 28, 1975.
       (Incorporated by reference from Registration No. 2-68420,
       Exhibit 2E.)

4.6    Thirtieth Supplemental Indenture dated September 28, 1983.
       (Incorporated by reference from Registration No. 33-34017,
       Exhibit 4.3.)

Exhibit 10 -- Material Contracts (Previously filed exhibits are incorporated by reference from SDG&E's Forms 10-K or Forms 10-Q as referenced below).

Compensation

10.1   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #3 (1995 compensation,
       1996 bonus).

10.2   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #1 (1995 compensation,
       1996 bonus).

10.3   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Nonemployee Directors (1995 compensation).

10.4   Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1994 restricted stock award agreement.

10.5   San Diego Gas & Electric Company Retirement Plan for
       Directors, restated as of October 24, 1994.

10.6   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #3 (1994 compensation) (1993 Form 10-K Exhibit 10.1).

10.7   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #1 (1994 compensation,
       1995 incentive) (1993 Form 10-K Exhibit 10.2).

10.8   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Nonemployee Directors (1994 compensation)(1993 Form 10-K Exhibit 10.3).

10.9   Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1993 restricted stock award agreement(1993
       Form 10-K Exhibit 10.4).

10.10  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #3 (1993 compensation)
       (1992 Form 10-K Exhibit 10.1).

10.11  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #1 (1993 compensation,
       1994 incentive) (1992 Form 10-K Exhibit 10.2).

10.12  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Nonemployee Directors (1993 compensation) (1992 Form 10-K Exhibit 10.3).

10.13  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1992 restricted stock award agreement (1992
       Form 10-K Exhibit 10.4).

10.14  Supplemental Executive Retirement Plan restated as of
       July 1, 1994.

10.15  Amended 1986 Long-Term Incentive Plan, Restatement as of
       October 25, 1993 (1993 Form 10-K Exhibit 10.6).

10.16  Executive Incentive Plan dated April 23, 1985 (1991 Form
       10-K Exhibit 10.39).

10.17  Employment agreement between San Diego Gas & Electric
       Company and Thomas A. Page, dated June 15, 1988 (1988 Form
       10-K Exhibit 10E).

10.18 Supplemental Pension Agreement with Thomas A. Page, dated as of April 3, 1978 (1988 Form 10-K Exhibit 10V).

Financing Agreements

10.19  Loan agreement with Mellon Bank, N.A dated as of January 3, 1995.

10.20 Loan agreement with First Interstate Bank of California dated as of January 3, 1995

10.21 Loan agreement with CIBC Inc. dated as of December 1, 1993 as amended (1993 Form 10-K Exhibit 10.7).

10.22  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds dated as of June 1, 1993 (June 30, 1993 Form 10-Q Exhibit 10.1).

10.23 Loan agreement with the City of San Diego in connection with the issuance of $92.7 million of Industrial Development
       Bonds 1993 Series C dated as of July 1, 1993 (June 30, 1993 Form 10-Q Exhibit 10.2).

10.24  Loan agreement with Mellon Bank, N.A dated as of April 15,
       1993 as amended (March 31,1993 Form 10-Q Exhibit 10.1).

10.25 Loan agreement with First Interstate Bank of California dated as of April 15, 1993 as amended (March 31,1993 Form
       10-Q Exhibit 10.2).

10.26 Loan agreement with the City of San Diego in connection with the issuance of Industrial Development Bonds 1993 Series A dated as of April 1, 1993 (March 31,1993 Form 10-Q Exhibit 10.3).

10.27 Loan agreement with the City of San Diego in connection with the issuance of Industrial Development Bonds 1993 Series B dated as of April 1, 1993 (March 31,1993 Form 10-Q Exhibit 10.4).

10.28 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Revenue Bonds, dated as of December 1, 1992 (1992 Form 10-K
       Exhibit 10.5).

10.29 Loan agreement with the City of San Diego in connection with the issuance of $25 million of Industrial Development
       Revenue Bonds, dated as of September 1, 1987 (1992 Form 10-K
       Exhibit 10.6).

10.30  Loan agreement between Mellon Bank, N.A. and San Diego Gas
       & Electric Company dated December 15, 1992, as amended (1992 Form 10-K Exhibit 10.10).

10.31 Loan Agreement with the City of San Diego in connection with the issuance of $118.6 million of Industrial Development
       Revenue Bonds dated as of September 1, 1992 (Sept 30, 1992
       Form 10-Q Exhibit 10.1).

10.32  Loan agreement with California Pollution Control Financing
       Authority, dated as of December 1, 1985, in connection with the issuance of $35 million of pollution control bonds (1991 Form 10-K Exhibit 10.10).

10.33  Loan agreement with California Pollution Control Financing
       Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of pollution control bonds
       (1991 Form 10-K Exhibit 10.11).

10.34 Loan agreement with the City of San Diego in connection with the issuance of $44.25 million of Industrial Development
       Revenue Bonds, dated as of July 1, 1986 (1991 Form 10-K
       Exhibit 10.36).

10.35 Loan agreement with the City of San Diego in connection with the issuance of $81.35 million of Industrial Development
       Revenue Bonds, dated as of December 1, 1986 (1991 Form 10-K
       Exhibit 10.37).

10.36 Loan agreement with the City of San Diego in connection with the issuance of $100 million of Industrial Development
       Revenue Bonds, dated as of September 1, 1985 (1991 Form 10-K
       Exhibit 10.38).

10.37  Loan agreement with California Pollution Control Financing
       Authority dated as of December 1, 1984, in connection with the issuance of $27 million of pollution control bonds (1991 Form 10-K Exhibit 10.40).

10.38  Loan agreement with California Pollution Control Financing
       Authority dated as of May 1, 1984, in connection with the issuance of $53 million of pollution control bonds (1991
       Form 10-K Exhibit 10.41).

10.39  Loan agreement between Union Bank and SDG&E dated November
       1, 1988 as amended (1989 Form 10-K Exhibit 10I).

10.40  Loan agreement between Bank of America National Trust &
       Savings Association and SDG&E dated November 1, 1988 as amended (1989 Form 10-K Exhibit 10J).

10.41 Loan agreement between First Interstate Bank of California and SDG&E dated November 1, 1988 as amended (1989 Form 10-K
       Exhibit 10K).

Natural Gas Commodity, Transportation and Storage Contracts

10.42  Long-Term Natural Gas Storage Service Agreement dated
       January 12, 1994 between Southern California Gas Company and
       SDG&E.

10.43  Amendment to San Diego Gas & Electric Company and Southern
       California Gas Company Restated Long-Term Wholesale Natural Gas Service Contract dated March 26, 1993 (1993 Form 10-K
       Exhibit 10.53).

10.44  Gas Purchase Agreement, dated March 12, 1991 between Husky
       Oil Operations Limited and San Diego Gas & Electric Company (1991 Form 10-K Exhibit 10.1).

10.45  Gas Purchase Agreement, dated March 12, 1991 between
       Canadian Hunter Marketing Limited and San Diego Gas &
       Electric Company (1991 Form 10-K Exhibit 10.2).

10.46  Gas Purchase Agreement, dated March 12, 1991 between Bow
       Valley Industries Limited and San Diego Gas & Electric
       Company (1991 Form 10-K Exhibit 10.3).

10.47 Gas Purchase Agreement, dated March 12, 1991 between Summit Resources Limited and San Diego Gas & Electric Company (1991 Form 10-K Exhibit 10.4).

10.48 Service Agreement Applicable to Firm Transportation Service under Rate Schedule FS-1, dated May 31, 1991 between Alberta Natural Gas Company Ltd. and San Diego Gas & Electric
       Company (1991 Form 10-K Exhibit 10.5).

10.49  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 Form 10-K Exhibit 10.7).

10.50 Firm Transportation Service Agreement, dated April 25, 1991 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (March 31, 1991 Form 10-Q Exhibit 28.2).

10.51 San Diego Gas & Electric Company and Southern California Gas Company Restated Long-Term Wholesale Natural Gas Service
       Contract, dated September 1, 1990 (1990 Form 10-K Exhibit 10.9).

Nuclear

10.52 Uranium enrichment services contract between the U.S. Department of Energy (DOE assigned its rights to the U.S. Enrichment Corporation, a U.S. government-owned corporation, on July 1, 1993) and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended by modifications dated September 13, 1985, January 8, April 10, June 17 and August 8, 1986, March 26, 1987, February 20 and July 25, 1990, October 7, 1991, March 31, 1993 and March 17, 1994 (1991 Form 10-K Exhibit 10.9).

10.53 Fuel Lease dated as of September 8, 1983 between SONGS Fuel Company, as Lessor and San Diego Gas & Electric Company, as Lessee, and Amendment No. 1 to Fuel Lease, dated September 14, 1984 and Amendment No. 2 to Fuel Lease, dated March 2, 1987 (1992 Form 10-K Exhibit 10.11).

10.54 Agreement dated March 19, 1987, for the Purchase and Sale of Uranium Concentrates between SDG&E and Saarberg-Interplan
       Uran GmbH (assigned to Pathfinder Mines Corporation in June
       1993) (1990 Form 10-K Exhibit 10.5).

10.55  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 Form 10-K Exhibit 10.7).

10.56 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.55 herein).

10.57  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Stations
       (see Exhibit 10.55 herein).

10.58 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 Form 10-K Exhibit 10.8).

10.59  Second Amended San Onofre Agreement among Southern
       California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 Form
       10-K Exhibit 10.6).

10.60 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 Form 10-K Exhibit 10N).

Purchased Power

10.61 Public Service Company of New Mexico and San Diego Gas & Electric Company 1988-2001 100 mw System Power Agreement dated November 4, 1985 and Letter of Agreement dated April 28, 1986, June 4, 1986 and June 18, 1986 (1988 Form 10-K
       Exhibit 10H).

10.62  San Diego Gas & Electric Company and Portland General
       Electric Company Long-Term Power Sale and Transmission
       Service agreements dated November 5, 1985 (1988 Form
       10-K Exhibit 10I).

10.63 Comision Federal de Electricidad and San Diego Gas & Electric Company Contract for the Purchase and Sale of Electric Capacity and Energy dated November 20, 1980 and additional Agreement to the contract dated March 22, 1985 (1988 Form 10-K Exhibit 10J).

10.64 Agreement with Arizona Public Service Company for Arizona transmission system participation agreement - contract
       790116 (1988 Form 10-K Exhibit 10P).

Other

10.65  U. S. Navy contract for electric service, Contract
       N62474-70-C-1200-P00414, dated September 29, 1988 (1988 Form
       10-K Exhibit 10C).

10.66  City of San Diego Electric Franchise (Ordinance No.10466)
       (1988 Form 10-K Exhibit 10Q).

10.67  City of San Diego Gas Franchise (Ordinance No.10465) (1988
       Form 10-K Exhibit 10R).

10.68  County of San Diego Electric Franchise (Ordinance No.3207)
       (1988 Form 10-K Exhibit 10S).

10.69 County of San Diego Gas Franchise (Ordinance No.5669) (1988 Form 10-K Exhibit 10T).

10.70  Lease agreement dated as of March 25, 1992 with American
       National Insurance Company as lessor of an office complex at Century Park.

10.71  Lease agreement dated as of June 15, 1978 with Lloyds Bank
       California, as owner-trustee and lessor - Exhibit B to financing agreement of SDG&E's Encina Unit 5 equipment trust (1988 Form 10-K Exhibit 10W).

10.72 Amendment to Lease agreement dated as of July 1, 1993 with Sanwa Bank California, as owner-trustee and lessor - Exhibit B to secured loan agreement of SDG&E's Encina Unit 5 equipment trust (See Exhibit 10.71 herein).

10.73  Lease agreement dated as of July 14, 1975 with New England
       Mutual Life Insurance Company, as lessor (1991 Form 10-K
       Exhibit 10.42).

10.74 Assignment of Lease agreement dated as of November 19, 1993 to Shapery Developers as lessor by New England Mutual
       Life Insurance Company (See Exhibit 10.73 herein).

Exhibit 12 -- Statement re computation of ratios

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 1994, 1993, 1992, 1991 and 1990.

Exhibit 13 -- The financial statements and other documents listed under Part IV Item 14(a)1. and Management's Discussion and Analysis of Financial Condition and Results of Operations listed under Part II Item 7 of this Form 10-K are incorporated by reference from the 1994 Annual Report to Shareholders.

Exhibit 22 - Subsidiaries - See "Part I, Item 1. Description of
Business."

Exhibit 24 - Independent Auditors' Consent, page 37.

Exhibit 27 - Financial Data Schedules

27.1   Financial Data Schedule for the year ended December 31,
       1994.

(b) Reports on Form 8-K:

A Current Report on Form 8-K was filed on October 26, 1994 announcing the appointments of Thomas C. Stickel and William D.
Jones to SDG&E's Board of Directors.

A Current Report on Form 8-K was filed on November 8, 1994 to report SDG&E's filing of an application with the California Public Utilities Commission to form a holding company.

INDEPENDENT AUDITORS' CONSENT

        We consent to the incorporation by reference of our report dated February 27, 1995 (which report contains an emphasis paragraph referring to the Company's consideration of alternative strategies for its 80 percent-owned subsidiary, Wahlco Environmental Systems, Inc.) appearing on page 24 of the 1994 Annual Report to Shareholders of San Diego Gas & Electric Company incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1994.

        We also consent to the incorporation by reference of the above-mentioned report in San Diego Gas & Electric Company Post-Effective Amendment No. 1 to Registration Statement No. 33-46736 on Form S-3, Post-Effective Amendment No. 4 to Registration Statement No. 2-71653 on Form S-8, Registration Statement No. 33-7108 on Form S-8, Registration Statement No. 33-45599 on Form S-3, Registration Statement No. 33-52834 on Form S-3 and Registration Statement No. 33-49837 on Form S-3.


DELOITTE & TOUCHE LLP
San Diego, California
February 28, 1995

                              SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SAN DIEGO GAS & ELECTRIC COMPANY

February 27, 1995          By:     /s/  Thomas A. Page
                               -------------------------------------
                               Thomas A. Page
                               Chairman, President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

 Signature                 Title                             Date

Principal Executive Officer:

/s/  Thomas A. Page
- ------------------------------------------------------------------------------
Thomas A. Page            Chairman, President and Chief      February 27, 1995
                          Executive Officer and a Director

Principal Financial Officer:

/s/  Stephen L. Baum
- ------------------------------------------------------------------------------
Stephen L. Baum           Executive Vice President           February 27, 1995

Principal Accounting Officer:

/s/  Frank H. Ault
- ------------------------------------------------------------------------------
Frank H. Ault             Vice President and Controller      February 27, 1995

Directors:

/s/  Richard C. Atkinson
- ------------------------------------------------------------------------------
Richard C. Atkinson       Director                           February 27, 1995

/s/  Richard A. Collato
- ------------------------------------------------------------------------------
Richard A. Collato        Director                           February 27, 1995

/s/  Daniel W. Derbes
- ------------------------------------------------------------------------------
Daniel W. Derbes          Director                           February 27, 1995

/s/  Catherine T. Fitzgerald
- ------------------------------------------------------------------------------
Catherine T. Fitzgerald    Director                          February 27, 1995

/s/  Robert H. Goldsmith
- ------------------------------------------------------------------------------
Robert H. Goldsmith       Director                           February 27, 1995

/s/  William D. Jones
- ------------------------------------------------------------------------------
William D. Jones          Director                           February 27, 1995

/s/  Ralph R. Ocampo
- ------------------------------------------------------------------------------
Ralph R. Ocampo           Director                           February 27, 1995

/s/  Thomas C. Stickel
- ------------------------------------------------------------------------------
Thomas C. Stickel         Director                     February 27, 1995

                          GLOSSARY

APCD                 Air Pollution Control District

BCAP                 Biennial Cost Allocation Proceeding

BPA                  Bonneville Power Administration

BRPU                 Biennial Resource Plan Update

CEC                  California Energy Commission

CFE                  Comision Federal de Electricidad

CPUC                 California Public Utilities Commission

DOE                  Department of Energy

ECAC                 Energy Cost Adjustment Clause

Edison               Southern California Edison Company and/or its parent,
                     SCEcorp

EMF                  Electric and magnetic fields

Enron                Enron Power Marketing

ERAM                 Electric Revenue Adjustment Mechanism

FERC                 Federal Energy Regulatory Commission

GFCA                 Gas Fixed Cost Account

IID                  Imperial Irrigation District

kv                   Kilovolt

kwh                  Kilowatt hour

MTDB                 Metropolitan Transit Development Board

mw                   Megawatt

NRC                  Nuclear Regulatory Commission

Pacific Intertie     A transmission line connecting San Diego to the Pacific
                     Northwest

PCB                  Polychlorinated Biphenyl

PDC                  Pacific Diversified Capital Company

PG&E                 Pacific Gas and Electric Company

PGE                  Portland General Electric Company

PNM                  Public Service Company of New Mexico

PURPA                Public Utility Regulatory Policies Act

RECLAIM              Regional Clean Air Incentive Market

RMGC                  Rocky Mountain Generation Cooperative

SDG&E                 San Diego Gas & Electric Company

SONGS/San Onofre      San Onofre Nuclear Generating Station

SRP                   Salt River Project

Southwest Powerlink   A transmission line connecting San Diego to Phoenix and
                      intermediate points

TCF                    Target Capacity Factor

WES                    Wahlco Environmental Systems, Inc.