Form 10-Q
period 1995-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 1995-05-09
CIK 86521

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

...X..Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                                                    March 31, 1995
For the quarterly period ended.............................................
                                     Or

......Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from __________________  to _______________________

Commission File Number 1-3779

                         SAN DIEGO GAS & ELECTRIC COMPANY
............................................................................
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

                                                                  116,534,135
Common Stock outstanding April 30, 1995 ........................................

                         PART I - FINANCIAL INFORMATION
                        SAN DIEGO GAS & ELECTRIC COMPANY
                       STATEMENTS OF CONSOLIDATED INCOME
                    (In thousands except per share amounts)


                                            Three Months Ended
                                                  March 31,
                                             1995           1994
                                         -----------   -----------
                                                (Unaudited)
Operating Revenues
  Electric  . . . . . . . . . . . . . .  $  379,288    $  375,904
  Gas . . . . . . . . . . . . . . . . .      84,578        98,850
  Diversified operations  . . . . . . .      27,803        29,664
                                         -----------   -----------
    Total operating revenues  . . . . .     491,669       504,418
                                         -----------   -----------
Operating Expenses
  Electric fuel . . . . . . . . . . . .      23,848        34,876
  Purchased power . . . . . . . . . . .      86,264        81,525
  Gas purchased for resale  . . . . . .      34,665        49,674
  Maintenance . . . . . . . . . . . . .      19,283        16,361
  Depreciation and decommissioning  . .      68,250        65,197
  Property and other taxes  . . . . . .      11,488        11,377
  General and administrative  . . . . .      43,918        50,708
  Other . . . . . . . . . . . . . . . .      62,215        67,429
  Income taxes  . . . . . . . . . . . .      47,926        47,139
                                         -----------   -----------
    Total operating expenses  . . . . .     397,857       424,286
                                         -----------   -----------
Operating Income  . . . . . . . . . . .      93,812        80,132
                                         -----------   -----------
Other Income and (Deductions)
  Writedown of other assets . . . . . .      (9,000)           --
  Allowance for equity funds used
   during construction  . . . . . . . .       1,560         2,685
  Taxes on nonoperating income  . . . .       2,779          (536)
  Other - net . . . . . . . . . . . . .       1,320         1,966
                                         -----------   -----------
    Total other income and (deductions)      (3,341)        4,115
                                         -----------   -----------
Income Before Interest Charges  . . . .      90,471        84,247
                                         -----------   -----------
Interest Charges
  Long-term debt  . . . . . . . . . . .      24,853        22,644
  Short-term debt and other . . . . . .       4,480         2,981
  Allowance for borrowed funds used
   during construction  . . . . . . . .        (712)       (1,174)
                                         -----------   -----------
     Net interest charges . . . . . . .      28,621        24,451
                                         -----------   -----------
Net Income (before preferred dividend
 requirements)  . . . . . . . . . . . .      61,850        59,796
Preferred Dividend Requirements . . . .       1,916         1,916
                                         -----------   -----------
Earnings Applicable to Common Shares  .  $   59,934    $   57,880
                                         -----------   -----------
Average Common Shares Outstanding . . .     116,533       116,492
                                         -----------   -----------
Earnings Per Common Share . . . . . . .  $     0.51    $     0.50
                                         ===========   ===========
Dividends Declared Per Common Share . .  $     0.39    $     0.38
                                         ===========   ===========


                 See notes to consolidated financial statements.

                   SAN DIEGO GAS & ELECTRIC COMPANY
                     CONSOLIDATED BALANCE SHEETS
                      (In thousands of dollars)

                                                      March 31,   December 31,
                                                        1995          1994
                                                    ------------  ------------
                                                     (Unaudited)
ASSETS
Utility plant - at original cost . . . . . . . .   $5,376,312    $5,329,179
Accumulated depreciation and decommissioning . .   (2,248,496)   (2,180,087)
                                                  ------------  ------------
  Utility plant-net  . . . . . . . . . . . . . .    3,127,816     3,149,092
                                                  ------------  ------------
Investments and other property . . . . . . . . .      490,585       466,864
                                                  ------------  ------------
Current assets
  Cash and temporary investments . . . . . . . .       66,686        32,526
  Accounts receivable  . . . . . . . . . . . . .      195,009       213,358
  Notes receivable . . . . . . . . . . . . . . .       31,806        31,806
  Inventories  . . . . . . . . . . . . . . . . .       79,328        80,794
  Other  . . . . . . . . . . . . . . . . . . . .       34,371        36,010
                                                  ------------  ------------
      Total current assets . . . . . . . . . . .      407,200       394,494
                                                  ------------  ------------
Deferred taxes recoverable in rates  . . . . . .      296,757       305,717
                                                  ------------  ------------
Deferred charges and other assets  . . . . . . .      364,787       326,284
                                                  ------------  ------------
      Total  . . . . . . . . . . . . . . . . . .   $4,687,145    $4,642,451
                                                  ============  ============
CAPITALIZATION AND LIABILITIES
Capitalization
    Common equity  . . . . . . . . . . . . . . .   $1,488,816    $1,474,430
    Preferred stock:
      Not subject to mandatory redemption  . . .       93,493        93,493
      Subject to mandatory redemption  . . . . .       25,000        25,000
    Long-term debt . . . . . . . . . . . . . . .    1,389,785     1,340,237
                                                  ------------  ------------
      Total capitalization . . . . . . . . . . .    2,997,094     2,933,160
                                                  ------------  ------------
Current liabilities
  Short-term borrowings  . . . . . . . . . . . .       37,176        89,325
  Long-term debt redeemable within one year  . .      115,000       115,000
  Current portion of long-term debt  . . . . . .       36,621        35,465
  Accounts payable . . . . . . . . . . . . . . .       89,766       138,764
  Dividends payable  . . . . . . . . . . . . . .       47,363        46,200
  Taxes accrued  . . . . . . . . . . . . . . . .       56,936         5,641
  Interest accrued . . . . . . . . . . . . . . .       25,133        23,627
  Regulatory balancing accounts
    overcollected-net. . . . . . . . . . . . . .      108,614       111,731
  Other  . . . . . . . . . . . . . . . . . . . .      127,541       121,456
                                                  ------------  ------------
      Total current liabilities  . . . . . . . .      644,150       687,209
                                                  ------------  ------------
Customer advances for construction . . . . . . .       34,623        36,250
                                                  ------------  ------------
Accumulated deferred income taxes-net  . . . . .      510,652       523,680
                                                  ------------  ------------
Accumulated deferred investment tax credits  . .      107,623       109,161
                                                  ------------  ------------
Deferred credits and other liabilities . . . . .      393,003       352,991
                                                  ------------  ------------
      Total  . . . . . . . . . . . . . . . . . .   $4,687,145    $4,642,451
                                                  ============  ============




                   See notes to consolidated financial statements.

                   SAN DIEGO GAS & ELECTRIC COMPANY
                STATEMENTS OF CONSOLIDATED CASH FLOWS
                      (In thousands of dollars)
                                                              Three Months Ended
                                                                    March 31,
                                                               1995     1994
                                                            ---------  --------
                                                                  (Unaudited)
Cash Flows from Operating Activities
  Net Income . . . . . . . . . . . . . . . . . . . . . . .  $ 61,850 $ 59,796
  Adjustments to reconcile net income to net cash
   provided by operating activities
     Writedown of other assets . . . . . . . . . . . . . .     9,000     --
     Depreciation and decommissioning  . . . . . . . . . .    68,250   65,197
     Amortization of deferred charges and other assets . .     3,221    3,260
     Amortization of deferred credits
       and other liabilities . . . . . . . . . . . . . . .    (8,074)  (7,436)
     Allowance for equity funds used during construction .    (1,560)  (2,685)
     Deferred income taxes and investment tax credits  . .    (8,144)  (4,970)
     Other-net . . . . . . . . . . . . . . . . . . . . . .    (8,381)    (309)
  Changes in working capital components
     Accounts and notes receivable . . . . . . . . . . . .    18,349   15,829
     Regulatory balancing accounts . . . . . . . . . . . .    (3,117)    (920)
     Inventories . . . . . . . . . . . . . . . . . . . . .     1,466    7,336
     Other current assets  . . . . . . . . . . . . . . . .     1,639    4,777
     Accrued interest and taxes  . . . . . . . . . . . . .    52,145   61,649
     Accounts payable and other current liabilities  . . .   (42,913) (20,808)
                                                            --------- ---------
       Net cash provided by operating activities . . . . .   143,731  180,716
                                                            --------- ---------
Cash Flows from Financing Activities
     Dividends paid  . . . . . . . . . . . . . . . . . . .   (46,200) (44,962)
     Short-term borrowings-net . . . . . . . . . . . . . .   (52,149) (85,422)
     Issuance of long-term debt  . . . . . . . . . . . . .    50,907      --
     Repayment of long-term debt . . . . . . . . . . . . .   (11,082)  (8,606)
     Redemption of common stock  . . . . . . . . . . . . .      (101)    (920)
                                                            --------- ---------
         Net cash used by financing activities . . . . . .   (58,625)(139,910)
                                                            --------- ---------
Cash Flows from Investing Activities
     Utility construction expenditures . . . . . . . . . .   (41,827) (68,084)
     Withdrawals from construction trust funds . . . . . .        --   36,763
     Contributions to decommissioning funds  . . . . . . .    (5,505)  (5,505)
     Other-net . . . . . . . . . . . . . . . . . . . . . .    (3,614)    (506)
                                                            --------- ---------
       Net cash used by investing activities . . . . . . .   (50,946) (37,332)
                                                            --------- ---------
Net increase . . . . . . . . . . . . . . . . . . . . . . .    34,160    3,474
Cash and temporary investments, beginning of period  . . .    32,526   17,450
                                                            --------- ---------
Cash and temporary investments, end of period  . . . . . .  $ 66,686  $ 20,924
                                                            ========= =========
Supplemental Disclosure of Cash Flow Information
     Income tax payments   . . . . . . . . . . . . . . . .  $  9,201  $   --
                                                            ========= =========
     Interest payments, net of amounts capitalized . . . .  $ 27,115  $ 21,618
                                                            ========= =========
Supplemental Schedule of Noncash Investing
  and Financing Activities
     Real estate investments . . . . . . . . . . . . . . .  $  5,000  $   --
     Cash paid . . . . . . . . . . . . . . . . . . . . . .      (250)     --
                                                            --------- ---------
       Liabilities assumed . . . . . . . . . . . . . . . .  $  4,750  $   --
                                                            =========  =========

                  See notes to consolidated financial statements.
                                       4

SAN DIEGO GAS & ELECTRIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  GENERAL

SDG&E believes all adjustments necessary to present a fair statement of the consolidated financial position and results of operations for the periods covered by this report, consisting of recurring accruals, have been made. Certain prior year amounts have been reclassified for comparability.

SDG&E's significant accounting policies are described in the notes to consolidated financial statements in its 1994 Annual Report to Shareholders. SDG&E follows the same accounting policies for interim reporting purposes.

This quarterly report should be read in conjunction with SDG&E's 1994 Annual Report on Form 10-K. The consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations included in SDG&E's 1994 Annual Report to Shareholders were incorporated by reference into SDG&E's 1994 Annual Report on Form 10-K and filed as an exhibit thereto.

2.  MATERIAL CONTINGENCIES

INVESTMENT IN WAHLCO ENVIRONMENTAL SYSTEMS, INC.

SDG&E's investment in and advances to Wahlco aggregate $14 million at March 31, 1995 after the writedown described in Note 3. At March 31, 1995 Wahlco had consolidated net assets of $6 million. For the three months ended March 31, 1995 Wahlco's net loss was $1 million. During the years ended December 31, 1992, 1993 and 1994, Wahlco's net loss was $13 million, $11 million and $66 million. During those years Wahlco's cash flow provided by (used in) operations was ($7 million), ($5 million) and $2 million. On May 8, 1995 Wahlco announced the signing of a letter of intent with an unrelated party whereby SDG&E's investment in and advances to Wahlco would be sold to that party for an amount that would result in no adverse impact on SDG&E's financial position or results of operations if the transaction is consummated. If the transaction is not consummated, continued operating losses or the implementation of other strategies could lead to further writedowns of SDG&E's remaining investment in Wahlco. See discussion of writedowns in Note 3.

INDUSTRY RESTRUCTURING

In April 1994 the CPUC announced its proposal to restructure California's regulated electric utility industry to stimulate competition and to lower rates. The proposed regulatory framework would be phased in by 2002, allowing utility customers to purchase their energy from either utility or nonutility suppliers. The utilities would continue to provide transmission and distribution services to customers that choose to purchase their energy from other providers. The CPUC also proposed that the cost of providing these services and the cost of serving remaining utility customers would be recovered through a performance-based ratemaking process. The CPUC is holding several hearings to consider whether its proposal or some other form of a competitive market should be developed and how the cost of the transition to competition should be shared among utility shareholders and customers.

In addition to $297 million of deferred taxes recoverable in rates, regulatory assets of $232 million are included in "Deferred Charges and Other Assets" on the Consolidated Balance Sheets. They include pension and other employee benefit regulatory assets, unamortized loss on reacquired debt, unrecovered plant and regulatory study costs, unamortized debt expense and various other regulatory assets. Recovery periods range from one to 30 years. It is estimated that at March 31, 1995 SDG&E had approximately $970 million of net utility plant (including approximately $750 million of nuclear facilities) and $70 million of deferred taxes and regulatory assets relating to generating facilities currently being recovered in rates over various periods of time. SDG&E has also entered into long-term purchased-power commitments totaling $4.1 billion with various utilities and other providers. In addition, the CPUC's recent Biennial Resource Plan Update decision requires SDG&E to contract for an additional 500 megawatts of power
                                5
over 17 to 30-year terms at an estimated cost of $4.8 billion beginning in 1997. Prices under these contracts are estimated to exceed future market prices by $511 million. SDG&E challenged the decision and petitioned the Federal Energy Regulatory Commission to overrule it. In February 1995 the FERC ruled favorably on SDG&E's petition. However, the CPUC and others are challenging the FERC's ruling. See additional discussion of the BRPU proceeding in Management's Discussion and Analysis of Financial Condition and Results of Operations.

If the CPUC proceeds with the move to a competitive environment, if the prices of competing suppliers are as anticipated, and if the regulatory process does not provide for complete recovery of those costs that are in excess of what will otherwise be recoverable via market-based pricing structures, SDG&E would incur a charge against earnings for a significant portion of its generating facilities, the related regulatory assets and the long-term commitments. However, the CPUC has indicated that any unrecovered amounts remaining will be provided for in the new environment. The CPUC previously stated its intention to issue a final decision during May 1995 and to require implementation by September 1995. However, this is expected to be delayed as the widespread ramifications of the CPUC's actions in the area of electric utility deregulation require additional time for analysis. SDG&E cannot predict the impact of the CPUC's final decision and the transition to a more competitive environment on SDG&E's financial condition and results of operations.

SDG&E believes that changes in the California utility industry and the movement toward a more competitive marketplace will require SDG&E to change its corporate structure. In connection with the proposed industry restructuring, SDG&E has applied to the CPUC for permission to form a holding company. Hearings are scheduled to commence in June 1995 and a decision is expected during the fourth quarter of 1995. SDG&E has applied to other regulatory bodies and to shareholders for approval of the proposal. In February 1995 the FERC granted approval and in April 1995 the Nuclear Regulatory Commission and SDG&E shareholders approved the plan. See additional discussion concerning the holding company application in Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAN ONOFRE NUCLEAR GENERATING STATION UNITS 2 & 3

In November 1994 SDG&E, Edison and the CPUC's Division of Ratepayer Advocates signed a settlement agreement on the accelerated recovery of SONGS Units 2 and 3 capital costs. The agreement would allow SDG&E to recover approximately $750 million over an eight-year period beginning in February 1996, rather than over the anticipated operational life of the units, which is expected to extend to 2013. During the eight-year period, the authorized rate of return would be reduced from 9.76 percent to
7.52 percent (SDG&E's 1995 authorized cost of debt). The agreement also includes a performance incentive plan that would encourage continued, efficient operation of the plant. However, continued operation of SONGS beyond the eight-year period would be at the owners' discretion. Under the plan, customers would pay about four cents per kilowatt-hour during the eight-year period. This pricing plan would replace the traditional method of recovering the units' operating expenses and capital improvements. This is intended to make the plants more competitive with other sources. SDG&E is unable to predict the impact of this proposal, if approved, on the results of its operations. However, it is expected to be considered in conjunction with the CPUC's industry restructuring proposal. Hearings are in progress and are expected to conclude by the end of May 1995. A CPUC decision is expected in the fourth quarter of 1995.

NUCLEAR INSURANCE

Public liability claims that could arise from a nuclear incident are imited by law to $9 billion for each licensed nuclear facility. For this exposure, SDG&E and the co-owners of the San Onofre units have purchased primary insurance of $200 million, the maximum amount available. The remaining coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E
                                6
could be assessed retrospective premium adjustments of up to $32 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million.

Insurance coverage is provided for up to $2.8 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to two years, after a waiting period of 21 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available for these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $9 million.

3.  WRITEDOWNS

SDG&E has recorded writedowns related to the utility and its subsidiaries. In March 1995 SDG&E recorded a $9 million writedown before income taxes to reflect Wahlco's estimated realizable value under a tentative agreement with an independent third party to provide financing for Wahlco with an option to purchase SDG&E's interest in Wahlco. On April 28, 1995 Wahlco announced the termination of these negotiations. On May 8, 1995 Wahlco announced the signing of a letter of intent with an unrelated party whereby SDG&E's investment in and advances to Wahlco would be sold to that party for an amount that would result in no adverse impact on SDG&E's financial position or results of operations if the transaction is consummated.

In June 1994 SDG&E recorded writedowns of $96 million before income taxes. $59 million represents the writedown of goodwill and other intangible assets at Wahlco Environmental Systems as a result of the depressed air pollution-control market and increasing competition. SDG&E also recorded a $25 million writedown of various commercial properties, including $19 million of subsidiary properties in Colorado Springs and in San Diego, to reflect continuing declines in commercial real estate values. As a result of the California Public Utilities Commission's proposal to restructure the electric utility industry and the uncertainty concerning the impact of competition, SDG&E also recorded a $12 million writedown of various non-earning utility assets, including the South Bay Repower project. Additional information on the CPUC's proposed industry restructuring and its potential impacts on SDG&E is provided in Note 2.
                                  7

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

EARNINGS

Earnings per share for the three months ended March 31, 1995 were up $0.01 from the same period in 1994. The increase in earnings was due to various factors, including lower operating and maintenance expenses and higher authorized utility return partially offset by a writedown of SDG&E's investment in Wahlco Environmental Systems, Inc. Additional information concerning Wahlco is provided in Notes 2 and 3 of the notes to consolidated financial statements.

OPERATING REVENUES AND EXPENSES

Gas revenues, gas purchased for resale and electric fuel expense decreased for the three months ended March 31, 1995 from the corresponding 1994 period primarily due to lower natural gas prices. The increase in purchased power expense reflects increased purchases of short-term energy to replace lower-cost nuclear generation as a result of the San Onofre Nuclear Generating Station Unit 2 refueling.

REGULATORY MATTERS:

CALIFORNIA PUBLIC UTILITIES COMMISSION'S PROPOSED INDUSTRY
RESTRUCTURING

The CPUC has postponed the issuance of its policy statement on electric utility deregulation previously scheduled for March 1995, noting that the widespread ramifications of its actions in this area required additional time for analysis. The CPUC had originally stated its intention to issue a final decision in May 1995 and to require implementation by September 1995. However, with the postponement of the CPUC's policy decision, these dates are subject to revision.

SDG&E cannot predict the impact of the CPUC's final decision and the transition to a more competitive environment on SDG&E's financial condition and results of operations. See additional discussion of industry restructuring in Note 2 of the notes to consolidated financial statements.

HOLDING COMPANY

In November 1994 SDG&E filed an application with the CPUC to form a holding company. Under the proposed structure, SDG&E would become a subsidiary of the parent company, as would SDG&E's existing subsidiaries. A decision is expected in the fourth quarter of 1995.

Shareholders approved the proposal at the annual shareholder meeting on April 25, 1995. In February 1995 the Federal Energy Regulatory Commission granted SDG&E approval and in April 1995 the Nuclear Regulatory Commission approved the plan. See additional discussion of industry restructuring and the proposed holding company plan in Note 2 of the notes to consolidated financial statements.

BIENNIAL RESOURCE PLAN UPDATE PROCEEDING

In December 1994 the CPUC issued a decision ordering SDG&E,
Pacific Gas and Electric, and Southern California Edison to
proceed with the BRPU auction. SDG&E was ordered to begin
negotiating contracts (ranging from 17 to 30 years) to purchase
500 mw of power from qualified facilities at an estimated cost of
$4.8 billion beginning in 1997. Final contracts were ordered filed with the CPUC for all firm bids by May 28, 1995. SDG&E expects that prices for BRPU energy will be significantly higher than market prices. However, the CPUC refused to let the utilities include contract provisions that would allow for
                                8
adjustments to reflect changes in market prices or other economic effects of industry restructuring, contending that utilities already have such rights. The CPUC did not guarantee full recovery of BRPU costs and indicated that the recovery of potential stranded costs would be addressed in the electric industry restructuring proceedings.

On March 16, 1995 the CPUC delayed the BRPU in order to assess the FERC's recent decision that the BRPU is in violation of PURPA. The CPUC considers the FERC decision advisory only, and it and other interested parties have requested the FERC for a rehearing. On March 27, 1995 SDG&E filed with the FERC, stating support for the FERC's decision and requesting clarification that states are not authorized to order utilities to purchase power from specific resources. The request also seeks clarification that under federal law the FERC (not the states) retains the authority to approve all non-PURPA wholesale transactions. A decision from the FERC is expected in the late second quarter or third quarter of 1995.

ELECTRIC RATES

On April 26, 1995 the CPUC issued its decision on SDG&E's May 1995 ECAC application, approving an $81 million decrease in electric rates effective May 1, 1995. The decrease reflects, among other things, lower fuel and purchased-power costs and the amortization of previous overcollections from customers. The $81 million ECAC decrease is partially offset by increases for cost of capital ($31 million) and base rates ($41 million).

LIQUIDITY AND CAPITAL RESOURCES:

Sources of cash for 1995 through 1999 are expected to consist of income from operations and issuances of stock and debt. Cash requirements for 1995 through 1999 include the construction program and retirements of long-term debt. SDG&E conducts a continuing review of its construction, investment and financing programs. They are revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

SDG&E anticipates that it will continue to have short-term and intermediate-term borrowings in 1995. SDG&E does not expect any issuances of long-term debt or preferred stock in 1995.

SDG&E's employee savings and common stock investment plans permit
SDG&E to issue common stock or to purchase it on the open market.
Currently, SDG&E is purchasing the stock on the open market.

SDG&E maintains its utility capital structure to obtain long-term financing at the lowest possible rates. The following table lists key financial ratios for SDG&E's utility operations.

                                  March 31,        December 31,
                                    1995              1994
                               or the twelve       or the year
                             months then ended      then ended

Pretax interest coverage             4.6 X             4.7 X
Internal cash generation              96 %              85 %
Construction expenditures as
 a percent of capitalization         8.2 %             9.1 %
Capital structure:
     Common equity                    48 %              48 %
     Preferred stock                   4 %               4 %
     Debt and leases                  48 %              48 %

Besides the effects of items discussed in the preceding pages, the only significant change in cash flows for the three months ended March 31, 1995 compared to the corresponding 1994 period was related to the change in accounts payable and other current liabilities due to lower natural gas prices at March 31, 1995.

Construction expenditures were $264 million in 1994 and are expected to be approximately $240 million in 1995. The level of expenditures in the next few years will depend heavily on the CPUC's proposed industry restructuring (as described in "Regulatory Matters" above), the timing of expenditures to comply with air emission reduction and other environmental requirements, and SDG&E's proposal to transport natural gas to Mexico. (Additional information concerning SDG&E's proposal to transport gas to Mexico is provided in SDG&E's 1994 Annual Report.)
                             10

PART II - OTHER INFORMATION

ITEM 1.	  LEGAL PROCEEDINGS

There have been no significant subsequent developments in the American Trails, Public Service Company of New Mexico, McCartin, North City West and James proceedings. Background information concerning these and the following proceedings is contained in SDG&E's 1994 Annual Report on Form 10-K.

Century Power

On April 26, 1995 the Federal Energy Regulatory Commission denied SDG&E's request for rehearing of FERC's December 23, 1993 order. The order found SDG&E's claim under the Ten Year Power Sales Agreement involving Tucson Electric Company's cost of capital had been terminated as a result of earlier agreements between Century and SDG&E and between Century and Tucson. In a separate order issued at the same time, the FERC dismissed SDG&E's February 11, 1993 audit complaint against Tucson and Century, which sought to adjust its purchase power costs under the power sales agreement. FERC found that these proceedings must also be terminated for the same reasons described above. SDG&E intends to appeal these decisions. SDG&E cannot predict the ultimate outcome of these proceedings.

Canadian Natural Gas

The tentative settlement entered into between SDG&E and Husky Oil on February 27, 1995 became final on March 1, 1995 after both the U.S. Department of Energy and the Canadian National Energy Board approved the agreement. Accordingly, all claims of SDG&E and Husky have been dismissed with prejudice. SDG&E cannot predict the ultimate outcome of the remaining three proceedings.

Covalt

On February 28, 1995 the California Court of Appeal granted SDG&E's petition for a writ of mandate, completely dismissing the plaintiffs' lawsuit. The Court of Appeal ruled that the California Public Utilities Commission has exclusive jurisdiction over these claims. On March 30, 1995 the Court of Appeal denied the plaintiffs' petition for a rehearing. On April 7, 1995 plaintiffs filed a petition for review at the California Supreme Court. SDG&E cannot predict the ultimate outcome of this proceeding.

McLandrich

On April 3, 1995 the court dismissed all of the claims brought against the defendants with the exception of the wrongful death claim. The court ruled that the dismissed claims should have been brought by the trustee of the decedent's estate, not the decedent's children. The possibility exists that the trustee will refile the dismissed claims. Under California law, punitive damages are not available to plaintiffs in wrongful death actions. SDG&E cannot predict the ultimate outcome of this proceeding.

Wood Pole Preservatives

SDG&E and several other utilities and wood pole manufacturers have received written notice from the Pacific Justice Center, alleging that they are in violation of the California Safe Drinking Water and Toxic Enforcement Act (Proposition 65) for failure to warn individuals who may be exposed to wood poles treated with wood preservatives, some of which are included on the lists of chemicals known to cause cancer or reproductive harm. Proposition 65 requires that prior warning be given to individuals who may be exposed to such chemicals unless the exposure will not pose a significant risk. SDG&E believes, on the basis of studies and other information, that exposures to wood poles containing such preservatives do not give rise to a significant risk and that no warning is required. Violations of Proposition 65 warning requirements can result in penalties of up to $2,500 per violation. SDG&E is unable to predict the ultimate outcome of this matter.
                                 11

ITEM 4.	  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders elected ten directors at the annual meeting on April 25, 1995. The name of each nominee and the number of shares voted for or withheld were as follows:

Nominees:                       Votes For   Votes Withheld

Richard C. Atkinson            101,752,572     3,268,514
Ann Burr                       101,772,636     3,248,450
Richard A. Collato             101,767,465     3,253,621
Daniel W. Derbes               101,796,848     3,224,238
Catherine T. Fitzgerald        101,799,462     3,221,624
Robert H. Goldsmith            101,778,599     3,242,487
William D. Jones               101,564,984     3,456,102
Ralph R. Ocampo                101,596,021     3,425,065
Thomas A. Page                 101,749,453     3,271,633
Thomas C. Stickel              101,655,572     3,365,514

The results of the voting on the following additional items were as follows:

(a)	A proposal to approve and implement a holding company
structure for SDG&E and a related agreement of merger which would involve (i) formation of a holding company, (ii) holders of SDG&E common stock having their shares converted into shares of common stock of the holding company, (iii) SDG&E's becoming a subsidiary of the holding company, and
(iv) consummation of related activities to complete the transition to a holding company structure.

                In Favor     Opposed     Abstained   Broker Non-
                                                         Vote
	Common         76,115,779   7,705,069   3,368,443    15,528,553
	Preferred       2,453,851     241,852      37,457        ---
	Preference        729,548     100,322      53,821       267,933

(b)	A proposal to amend, restate and extend the 1986 Long-Term
Incentive Plan.

	                In Favor    Opposed     Abstained   Broker Non-
                                                        Vote
	Common         85,166,165  13,975,355   3,576,304       ---
	Preferred       1,978,428     222,978      99,442       ---

(c)	A shareholder's proposal regarding criteria for incentive
compensation.

   	             In Favor     Opposed    Abstained    Broker Non-
                                                         Vote
	Common         17,828,041  63,161,143   5,850,420    15,878,220
	Preferred         346,836   1,266,848     151,314       538,250

Additional information concerning the election of the board of directors and the other proposals is contained in SDG&E's March
1995 Proxy Statement/Prospectus and Notice of Annual Meeting.

ITEM 6.	  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 12 - Computation of ratios

	12.1	Computation of Ratio of Earnings to Combined Fixed
		Charges and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

(b)	Reports on Form 8-K

	A Current Report on Form 8-K was filed on April 3, 1995 announcing negotiations of an agreement, the terms of which would include, among other things, an option for an unrelated third party to acquire from Pacific Diversified
Capital Company (a subsidiary of SDG&E and an 81 percent owner of Wahlco) its investment in and receivables from Wahlco. Additional information on Wahlco is provided in
Note 2.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                          				    SAN DIEGO GAS & ELECTRIC COMPANY
                                            (Registrant)



Date  May 8, 1995                   By     /s/ Frank H. Ault
      -----------                   ----------------------------
					                                      (Signature)

                                      							F.H. Ault
                              						Vice President and Controller