Form 10-Q
period 1994-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 1995-06-23
CIK 86521

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

 ...X..Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                                                    September 30, 1994
For the quarterly period ended..................................................
                                     Or

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

                                                                  116,475,955
Common Stock outstanding October 31, 1994 .....................................

                    PART I - FINANCIAL INFORMATION
                   SAN DIEGO GAS & ELECTRIC COMPANY
                  STATEMENTS OF CONSOLIDATED INCOME
               (In thousands except per share amounts)

                                                           Three Months Ended
                                                               September 30,
                                                            1994         1993
                                                         ----------   ----------
                                                              (Unaudited)
Operating Revenues
 Electric .  .  .  .  .  .  .  .  .  .  .                $387,144     $390,570
 Gas   .  .  .  .  .  .  .  .  .  .  .  .                  75,261       77,078
 Diversified operations  .  .  .  .  .  .                  29,081       27,387
                                                         ----------   ----------
  Total operating revenues  .  .  .  .  .                 491,486      495,035
                                                         ----------   ----------
Operating Expenses
 Electric fuel  .  .  .  .  .  .  .  .  .                  42,311       44,436
 Purchased power   .  .  .  .  .  .  .  .                  93,409       87,080
 Gas purchased for resale   .  .  .  .  .                  24,567       32,779
 Maintenance .  .  .  .  .  .  .  .  .  .                  15,400       20,569
 Depreciation and decommissioning .  .  .                  66,082       63,156
 Property and other taxes   .  .  .  .  .                  11,221       11,046
 Other .  .  .  .  .  .  .  .  .  .  .  .                 112,076      123,845
 Income taxes   .  .  .  .  .  .  .  .  .                  43,797       35,267
                                                        ----------   ----------
  Total operating expenses  .  .  .  .  .                 408,863      418,178
                                                        ----------   ----------
Operating Income                                           82,623       76,857
                                                        ----------   ----------
Other Income and (Deductions)
 Allowance for equity funds used
  during construction .  .  .  .  .  .  .                   1,196        3,775
 Taxes on nonoperating income  .  .  .  .                  (2,349)      (1,129)
 Other--net  .  .  .  .  .  .  .  .  .  .                   5,470        4,818
                                                        ----------   ----------
  Total other income and (deductions)   .                   4,317        7,464
                                                        ----------   ----------
Income Before Interest Charges                             86,940       84,321
                                                        ----------   ----------

Interest Charges
 Long-term debt .  .  .  .  .  .  .  .  .                  23,534       22,608
 Short-term debt and other  .  .  .  .  .                   3,959        3,600
 Allowance for borrowed funds used
  during construction .  .  .  .  .  .  .                    (342)        (985)
                                                        ----------   ----------
  Net interest charges   .  .  .  .  .  .                  27,151       25,223
                                                        ----------   ----------
Net Income (before preferred dividend
 requirements)  .  .  .  .  .  .  .  .  .                  59,789       59,098
Preferred Dividend Requirements   .  .  .                   1,916        2,282
                                                        ----------   ----------
Earnings Applicable to Common Shares .  .                 $57,873      $56,816
                                                        ==========   ==========
Average Common Shares Outstanding .  .  .                 116,475      116,335
                                                        ==========   ==========
Earnings Per Common Share   .  .  .  .  .                   $0.50        $0.49
                                                        ==========   ==========
Dividends Declared Per Common Share  .  .                   $0.38        $0.37
                                                        ==========   ==========


                  See notes to consolidated financial statements.

                    PART I - FINANCIAL INFORMATION
                   SAN DIEGO GAS & ELECTRIC COMPANY
                  STATEMENTS OF CONSOLIDATED INCOME
               (In thousands except per share amounts)

                                                            Nine Months Ended
                                                               September 30,
                                                            1994         1993
                                                         ----------   ----------
                                                              (Unaudited)
Operating Revenues
 Electric .  .  .  .  .  .  .  .  .  .  .              $1,115,061   $1,111,218
 Gas   .  .  .  .  .  .  .  .  .  .  .  .                 252,371      257,190
 Diversified operations  .  .  .  .  .  .                  91,452       86,230
                                                        -----------  -----------
  Total operating revenues  .  .  .  .  .               1,458,884    1,454,638
                                                        -----------  -----------
Operating Expenses
 Electric fuel  .  .  .  .  .  .  .  .  .                 110,677      126,076
 Purchased power   .  .  .  .  .  .  .  .                 256,376      245,126
 Gas purchased for resale   .  .  .  .  .                 105,312      122,873
 Maintenance .  .  .  .  .  .  .  .  .  .                  47,970       55,472
 Depreciation and decommissioning .  .  .                 197,255      185,471
 Property and other taxes   .  .  .  .  .                  33,717       33,883
 Other .  .  .  .  .  .  .  .  .  .  .  .                 365,184      349,388
 Income taxes   .  .  .  .  .  .  .  .  .                 119,410      113,327
                                                       -----------   -----------
  Total operating expenses  .  .  .  .  .               1,235,901    1,231,616
                                                       -----------   -----------
Operating Income                                          222,983      223,022
                                                       -----------   -----------
Other Income and (Deductions)
 Writedown of intangibles.  .  .  .  .  .                 (59,116)          --
 Writedown of real estate.  .  .  .  .  .                 (25,000)          --
 Allowance for equity funds used
  during construction .  .  .  .  .  .  .                   6,036       13,851
 Taxes on nonoperating income  .  .  .  .                   9,853       (2,261)
 Other--net  .  .  .  .  .  .  .  .  .  .                   8,494        4,245
                                                       -----------   -----------
  Total other income and (deductions)   .                 (59,733)      15,835
                                                       -----------   -----------
Income Before Interest Charges                            163,250      238,857
                                                       -----------   -----------

Interest Charges
 Long-term debt .  .  .  .  .  .  .  .  .                  69,038       71,211
 Short-term debt and other  .  .  .  .  .                  10,426        8,971
 Allowance for borrowed funds used
  during construction .  .  .  .  .  .  .                  (2,580)      (3,229)
                                                       -----------   -----------
  Net interest charges   .  .  .  .  .  .                  76,884       76,953
                                                       -----------   -----------
Net Income (before preferred dividend
 requirements)  .  .  .  .  .  .  .  .  .                  86,366      161,904
Preferred Dividend Requirements   .  .  .                   5,747        6,645
                                                       -----------   -----------
Earnings Applicable to Common Shares .  .                 $80,619     $155,259
                                                       ===========  ===========
Average Common Shares Outstanding .  .  .                 116,480      115,901
                                                       ===========  ===========
Earnings Per Common Share   .  .  .  .  .                   $0.69        $1.34
                                                       ===========  ===========
Dividends Declared Per Common Share  .  .                   $1.14        $1.11
                                                       ===========  ===========


                  See notes to consolidated financial statements.

                   SAN DIEGO GAS & ELECTRIC COMPANY
                     CONSOLIDATED BALANCE SHEETS
                      (In thousands of dollars)

                                               September 30,     December 31,
                                                    1994             1993
                                               --------------   -------------
                                                 (Unaudited)
                            ASSETS
Utility plant--at original cost .  .  .         $5,281,870       $5,134,251
Accumulated depreciation and
 decommissioning .  .  .  .  .  .  .  .         (2,147,059)      (2,016,618)
                                               -------------    -------------
 Utility plant--net .  .  .  .  .  .  .          3,134,811        3,117,633
                                               -------------    -------------
Investments and other property  .  .  .            460,473          464,101
                                               -------------    -------------
Current assets
 Cash and temporary investments .  .  .             43,989           17,450
 Accounts receivable   .  .  .  .  .  .            213,391          205,712
 Notes receivable   .  .  .  .  .  .  .             30,475           29,201
 Inventories  .  .  .  .  .  .  .  .  .             96,392           84,922
 Other  .  .  .  .  .  .  .  .  .  .  .             37,630           40,810
                                               -------------    -------------
   Total current assets   .  .  .  .  .            421,877          378,095
                                               -------------    -------------

Construction funds held by trustee .  .                --            58,042
Goodwill   .  .  .  .  .  .  .  .  .  .                --            53,921
Deferred taxes recoverable in rates   .            286,452          311,564
Deferred charges and other assets  .  .            276,220          318,880
                                               -------------    -------------
  Total .  .  .  .  .  .  .  .  .  .  .         $4,579,833       $4,702,236
                                               =============    =============

                CAPITALIZATION AND LIABILITIES
Capitalization
 Common equity   .  .  .  .  .  .  .  .         $1,463,124       $1,516,240
 Preferred stock not subject to
  mandatory redemption .  .  .  .  .  .             93,493           93,493
 Preferred stock subject to
  mandatory redemption .  .  .  .  .  .             25,000           25,000
 Long-term debt  .  .  .  .  .  .  .  .          1,337,996        1,411,948
                                               -------------    -------------
   Total capitalization   .  .  .  .  .          2,919,613        3,046,681
                                               -------------    -------------
Current liabilities
 Short-term borrowings .  .  .  .  .  .             39,800          131,197
 Long-term debt
  redeemable within one year .  .  .  .            115,000           88,000
 Current portion of long-term debt .  .             92,241           76,161
 Accounts payable   .  .  .  .  .  .  .            109,041          166,622
 Dividends payable  .  .  .  .  .  .  .             46,177           44,962
 Taxes accrued   .  .  .  .  .  .  .  .             79,912           36,830
 Interest accrued   .  .  .  .  .  .  .             25,220           20,396
 Regulatory balancing accounts
  overcollected -- net .  .  .  .  .  .            118,308           33,179
 Other  .  .  .  .  .  .  .  .  .  .  .            120,350          104,353
                                               -------------    -------------
  Total current liabilities  .  .  .  .            746,049          701,700
                                               -------------    -------------
Customer advances for construction .  .             38,277           41,729
Accumulated deferred income taxes--net.            495,323          520,076
Accumulated deferred investment
 tax credits  .  .  .  .  .  .  .  .  .            110,340          114,159
Deferred credits and other liabilities             270,231          277,891
                                               -------------    -------------
   Total                                        $4,579,833       $4,702,236
                                               =============   =============

                   See notes to consolidated financial statements.

                   SAN DIEGO GAS & ELECTRIC COMPANY
                STATEMENTS OF CONSOLIDATED CASH FLOWS
                      (In thousands of dollars)

                                                            Nine Months Ended
                                                               September 30,
                                                          1994          1993
                                                       ----------    ----------
                                                              (Unaudited)
Cash Flows From Operating Activities
 Net Income .  .  .  .  .  .  .  .  .  .  .  .           $86,366      $161,904
 Adjustments to reconcile net income to
 net cash provided by operating activities
  Writedown of intangibles .  .  .  .  .  .  .            59,116            --
  Writedown of real estate .  .  .  .  .  .  .            25,000            --
  Depreciation and decommissioning  .  .  .  .           197,255       185,471
  Amortization of deferred charges
   and other assets  .  .  .  .  .  .  .  .  .             9,647         4,443
  Amortization of deferred credits
   and other liabilities.  .  .  .  .  .  .  .           (22,622)      (11,332)
  Allowance for equity funds
   used during construction.  .  .  .  .  .  .            (6,036)      (13,851)
  Deferred income taxes
   and investment tax credits .  .  .  .  .  .           (15,538)      (28,592)
  Other--net   .  .  .  .  .  .  .  .  .  .  .            31,304        11,571
 Changes in working capital components:
  Accounts and notes receivable  .  .  .  .  .            (8,953)      (17,688)
  Regulatory balancing accounts  .  .  .  .  .            85,129        26,025
  Inventories  .  .  .  .  .  .  .  .  .  .  .           (11,470)      (17,792)
  Other current assets  .  .  .  .  .  .  .  .             3,180         4,958
  Accrued interest and taxes  .  .  .  .  .  .            51,059        75,782
  Accounts payable
   and other current liabilities .  .  .  .  .           (41,584)      (13,028)
                                                       ----------    ----------
    Net cash provided by operating activities            441,853       367,871
                                                       ----------    ----------
Cash Flows From Financing Activities
 Dividends paid   .  .  .  .  .  .  .  .  .  .          (137,315)     (133,552)
 Short-term borrowings--net.  .  .  .  .  .  .           (91,397)          598
 Issuances of long-term debt  .  .  .  .  .  .                --       334,893
 Repayment of long-term debt  .  .  .  .  .  .           (26,733)     (501,148)
 Sale (redemption) of common stock  .  .  .  .              (929)       36,777
 Issuances of preferred stock .  .  .  .  .  .                --        34,694
 Redemption of preferred stock   .  .  .  .  .                --       (20,370)
                                                       ----------    ----------
   Net cash used by financing activities  .  .          (256,374)     (248,108)
                                                       ----------    ----------
Cash Flows From Investing Activities
 Utility construction expenditures  .  .  .  .          (197,715)     (208,908)
 Withdrawals from construction
  trust funds - net  .  .  .  .  .  .  .  .  .            58,042       145,979
 Contributions to decommissioning funds   .  .           (16,527)      (16,527)
 Leasing investments .  .  .  .  .  .  .  .  .                --       (19,729)
 Other--net .  .  .  .  .  .  .  .  .  .  .  .            (2,740)       (6,816)
                                                       ----------    ----------
   Net cash used by investing activities  .  .          (158,940)     (106,001)
                                                       ----------    ----------
Net increase   .  .  .  .  .  .  .  .  .  .  .            26,539        13,762
Cash and temporary investments,
 beginning of period .  .  .  .  .  .  .  .  .            17,450        11,079
                                                       ----------    ----------
Cash and temporary investments,
 end of period .  .  .  .  .  .  .  .  .  .  .           $43,989       $24,841
                                                       ==========    ==========
Supplemental Disclosures of Cash Flow Information
 Income tax payments .  .  .  .  .  .  .  .  .           $81,219       $71,484
                                                       ==========    ==========
 Interest payments,
  net of amounts capitalized  .  .  .  .  .  .           $72,060       $80,047
                                                       ==========    ==========
Supplemental Schedule of Noncash Investing and
 Financing Activities
  Leasing investments   .  .  .  .  .  .  .  .           $    --      $150,880
  Real estate investments  .  .  .  .  .  .  .            10,641        66,910
                                                       ----------    ----------
   Total assets acquired   .  .  .  .  .  .  .            10,641       217,790
  Cash paid    .  .  .  .  .  .  .  .  .  .  .               (52)      (28,189)
                                                       ----------    ----------
  Liabilities assumed   .  .  .  .  .  .  .  .           $10,589      $189,601
                                                       ==========    ==========
                    See notes to consolidated financial statements.

                             SAN DIEGO GAS & ELECTRIC COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)

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

      This quarterly report should be read in conjunction with SDG&E's 1993 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the three months ended March 31, 1994 and June 30, 1994. The consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations included in SDG&E's 1993 Annual Report to Shareholders were incorporated by reference into SDG&E's 1993 Annual Report on Form 10-K and filed as an exhibit thereto.

2.    MATERIAL CONTINGENCIES

      INVESTMENT IN WAHLCO ENVIRONMENTAL SYSTEMS, INC.

      SDG&E's investment in and advances to Wahlco aggregate $23 million at September 30, 1994 after the writedown of Wahlco's goodwill and other assets as described below and in Note 3.
      At September 30, 1994, Wahlco had consolidated net assets of $9 million. During the years ended December 31, 1991, 1992 and 1993, Wahlco's net income (loss) was $12 million, ($13 million) and ($11 million). During those years Wahlco's cash flow provided by (used in) operations was $7 million, ($7 million) and ($12 million). For the nine months ended September 30, 1994 Wahlco had a net loss but its operations provided a positive cash flow.

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

      Thus far, sales of and orders for flue gas conditioning equipment have not reached anticipated levels in the United States as a result of many companies' delaying decisions on how to comply with the Clean Air Act, and as a result of increasing competition from the availability of federal pollution credits, aggressive pricing strategies by competitors, alternative methods of compliance, such as fuel blending, and other options. In late 1993 Wahlco recorded a restructuring charge to reflect the planned relocation of Wahlco's manufacturing operations in Canada and West Virginia to its other U.S. facilities. Wahlco has also recently reduced the number of employees by one-third and reduced its manufacturing square footage by about one-half. SDG&E continues to consider alternative strategies relative to its investment in Wahlco. Continued operating losses or the implementation of other strategies could lead to the further writeoff of a significant portion of SDG&E's remaining investment in Wahlco, resulting in a further adverse effect on SDG&E's earnings.

                      SAN DIEGO GAS & ELECTRIC COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SAN ONOFRE NUCLEAR GENERATING STATION UNITS 2 & 3

      SDG&E and the CPUC's Division of Ratepayer Advocates have signed a Memorandum of Understanding to negotiate a settlement on the recovery of costs associated with SONGS. Among the terms to be negotiated is a proposal to recover SONGS 2 and 3 capital costs of more than $750 million over an eight-year period beginning in 1996, rather than over the anticipated operational life of the units, which is expected to extend to 2013. During the eight-year period, the authorized rate of return would be reduced from 9.03 percent to 7.52 percent (SDG&E's requested 1995 embedded cost of debt). SDG&E also proposes a pay-for-performance plan that would encourage continued efficient operation of the plant. Under the plan, customers would pay about four cents for every kilowatt-hour of electricity produced by the plants during the eight-year period. This pricing plan would replace the traditional method of recovering the units' operating expenses and capital improvements. This is intended to make the plants more competitive with other sources. However, SDG&E is unable to predict the impact of this proposal, if approved, on results of operations. Southern California Edison (majority owner and operator of SONGS) has signed a similar Memorandum of Understanding with the DRA. SDG&E, Edison and the DRA have scheduled a settlement conference for November 3. A CPUC decision is expected in the first half of 1995.

      NUCLEAR INSURANCE

      Public liability claims that could arise from a nuclear incident are limited by law to $9 billion for each licensed nuclear facility. For this exposure, SDG&E and the co-owners of the San Onofre units have purchased primary insurance of $200 million, the maximum amount available. The remaining coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $50 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million.

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

3.    WRITEDOWNS

      In June 1994 SDG&E recorded writedowns related to the utility and its subsidiaries. The total amount of the writedowns was $96 million before income taxes. $59 million represents the writedown of goodwill and other intangible assets at Wahlco Environmental Systems as a result of the depressed air pollution-control market and increasing competition as described in Note 2. SDG&E also recorded a $25 million writedown of various commercial properties in Colorado Springs and in San Diego to reflect continuing declines in commercial real estate values. As a result of the California Public Utilities Commission's proposal to restructure the electric utility industry and the uncertainty concerning the impact of competition, SDG&E also recorded a $12 million writedown of various non-earning utility assets, including the South Bay Repower project. (Additional information on the CPUC's proposed industry restructuring and its potential impacts on SDG&E is provided below under "Regulatory Matters" in Management's Discussion & Analysis of Financial Condition and Results of Operations.)

ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

EARNINGS

      Earnings per share for the three months ended September 30, 1994 were up $0.01 from the same period in 1993. Earnings per share for the nine months ended September 30, 1994 were down $0.65 from the same period in 1993 due to the writedowns described in Notes 2 and 3 of the notes to consolidated financial statements.

OPERATING REVENUE AND EXPENSE

      Gas purchased for resale decreased for the nine months ended September 30, 1994 from the corresponding 1993 period primarily due to lower sales volumes.

      Revenues from diversified operations for the nine months ended September 30, 1994 were up over the corresponding 1993 period, primarily due to Califia's increased leasing activities, partially offset by lower sales at Wahlco Environmental Systems, resulting from the continuing poor market for air pollution control products. Additional information concerning Wahlco is described in Note 2 of the notes to consolidated financial statements.

      Other operating expenses increased for the nine months ended September 30, 1994 from the corresponding 1993 period primarily due to Califia's increased leasing activities.

REGULATORY MATTERS:

      CALIFORNIA PUBLIC UTILITIES COMMISSION'S PROPOSED INDUSTRY
      RESTRUCTURING

      In April 1994 the CPUC announced its proposal to restructure California's regulated electric utility industry to stimulate competition and to lower rates. The proposed regulatory framework would be phased in over a six-year period. Beginning in 1996, the utilities' largest customers (i.e. customers receiving service at transmission voltages) would be allowed to purchase their energy from either utility or nonutility suppliers. Other industrial and commercial customers would have this choice by between 1997 and 1999 depending on their energy requirements. Residential customers would have this choice by 2002. The utilities would continue to provide transmission and distribution services to customers that switch to other suppliers. The CPUC also proposed that the cost of providing these services and the cost of serving remaining utility customers would be recovered through a performance-based ratemaking process, replacing traditional cost-of-service ratemaking.

      The CPUC is holding several full-panel hearings and public-participation hearings to address comments on its proposal. These hearings involve discussions of whether the CPUC's proposal or some other form of a competitive market should be developed, whether direct access and retail competition would be necessary for the CPUC to achieve its industry restructuring objectives, how such a market would be structured, and how the cost of the transition to competition and cost of the various utility-sponsored social programs should be shared.

      Both the Federal Energy Regulatory Commission and the California legislature have raised the issue of whether the CPUC has the authority to unilaterally change the way rates are determined and power is sold, since several California statutes would need to be changed to accommodate the proposal and since the FERC would have jurisdiction over interstate power sales involving California's transmission network. The California legislature has passed a resolution forming an oversight committee to ensure the legislature's involvement in the policies proposed by the CPUC, and that the policies comply with federal and state laws and achieve the objectives of both competition and the various social programs that are currently funded through utility rates.

      SDG&E has proposed a multi-step process for the transition to competition, including: the establishment of a schedule for the transition to a competitive market that would allow the recovery of the above-market cost of existing generating plants, including the SONGS units, without having a significant rate increase or an adverse impact on SDG&E's earnings; the development of a fully competitive, pool-based wholesale market with open access to the transmission system for all power generators; and, to avoid self-dealing concerns, the separation of fossil-fuel generation (power plants and cogeneration contracts), transmission, and distribution assets. SDG&E's proposal also foresees: the renegotiation of long-term purchased power contracts, including contracts with cogenerators, to lower the cost of contracts to market price, but also to allow the recovery of any excess contract costs and other transition costs by allocating these costs to all utility customers through a distribution charge included in retail rates; the replacement of the Biennial Resource Plan Update process with short-term resource procurement; and, once the wholesale market is in place, the establishment of direct access to the competitive wholesale market for all customers at the same time, beginning in four to five years, rather than over the phase-in period ending in 2002 as proposed by the CPUC.

      As the restructuring of the industry evolves, SDG&E will become more vulnerable to competition. California utilities' rates are significantly higher than the national average. However, among the investor-owned utilities in California, SDG&E has been the lowest-cost producer and it has a lower concentration of industrial customers, which make its customers a less likely target for outside competitors. In addition, SDG&E has not built a power plant in over 10 years, which lowers the risk associated with the recovery of its power-plant investment.

      The accompanying balance sheet includes approximately $1 billion of utility plant and regulatory assets related to generating facilities. Recovery of these amounts is currently being collected in electric rates over various periods of time and the CPUC has stated that the recovery of remaining amounts will be provided for in the new environment. However, if the CPUC proceeds with the move to a competitive environment, if the prices of competing suppliers are as anticipated, and if the regulatory process does not provide for recovery of those costs that are in excess of what will otherwise be recoverable via market-based pricing structures, SDG&E would have to write off a significant portion of the carrying amount of the generating facilities and the related regulatory assets. Additional information concerning the recovery of SONGS, which is included in the above amount, is provided in Note 2 of the notes to consolidated financial statements.

      A CPUC decision setting forth policy conclusions is expected in the first half of 1995. SDG&E cannot predict the impact of the CPUC's final decision and the transition to a more competitive environment on SDG&E's financial condition and results of operations.

      BIENNIAL RESOURCE PLAN UPDATE

      On October 13 the CPUC voted 5-0 to delay its ruling on the California utilities' petitions regarding the BRPU Decision and to postpone the BRPU auction process for an indefinite period. The CPUC had previously issued a "Notice of Intention to Rule" to assure parties that the utilities' petitions would be addressed at a future, unspecified date.

      ENERGY COST ADJUSTMENT CLAUSE

      On October 17, 1994 SDG&E filed its 1995 Energy Cost Adjustment Clause application with the CPUC, requesting a decrease of $67 million in electric rates. The request reflects lower fuel and purchased power costs, and the amortization of previous overcollections from customers, including a refund of $15 million of unspent revenues for demand-side management programs, partially offset by the two-year amortization of the Bayside Cogeneration contract termination payment. A CPUC decision is expected in April 1995, with the resultant rates effective May 1, 1995. Under the

      Performance-Based Ratemaking Generation and Dispatch and the Gas Procurement mechanisms, fuel and energy operations and expenses are not normally subject to CPUC reasonableness reviews; however, SDG&E's nuclear operations and gas storage operations remain subject to review. This proceeding will include a review of those operations for the period from August 1993 to July 1994. A CPUC decision is expected in August 1995.

      On October 31, 1994 SDG&E filed reports with the CPUC on the results of the Generation and Dispatch and the Gas Procurement mechanisms for the year ended July 31, 1994. SDG&E's fuel and purchased power expenses fell below the benchmarks for these mechanisms by $35 million. SDG&E's ECAC application (see above) and its current Biennial Cost Allocation Proceeding application give 75 percent of these savings to customers through lower rates.

      PERFORMANCE-BASED RATEMAKING - BASE RATES

      On October 17, 1994, in conjunction with the ECAC application, SDG&E filed its 1995 Performance-Based Ratemaking Base Rate mechanism application with the CPUC, requesting a $40 million increase in electric rates and an $8 million increase in gas rates. The requested increase is based on the PBR mechanism's revenue requirement formula for operating and maintenance expenses, SONGS refueling costs, and capital-related costs (including depreciation). A CPUC decision is expected in December 1994, to be effective January 1, 1995. The combined ECAC and PBR applications would result in an overall decrease of $27 million in electric rates. SDG&E's gas rate request will be combined with prior rate requests that are being considered by the CPUC, including SDG&E's Biennial Cost Allocation Proceeding, to be effective January 1, 1995. The combined request would result in an overall decrease in gas rates of $14 million. These requests exclude SDG&E's 1995 Cost of Capital request discussed below.

      1995 COST OF CAPITAL APPLICATION

      On October 18, 1994 a CPUC Administrative Law Judge issued a preliminary decision on SDG&E's 1995 Cost of Capital application, recommending a return on equity of 11.65 percent for an overall rate of return of 9.57 percent and an increase in electric and gas rates of $21 million and $4 million, respectively. SDG&E is requesting a return on equity of 12.45 percent for an overall rate of return of 9.95 percent and a $44 million increase in electric and gas rates. SDG&E's 1994 authorized return on equity and rate of return are 10.85 percent and 9.03 percent, respectively. The ALJ recommended ROEs ranging from 11.30 percent to 11.70 percent for the six California investor-owned utilities. A CPUC decision is expected by year end with rates effective January 1, 1995.

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

      SDG&E anticipates that it will continue to have short-term borrowings in 1994 due to construction expenditures' exceeding the amount of available funds generated internally. SDG&E does not expect to issue preferred stock or long-term debt in 1994.

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

      SDG&E maintains its utility capital structure to obtain long-term financing at the lowest possible rates. The following table lists key financial ratios for SDG&E's utility operations. The capital structure at December 31, 1993 is shown net of construction funds held by trustee:

                                        September 30,            December 31,
                                              1994                  1993
                                         or the twelve           or the year
                                       months then ended         then ended

      Pretax interest coverage                5.0X                    4.7X
      Internal cash generation                 81%                     78%
      Construction
        expenditures as a percent of
        capitalization                       11.8%                   12.0%
      Capital structure:
        Common equity                          47%                     47%
        Preferred stock                         4%                      4%
        Debt and leases                        49%                     49%

      Besides the effects of items discussed in the preceding pages, the changes in cash flows provided by operating activities for the nine months ended September 30, 1994 compared to the corresponding 1993 period were related to the changes in accounts payable and other current liabilities, and in balancing accounts. The change in accounts payable and other current liabilities was primarily due to lower accruals for construction activity and for employee compensation at September 30, 1994. The change in balancing accounts was primarily due to higher electric sales and lower-than-expected fuel and purchased power costs. Also for the above periods, the changes in cash flows related to financing activities were primarily due to the issuances of common stock and the refinancing of high-cost debt and preferred stock in 1993. The change in cash flows related to investing activities was primarily due to leasing investments occurring in 1993 and the withdrawal of the remaining balance in the construction trust fund in 1994.

      Construction expenditures were $354 million in 1993 and are expected to be approximately $275 million in 1994. The level of expenditures in the next few years will depend heavily on the CPUC's proposed industry restructuring (as described in "Regulatory Matters" above), the timing of expenditures to comply with air emission reduction and other environmental requirements, and SDG&E's proposal to transport natural gas to Mexico. (Additional information concerning SDG&E's proposal to transport gas to Mexico is provided in SDG&E's 1993 Annual on Form 10-K.)

                              PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      There have been no significant subsequent developments in the Century Power, American Trails, Public Service Company of New Mexico, North City West or MTDB proceedings. Background information concerning these and the following proceedings is contained in SDG&E's 1993 Annual Report on Form 10-K and in its March 31, 1994 and June 30, 1994 Quarterly Reports on Form 10-Q.

      Canadian Natural Gas Litigation:

      Bow Valley Energy, Inc. and Summit Resources Ltd. gave SDG&E notice that their natural gas supply contracts with SDG&E were terminated pursuant to provisions in the contracts purportedly giving them the right to do so. SDG&E has responded that the notices were inappropriate and that it may seek both contract and tort damages. SDG&E cannot predict the ultimate outcome of these proceedings.

      McCartin/Covalt Litigation:

      McCartin:

      On August 19, 1994 the plaintiffs filed a notice of appeal of the trial court's decision. SDG&E cannot predict the ultimate outcome of this proceeding.

      Covalt:

      On August 17, 1994 the California Court of Appeals agreed to rule on SDG&E's petition to review the ruling of an Orange County Superior Court judge who recently denied SDG&E's motion to dismiss the Covalt complaint. Oral arguments are scheduled for November 16, 1994. SDG&E cannot predict the ultimate outcome of this proceeding.

      Transphase Systems Litigation:

      On September 1, 1994 Transphase filed a petition with the United States Supreme Court to have the Court review the dismissal of its case by the lower courts. On September 30, 1994 SDG&E filed its opposition to the petition. SDG&E cannot predict the ultimate outcome of this proceeding.

      James Litigation:

      On August 11, 1994 defendants Southern California Edison, San Diego Gas & Electric Company and Combustion Engineering filed a motion to dismiss plaintiffs' complaint. Oral argument on defendants' motion is set for December 12, 1994. Trial is currently scheduled to begin on May 31, 1995. SDG&E cannot predict the ultimate outcome of this proceeding.

      Yuma Cogeneration Litigation:

      On September 28, 1994 SDG&E and the defendants Yuma Cogeneration Associates, California Energy Yuma Corporation, California Energy Development Corporation and California Energy Company, Inc. agreed to dismiss SDG&E's complaint with prejudice. SDG&E's complaint was dismissed by the court on September 28, 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 12 - Computation of ratios

      12.1 Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

      Exhibit 27 - Financial Data Schedules

      27.1      Financial Data Schedules for the nine months ended
                September 30, 1994.

(b)   Reports on Form 8-K

      A Current Report on Form 8-K was filed on September 8, 1994 announcing that SDG&E had reached an understanding with the California Public Utilities Commission's Division of Ratepayer Advocates to negotiate a settlement on the recovery of costs associated with the San Onofre Nuclear Generating Station.

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


                                     SAN DIEGO GAS & ELECTRIC COMPANY
                                             (Registrant)


November 2, 1994                           By     /s/   F.  H.  Ault
- ----------------                              ----------------------------
     Date                                           (Signature)

                                                   F.  H.  Ault
                                         Vice President and Controller