Form 10-Q
period 1995-06-30
SAN DIEGO GAS & ELECTRIC CO
filed 1995-08-07
CIK 86521

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)

 ...X..Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                                                    June 30, 1995
For the quarterly period ended.............................................
                                     Or

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

                                                                  116,538,035
Common Stock outstanding July 31, 1995 ........................................

                        PART I - FINANCIAL INFORMATION
                        SAN DIEGO GAS & ELECTRIC COMPANY
                       STATEMENTS OF CONSOLIDATED INCOME
                    (In thousands except per share amounts)

                                              Three Months Ended
                                                    June 30,
                                              1995           1994
                                         -----------    -----------
                                                (Unaudited)
Operating Revenues
  Electric  . . . . . . . . . . . . . .    $  354,716    $  352,013
  Gas . . . . . . . . . . . . . . . . .        76,745        78,260
  Diversified operations  . . . . . . .        13,778        13,777
                                           -----------   -----------
    Total operating revenues  . . . . .       445,239       444,050
                                           -----------   -----------
Operating Expenses
  Electric fuel . . . . . . . . . . . .        20,481        33,490
  Purchased power . . . . . . . . . . .        84,937        81,442
  Gas purchased for resale  . . . . . .        28,477        31,071
  Maintenance . . . . . . . . . . . . .        17,425        16,209
  Depreciation and decommissioning  . .        68,027        65,008
  Property and other taxes  . . . . . .        11,191        11,119
  General and administrative  . . . . .        44,630        61,762
  Other . . . . . . . . . . . . . . . .        52,547        50,481
  Income taxes  . . . . . . . . . . . .        38,036        29,659
                                           -----------   -----------
    Total operating expenses  . . . . .       365,751       380,241
                                           -----------   -----------
Operating Income  . . . . . . . . . . .        79,488        63,809
                                           -----------   -----------
Other Income and (Deductions)
  Writedown of real estate. . . . . . .           -         (25,000)
  Allowance for equity funds used
   during construction  . . . . . . . .         1,453         2,155
  Taxes on nonoperating income  . . . .         1,398        10,038
  Other - net . . . . . . . . . . . . .        (3,350)       (1,072)
                                           -----------   -----------
    Total other income and (deductions)          (499)      (13,879)
                                           -----------   -----------
Income Before Interest Charges. . . . .        78,989        49,930
                                           -----------   -----------
Interest Charges
  Long-term debt  . . . . . . . . . . .        25,355        22,782
  Short-term debt and other . . . . . .         4,411         3,406
  Allowance for borrowed funds used
   during construction  . . . . . . . .          (671)       (1,064)
                                           -----------   -----------
     Net interest charges . . . . . . .        29,095        25,124
                                           -----------   -----------
Income from Continuing Operations . . .        49,894        24,806
Discontinued Operations, Net
 of Income Taxes  . . . . . . . . . . .          (678)      (58,025)
                                           -----------   -----------
Net Income (Loss) (before preferred
 dividend requirements) . . . . . . . .        49,216       (33,219)
Preferred Dividend Requirements . . . .         1,915         1,915
                                           -----------   -----------
Earnings (Loss) Applicable
 to Common Shares . . . . . . . . . . .    $   47,301    $  (35,134)
                                           ===========   ===========
Average Common Shares Outstanding . . .       116,534       116,473
                                           ===========   ===========
Earnings Per Common Share - Continuing
 Operations. .  . . . . . . . . . . . .    $     0.41    $     0.20
                                           ===========   ===========
Earnings (Loss) Per Common Share. . . .    $     0.41    $    (0.30)
                                           ===========   ===========
Dividends Declared Per Common Share . .    $     0.39    $     0.38
                                           ===========   ===========

             See notes to consolidated financial statements.

                         PART I - FINANCIAL INFORMATION
                        SAN DIEGO GAS & ELECTRIC COMPANY
                       STATEMENTS OF CONSOLIDATED INCOME
                    (In thousands except per share amounts)

                                              Six Months Ended
                                                  June 30,
                                             1995           1994
                                         -----------   -----------
                                                (Unaudited)
Operating Revenues
  Electric  . . . . . . . . . . . . . .    $  734,004    $  727,917
  Gas . . . . . . . . . . . . . . . . .       161,323       177,110
  Diversified operations  . . . . . . .        27,867        27,002
                                           -----------   -----------
    Total operating revenues  . . . . .       923,194       932,029
                                           -----------   -----------
Operating Expenses
  Electric fuel . . . . . . . . . . . .        44,329        68,366
  Purchased power . . . . . . . . . . .       171,201       162,967
  Gas purchased for resale  . . . . . .        63,142        80,745
  Maintenance . . . . . . . . . . . . .        36,708        32,570
  Depreciation and decommissioning  . .       135,845       129,067
  Property and other taxes  . . . . . .        22,679        22,496
  General and administrative  . . . . .        85,587       107,023
  Other . . . . . . . . . . . . . . . .       104,483       102,726
  Income taxes  . . . . . . . . . . . .        86,077        78,178
                                           -----------   -----------
    Total operating expenses  . . . . .       750,051       784,138
                                           -----------   -----------
Operating Income  . . . . . . . . . . .       173,143       147,891
                                           -----------   -----------
Other Income and (Deductions)
  Writedown of real estate  . . . . . .           -         (25,000)
  Allowance for equity funds used
   during construction  . . . . . . . .         3,013         4,840
  Taxes on nonoperating income  . . . .         1,177         9,502
  Other - net . . . . . . . . . . . . .        (2,945)         (341)
                                           -----------   -----------
    Total other income and (deductions)         1,245       (10,999)
                                           -----------   -----------
Income Before Interest Charges. . . . .       174,388       136,892
                                           -----------   -----------
Interest Charges
  Long-term debt  . . . . . . . . . . .        49,646        45,290
  Short-term debt and other . . . . . .         8,891         6,252
  Allowance for borrowed funds used
   during construction  . . . . . . . .        (1,383)       (2,238)
                                           -----------   -----------
     Net interest charges . . . . . . .        57,154        49,304
                                           -----------   -----------
Income from Continuing Operations             117,234        87,588
Discontinued Operations, Net
 of Income Taxes. . . . . . . . . . . .        (6,168)      (61,011)
                                           -----------   -----------
Net Income (before preferred dividend
 requirements)  . . . . . . . . . . . .       111,066        26,577
Preferred Dividend Requirements . . . .         3,831         3,831
                                           -----------   -----------
Earnings Applicable to Common Shares. .    $  107,235    $   22,746
                                           ===========   ===========
Average Common Shares Outstanding . . .       116,533       116,482
                                           ===========   ===========
Earnings Per Common Share - Continuing
 Operations. .  . . . . . . . . . . . .    $     0.97    $     0.72
                                           ===========   ===========
Earnings Per Common Share . . . . . . .    $     0.92    $     0.20
                                           ===========   ===========
Dividends Declared Per Common Share . .    $     0.78    $     0.76
                                           ===========   ===========


                   See notes to consolidated financial statements.
                                         3

                  SAN DIEGO GAS & ELECTRIC COMPANY
                     CONSOLIDATED BALANCE SHEETS
                      (In thousands of dollars)

                                                      June 30,   December 31,
                                                        1995          1994
                                                  ------------  ------------
                                                           (Unaudited)
ASSETS
Utility plant - at original cost . . . . . . . .   $5,406,667    $5,329,179
Accumulated depreciation and decommissioning . .   (2,299,220)   (2,180,087)
                                                  ------------  ------------
  Utility plant-net  . . . . . . . . . . . . . .    3,107,447     3,149,092
                                                  ------------  ------------
Investments and other property . . . . . . . . .      502,429       465,918
                                                  ------------  ------------
Current assets
  Cash and temporary investments . . . . . . . .       52,629        25,405
  Funds held for debt retirement . . . . . . . .       74,632          -
  Accounts receivable  . . . . . . . . . . . . .      160,948       187,988
  Notes receivable . . . . . . . . . . . . . . .       33,194        31,806
  Inventories  . . . . . . . . . . . . . . . . .       78,382        75,607
  Other  . . . . . . . . . . . . . . . . . . . .       35,957        34,022
                                                  ------------  ------------
      Total current assets . . . . . . . . . . .      435,742       354,828
                                                  ------------  ------------
Deferred taxes recoverable in rates  . . . . . .      290,535       305,717
                                                  ------------  ------------
Deferred charges and other assets  . . . . . . .      334,418       322,881
                                                  ------------  ------------

      Total  . . . . . . . . . . . . . . . . . .   $4,670,571    $4,598,436
                                                  ============  ============

CAPITALIZATION AND LIABILITIES
Capitalization
  Common equity  . . . . . . . . . . . . . . . .   $1,490,719    $1,474,430
  Preferred stock:
    Not subject to mandatory redemption  . . . .       93,493        93,493
    Subject to mandatory redemption  . . . . . .       25,000        25,000
  Long-term debt . . . . . . . . . . . . . . . .    1,381,086     1,339,201
                                                  ------------  ------------
      Total capitalization . . . . . . . . . . .    2,990,298     2,932,124
                                                  ------------  ------------
Current liabilities
  Short-term borrowings  . . . . . . . . . . . .         -           89,325
  Long-term debt redeemable within one year  . .      189,350       115,000
  Current portion of long-term debt  . . . . . .       45,115        35,031
  Accounts payable . . . . . . . . . . . . . . .       86,878       130,157
  Dividends payable  . . . . . . . . . . . . . .       47,364        46,200
  Taxes accrued  . . . . . . . . . . . . . . . .       45,442         5,519
  Interest accrued . . . . . . . . . . . . . . .       21,115        23,372
  Regulatory balancing accounts
    overcollected-net. . . . . . . . . . . . . .      122,742       111,731
  Other  . . . . . . . . . . . . . . . . . . . .      113,866       113,815
                                                  ------------  ------------
      Total current liabilities  . . . . . . . .      671,872       670,150
                                                  ------------  ------------
Customer advances for construction . . . . . . .       34,549        36,250
                                                  ------------  ------------
Accumulated deferred income taxes-net  . . . . .      501,898       513,592
                                                  ------------  ------------
Accumulated deferred investment tax credits  . .      106,507       109,161
                                                  ------------  ------------
Deferred credits and other liabilities . . . . .      365,447       337,159
                                                  ------------  ------------
      Total  . . . . . . . . . . . . . . . . . .   $4,670,571    $4,598,436
                                                  ============  ============




                    See notes to consolidated financial statements.

                  SAN DIEGO GAS & ELECTRIC COMPANY
                STATEMENTS OF CONSOLIDATED CASH FLOWS
                      (In thousands of dollars)

                                                              Six Months Ended
                                                                  June 30,
                                                               1995     1994
                                                            --------  --------
                                                                 (Unaudited)
Cash Flows from Operating Activities
  Income from Continuing Operations. . . . . . . . . . . .  $117,234  $ 87,588
  Adjustments to reconcile income from continuing
   operations to net cash provided by operating activities
     Writedown of real estate and other assets . . . . . .      --      37,000
     Depreciation and decommissioning. . . . . . . . . . .   135,845   129,067
     Amortization of deferred charges and other assets . .     6,392     6,704
     Amortization of deferred credits
       and other liabilities . . . . . . . . . . . . . . .   (16,147)  (16,149)
     Allowance for equity funds used during construction .    (3,013)   (4,840)
     Deferred income taxes and investment tax credits  . .    (4,511)  (16,074)
     Other-net . . . . . . . . . . . . . . . . . . . . . .    19,811    27,925
  Changes in working capital components
     Accounts and notes receivable . . . . . . . . . . . .    25,652    15,950
     Regulatory balancing accounts . . . . . . . . . . . .    11,011     6,507
     Inventories . . . . . . . . . . . . . . . . . . . . .    (2,775)   (9,864)
     Other current assets. . . . . . . . . . . . . . . . .    (1,935)      333
     Accrued interest and taxes  . . . . . . . . . . . . .    36,623    31,679
     Accounts payable and other current liabilities. . . .   (43,228)  (42,113)
  Cash flows provided (used) by discontinued operations. .      (168)    4,873
                                                            --------- ---------
       Net cash provided by operating activities . . . . .   280,791   258,586
                                                            --------- ---------
Cash Flows from Financing Activities
     Dividends paid. . . . . . . . . . . . . . . . . . . .   (93,563)  (91,140)
     Short-term borrowings-net . . . . . . . . . . . . . .   (89,325)  (47,197)
     Issuance of long-term debt. . . . . . . . . . . . . .   124,641      --
     Repayment of long-term debt . . . . . . . . . . . . .   (26,063)  (16,029)
     Funds held for debt retirement. . . . . . . . . . . .   (74,632)     --
     Redemption of common stock. . . . . . . . . . . . . .       (50)     (938)
                                                            --------- ---------
       Net cash used by financing activities . . . . . . .  (158,992) (155,304)
                                                            --------- ---------
Cash Flows from Investing Activities
     Utility construction expenditures . . . . . . . . . .   (91,225) (134,690)
     Withdrawals from construction trust funds . . . . . .      --      58,042
     Contributions to decommissioning funds  . . . . . . .   (11,016)  (11,016)
     Other-net . . . . . . . . . . . . . . . . . . . . . .     2,544    (1,925)
     Discontinued operations . . . . . . . . . . . . . . .     5,122   (15,391)
                                                            --------- ---------
       Net cash used by investing activities . . . . . . .   (94,575) (104,980)
                                                            --------- ---------
Net increase (decrease). . . . . . . . . . . . . . . . . .    27,224    (1,698)
Cash and temporary investments, beginning of period  . . .    25,405    12,711
                                                            --------- ---------
Cash and temporary investments, end of period  . . . . . .  $ 52,629  $ 11,013
                                                            ========= =========
Supplemental Disclosure of Cash Flow Information
     Income tax payments . . . . . . . . . . . . . . . . .  $ 47,240  $ 39,041
                                                            ========= =========
     Interest payments, net of amounts capitalized . . . .  $ 59,411  $ 49,756
                                                            ========= =========
Supplemental Schedule of Noncash Investing
  and Financing Activities
     Real estate investments . . . . . . . . . . . . . . .  $ 25,303  $  5,586
     Cash paid . . . . . . . . . . . . . . . . . . . . . .      (250)      (52)
                                                            --------- ---------
     Liabilities assumed . . . . . . . . . . . . . . . . .  $ 25,053  $  5,534
                                                            ========= =========
                  See notes to consolidated financial statements.
                                       5

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

This report should be read in conjunction with SDG&E's 1994
Annual Report on Form 10-K and its Quarterly Report on Form
10-Q for the three months ended March 31, 1995. The consolidated financial statements and Management's
Discussion & Analysis of Financial Condition and Results of
Operations included in SDG&E's 1994 Annual Report to
Shareholders were incorporated by reference into SDG&E's
1994 Annual Report on Form 10-K and filed as an exhibit thereto.

2.  MATERIAL CONTINGENCIES

INDUSTRY RESTRUCTURING - CALIFORNIA PUBLIC UTILITIES
COMMISSION

On May 24, 1995 the CPUC voted 3-1 approving a tentative plan for restructuring California's electric industry with a wholesale power pool to begin by January 1997. The plan would allow the state's investor-owned utilities to remain in the business of owning and operating power plants for utility-owned generation. The pool, operated by an independent party, would provide for economic dispatch of competing generation facilities based on spot-market clearing prices similar to a commodities market. After two years, if jurisdictional and market power issues are resolved and transition cost recovery mechanisms are in place, retail consumers would be able to buy electricity directly from specific generators. The dissenting commissioner presented an alternative plan calling for direct power sales to all customers, including residential customers, by 1997.

The proposed majority plan supports the continued
development of performance-based ratemaking. In addition,
the CPUC stated that it is committed to industry
restructuring in a manner that "...does not compromise the
financial integrity of the utilities and continues to
provide them with a reasonable opportunity to earn a fair
profit...." Additional hearings will be held prior to the
issuance of the CPUC's final policy decision. The CPUC's timetable provides that its policy decision will be issued no sooner than August 23, 1995 and become effective no sooner than 100 days after the issuance of its final decision. SDG&E and the CPUC believe that no state or federal laws need to be changed in order for the CPUC's proposal to go forward, although the California legislature does not agree. The California legislature is currently reviewing the CPUC's proposal and plans to hold hearings commencing in August 1995. On July 24, 1995 SDG&E filed comments in support of the CPUC's majority plan.

At June 30, 1995 SDG&E had approximately $960 million of net utility plant (including approximately $750 million of nuclear facilities) and $60 million of deferred taxes and regulatory assets (included in "Deferred Charges and Other Assets" on the Consolidated Balance Sheets) relating to generating facilities currently being recovered in rates over various periods of time. In addition, SDG&E has long-term purchased-power commitments totaling $3.9 billion with various utilities and other providers. Further, the CPUC's recent Biennial Resource Plan Update decision requires SDG&E to contract for an additional 500 megawatts of power over 17 to 30-year terms at an estimated cost of $4.8 billion beginning in 1997. Prices under these contracts are estimated to exceed future market prices by $500 million. SDG&E challenged the decision and petitioned the Federal Energy Regulatory Commission to overrule it. In February 1995 the FERC ruled favorably on SDG&E's petition. However, the CPUC and others are unwilling to accept the FERC decision as either appropriate or final. See additional discussion of the BRPU proceeding in Management's Discussion and Analysis of Financial Condition and Results of Operations.

SAN DIEGO GAS & ELECTRIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

If the CPUC proceeds with the move to a more competitive environment, if the prices of competing suppliers are as anticipated, and if the regulatory process does not provide for complete recovery of those costs that are in excess of what will otherwise be recoverable via market-based pricing structures, SDG&E would incur a charge against earnings for a significant portion of its generating facilities, the related regulatory assets and the long-term commitments. However, the CPUC has indicated that any otherwise unrecovered amounts will be provided for in the new environment. SDG&E cannot at this time predict the impact of the CPUC's tentative decision and the transition to a more competitive environment on SDG&E's financial condition and results of operations.

SDG&E believes that changes in the California utility industry and the movement toward a more competitive marketplace will require SDG&E to change its corporate structure. SDG&E is presently considering various strategies for the separation of its power generation and transmission assets from its other utility assets, much of which is dependent on the outcome of the CPUC industry restructuring proceedings and the FERC wholesale open access rule-making proceedings (see below). In connection with the proposed industry restructuring, SDG&E has applied to the CPUC for permission to form a holding company. A holding company structure would, among other things, provide a platform for the separation of SDG&E's generation and transmission assets. The CPUC's Division of Ratepayer Advocates has recommended against approval of the holding company or, in the alternative, that approval include several conditions, some of which are onerous. To date, the holding company proposal has been approved by the FERC, the Nuclear Regulatory Commission and SDG&E shareholders. SDG&E anticipates forming the holding company shortly after receiving final approval from the CPUC, whose decision is expected in the fourth quarter of 1995. See additional discussion concerning the holding company application in Management's Discussion and Analysis of Financial Condition and Results of Operations.

INDUSTRY RESTRUCTURING - FEDERAL ENERGY REGULATORY
COMMISSION

On March 29, 1995 the FERC issued a proposed rule that if, adopted, would require all public utilities to offer wholesale "open access" transmission service on a nondiscriminatory basis. In addition, public utilities would be required to functionally unbundle their generation and transmission services, i.e. pricing them separately from each other. The FERC also stated its belief that, in this more competitive period, utilities should be allowed to recover the costs of assets and obligations made uneconomic by the changed regulatory environment. Although SDG&E's cost recovery mechanisms are not currently under the jurisdiction of the FERC, the recognition by the FERC of the propriety of such cost recovery supports the CPUC's similar position, as stated in its tentative decision (see above).

On August 3, 1995 SDG&E filed its initial comments endorsing the FERC's proposed rulemaking. SDG&E committed to filing at the FERC during early 1996 its open access tariffs. Approval of the tariffs of SDG&E and the other participating utilities, and final approval of the CPUC's industry restructuring plan would result in the creation of a bid-based wholesale electricity spot market with open-access transmission. Participating utilities would transfer complete operating control over their transmission assets to an independent system operator, which would be responsible for directing the operation of the transmission system. At least at the outset, retail customers would not participate directly as buyers in the wholesale market. SDG&E has also proposed a single entity that would ultimately own and/or lease the transmission facilities within a broad geographic area. The creation of such an entity could involve the sale, lease or other disposition of SDG&E's transmission facilities. Reply comments will be filed this fall. A final rule is expected during early 1996.

SAN DIEGO GAS & ELECTRIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SAN ONOFRE NUCLEAR GENERATING STATION UNITS 2 & 3

In November 1994 SDG&E, Southern California Edison and the CPUC's Division of Ratepayer Advocates signed a settlement agreement on the accelerated recovery of SONGS Units 2 and 3 capital costs. It is anticipated that the rates in the agreement would be sufficient for SDG&E to recover approximately $750 million over an eight-year period beginning in February 1996, rather than over the anticipated operational life of the units, which may extend to 2013. During the eight-year period, the authorized rate of return would be reduced from the authorized weighted average cost of capital (currently 9.76 percent) to 7.52 percent (SDG&E's 1995 authorized cost of debt). The agreement also includes a performance incentive plan that would encourage continued, efficient operation of the plant. However, continued operation of SONGS beyond the eight-year period would be at the owners' discretion. Under the plan, customers would pay about four cents per kilowatt-hour for energy delivered from SONGS during the eight-year period. This pricing plan would replace the traditional method of recovering the units' operating expenses and capital improvements. This is intended to make the plants more competitive with other sources. SDG&E is unable at this time to predict the impact of this proposal, if approved, on the results of its operations. Hearings were concluded in May 1995. A CPUC decision is expected in the fourth quarter of 1995.

NUCLEAR INSURANCE

Public liability claims that could arise from a nuclear incident are limited by law to $9 billion for each licensed nuclear facility. For this exposure, SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available. The remaining coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $32 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million.

Insurance coverage is also provided for up to $2.8 billion of property damage and decontamination liability, and the cost of replacement power, which includes indemnity payments for up to two years, after a waiting period of 21 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available for these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $9 million.

3. WRITEDOWNS

In June 1994 SDG&E recorded writedowns related to the utility and its subsidiaries. SDG&E recorded a $25 million writedown of various commercial properties, including $19 million of subsidiary properties in Colorado Springs and in San Diego, to reflect continuing declines in commercial real estate values. As a result of the California Public Utilities Commission's proposal to restructure the electric utility industry and the uncertainty concerning the impact of competition, SDG&E also recorded a $12 million writedown of various non-earning utility assets, including the South Bay Repower project. Additional writedowns associated with discontinued operations are described in Note 4. Additional information on the CPUC's proposed industry restructuring and its potential impacts on SDG&E is provided in Note 2.

SAN DIEGO GAS & ELECTRIC COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. DISCONTINUED OPERATIONS -- WAHLCO ENVIRONMENTAL SYSTEMS,
INC.

On June 6, 1995 SDG&E sold its investment in Wahlco Environmental Systems, Inc. for $5 million. The sale of Wahlco is being accounted for as a disposal of a segment of business and SDG&E's prior periods' financial statements have been restated to reflect Wahlco as a discontinued operation. Discontinued operations consist of the following:

                                						Six Months Ended	   Year Ended
                                     						June 30,   		  December 31,
                                        ___________      ________________
					                                   	1995 	1994		      1994 1993 1992
______________________________________________________________________________
						                                       	(millions of dollars)

Revenues                              			$24  	$35       		 $70	 $82 	$82
Loss from operations before
 income taxes                          			--	  (64)       		(70)	(14)	(13)
Loss on disposal before
 income taxes			                        	(10)   --		         --	  --  --
Income tax benefits                   			  4     3	           7    5	   3
________________________________________________________________________________

The loss on disposal of Wahlco was recorded in 1995 and includes the writedown of SDG&E's investment in Wahlco in March 1995 to reflect Wahlco's estimated realizable value under a proposed agreement (subsequently terminated) with a potential buyer (see Note 2 of the notes to financial statements in SDG&E's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995) and Wahlco's net operating losses after 1994. The loss from discontinued operations for the six months ended June 30, 1994 was primarily due to the $59 million writedown of Wahlco's goodwill and other intangible assets as a result of the depressed air pollution-control market and increasing competition.

Wahlco's net assets (included in "Investments and Other
Property" on the Consolidated Balance Sheets) at December
31, 1994 are summarized as follows:

	Current assets	              			$ 40.2
	Non-current assets			          	  18.9
	Current liabilities		         		 (27.1)
	Long-term debt and other
		liabilities		   		              (24.2)
                              				-------
						                          	$  7.8
		                        		     	=======

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

EARNINGS

Earnings per share from continuing operations for the three months ended June 30, 1995 were $0.41, up from $0.20 per share during the same period in 1994. Earnings per share from continuing operations for the six months ended June 30, 1995 were $0.97, up from $0.72 per share during the same period in 1994. The changes in earnings result primarily from a $0.20 per share June 1994 writedown associated with utility and real estate assets. Additional information concerning the writedowns is provided in Note 3 of the notes to consolidated financial statements.

OPERATING REVENUES AND EXPENSES

Gas revenues, gas purchased for resale, and electric fuel expense decreased for the six months ended June 30, 1995 from the corresponding period in 1994 primarily due to lower natural gas prices. Purchased power expense for the six months ended June 30, 1995 was up over the corresponding 1994 period, primarily due to increased purchases of short-term energy to replace lower-cost nuclear generation as a result of the scheduled refueling of San Onofre Nuclear Generating Station Unit 2.

General and administrative expenses decreased for the six months ended June 30, 1995 compared with 1994 primarily due to the June 1994 writedowns of various non-earning utility assets described in Note 3 of the notes to consolidated financial statements.

REGULATORY MATTERS:

CALIFORNIA PUBLIC UTILITIES COMMISSION'S PROPOSED INDUSTRY
RESTRUCTURING

On May 24, 1995 the CPUC voted 3-1 approving a tentative plan for restructuring California's electric industry with a wholesale power pool to begin by January 1997. See additional discussion of industry restructuring in Note 2 of the notes to consolidated financial statements. SDG&E cannot at this time predict the impact of the CPUC's final decision and the transition to a more competitive environment on SDG&E's financial condition and results of operations.

HOLDING COMPANY

In November 1994 SDG&E filed an application with the CPUC to form a holding company. Under the proposed structure, SDG&E would become a subsidiary of the parent company, as would SDG&E's existing subsidiaries. A CPUC decision on SDG&E's application is expected in the fourth quarter of 1995.
To date, the holding company proposal has been approved by the FERC, the Nuclear Regulatory Commission and SDG&E shareholders. See additional discussion of industry restructuring and the proposed holding company plan in Note 2 of the notes to consolidated financial statements.

BIENNIAL RESOURCE PLAN UPDATE PROCEEDING

In December 1994 the CPUC issued a decision ordering SDG&E, Pacific Gas & Electric and Southern California Edison to proceed with the BRPU auction. SDG&E was ordered to begin negotiating contracts (ranging from 17 to 30 years) to purchase 500 mw of power from qualifying facilities at an estimated cost of $4.8 billion beginning in 1997. SDG&E contended that prices for BRPU energy would be significantly higher than market prices. When the CPUC was not responsive, SDG&E petitioned the FERC, claiming the BRPU auction was illegal under the Public Utility Regulatory Policies Act of 1978. The FERC's February 1995 order declared the BRPU auction procedures unlawful.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 21,1995 the CPUC discussed the FERC's decision, but was unwilling to accept the FERC decision as either appropriate or final. The CPUC concluded that SDG&E, PG&E and Edison should attempt to reach settlements with the auction winners and reminded the utilities that contract buyouts should be reasonable and should not overlook the ratepayers' interests. The Assigned Commissioner Ruling issued on July 6, 1995 encourages settlement and reiterates what was discussed on June 21. No deadline was established for the completion of negotiations, although the utilities are required to provide the CPUC with monthly status reports summarizing negotiations.

GAS RATES

On July 19, 1995 the CPUC issued its decision on SDG&E's June 1995 application to lower core gas rates by $16.4 million, effective August 1, 1995. This decrease is based on the decline in gas prices to levels below the Biennial Cost Allocation Proceeding's price forecast that became effective January 1, 1995. The decrease lowers the gas portion of a typical residential SDG&E natural gas bill by $1.60 per month or 6.5 percent.

COST OF CAPITAL

On July 31, 1995 the CPUC's Division of Ratepayer Advocates issued its report on the 1996 Cost of Capital proceeding. The DRA is recommending a return on equity for SDG&E of
11.10 percent for an overall rate of return of 9.21 percent. SDG&E has requested an increase in its return on equity from 1995's 12.05 percent to 12.25 percent for 1996 and an increase in its overall rate of return from 9.76 percent authorized to 9.83 percent. A CPUC decision is expected in late 1995 with any authorized changes effective January 1, 1996.

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

FINANCING ACTIVITIES

SDG&E anticipates that it will continue to have short-term and intermediate-term borrowings in 1995. At December 31, 1994 SDG&E had various short-term bank lines aggregating $170 million and two $50 million long-term bank lines, related to which $58 million in short-term bank loans was outstanding. During June 1995 SDG&E renegotiated the terms of these bank lines. At June 30, 1995 SDG&E had short-term bank lines of $30 million (none outstanding) and long-term bank lines of $280 million ($50 million outstanding). Commitment fees are paid on the unused portion of the lines; there are no requirements for compensating balances.

SDG&E does not expect any issuances of long-term debt or preferred stock in 1995 other than refinancings. On June 6, 1995 SDG&E issued $74 million of Industrial Development Bonds through the City of San Diego to refinance the 9-1/4 percent bonds issued in 1985. The new bonds were issued at par, due September 1, 2020. The interest rates are variable, ranging from 3.05 percent to 3.40 percent on the tax-exempt segments and 5.95 percent to 5.97 percent on the federally taxable segments. The proceeds were placed in an escrow fund to be used to call the 1985 bonds on September 1, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SDG&E periodically enters into interest rate swap and cap agreements to moderate its exposure to interest rate changes and to lower its overall cost of borrowing. These swap and cap agreements generally remain off the balance sheet as they involve the exchange of fixed- and variable-rate interest payments without the exchange of the underlying principal amounts. The related gains or losses are reflected in the income statement as part of interest expense. SDG&E's policy is to use derivatives only as a hedge.

CAPITAL STRUCTURE

SDG&E maintains its utility capital structure so as to obtain long-term financing at the lowest possible rates. The following table lists key financial ratios for SDG&E's utility operations.



                               				  	June 30,       	December 31,
                                   			 1995		            1994
			 	                              or the twelve    	or the year
                 				        				months then ended    then ended
                                 -----------------  ------------
Pretax interest coverage	               	4.8 X         		4.7 X
Internal cash generation 	               112 %	           85 %
Construction expenditures as
     a percent of capitalization        	7.6 %	         	9.1 %
Capital structure:
     Common equity                     			48 %		          48 %
     Preferred stock 			                   4 %		           4 %
     Debt and leases 		                  	48 %		          48 %

SDG&E's employee savings and common stock investment plans permit SDG&E to issue common stock or to purchase it on the open market. Currently, SDG&E is purchasing the stock on the open market for these plans.

CAPITAL REQUIREMENTS

Quarterly cash dividends of $0.39 per share have been declared the first two quarters of 1995. The dividend pay-out ratio for the 12 months ended June 30, 1995 and December 31, 1994, 1993, 1992 and 1991 were 82%, 130%, 82%, 81% and
79%, respectively. The increase for the year ended December 31, 1994 was due to the writedowns recorded during 1994. Additional information regarding the writedowns is provided in Notes 3 and 4 of the notes to consolidated financial statements. The payment of future dividends is within the discretion of the SDG&E Board of Directors and dependent upon future business conditions, earnings and other factors. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the present level.

Construction expenditures were $264 million in 1994 and are expected to be approximately $240 million in 1995. The level of expenditures in the next few years will depend on the CPUC's proposed industry restructuring (as described in "Regulatory Matters" above), the timing of expenditures to comply with air emission reduction and other environmental requirements, and SDG&E's proposal to transport natural gas to Mexico. (Additional information concerning SDG&E's proposal to transport gas to Mexico is provided in SDG&E's 1994 Annual Report.)

OTHER

Besides the effects of items discussed in the preceding pages, the only significant change in cash flows for the six months ended June 30, 1995 compared to the corresponding 1994 period was related to the change in utility accounts receivable due to varying levels of customer receivables attributable to differences in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

weather. In addition, besides
the items discussed in the preceding pages, the only significant changes to the balance sheet at June 30, 1995 compared to December 31, 1994 were in accounts payable and taxes accrued. Accounts payable decreased due to lower expense accruals at June 30, 1995. The increase in taxes accrued was due to the timing of payments.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

There have been no significant subsequent developments in the American Trails, Public Service Company of New Mexico and North City West proceedings. Background information concerning these and the following proceedings is contained in SDG&E's 1994 Annual Report on Form 10-K and in its March
31, 1995 Quarterly Report on Form 10-Q.

Century Power

On July 19, 1995 the Federal Energy Regulatory Commission dismissed SDG&E's request for a rehearing of the FERC's dismissal of SDG&E's February 11, 1993 audit complaint against Tucson and Century. SDG&E may appeal this decision.
SDG&E is unable to predict the ultimate outcome of these proceedings.

Canadian Natural Gas

On July 17, 1995 the United States Federal District Court, Southern District of California, rejected motions by Summit and Canadian Hunter to dismiss SDG&E's complaint. However, the Court granted a separate motion of Summit on other grounds, and dismissed SDG&E's lawsuit against Summit only. SDG&E has thirty days to appeal this decision. SDG&E is unable to predict the ultimate outcome of these proceedings.

McCartin

Plaintiffs dismissed their appeal in exchange for SDG&E's waiver of its right to recover costs.

Covalt

The California Supreme Court granted the plaintiffs' request for review of the California Court of Appeal decision to dismiss the case. A decision is not expected until 1996. SDG&E is unable to predict the ultimate outcome of this proceeding.

SONGS Personal Injury Litigation

On July 7, 1995 Jason Mettler filed a complaint in the United States District Court for the Southern District of California against Southern California Edison, SDG&E, Combustion Engineering and the Institute of Nuclear Power Operations. The allegations in the complaint are substantially identical to those contained in the complaints of R. C. Tang, Glen James, and Linda McLandrich, described in SDG&E's 1993 and 1994 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the three months ended March 31, 1995. Plaintiff Mettler died shortly thereafter and his complaint was converted into a wrongful-death lawsuit. The lawsuit alleges that Mettler's death was the result of the emission of radiation while he was an Edison nuclear equipment operator at SONGS between 1982 and 1990. Plaintiffs have asked for general compensatory damages. The Tang, James, McLandrich and Mettler complaints were all filed by the same attorneys. There have been no significant subsequent developments in the James or McLandrich cases. SDG&E is unable to predict the ultimate outcome of these proceedings.

Wood Poles Preservatives

On June 20, 1995 the Pacific Justice Center filed a complaint in San Francisco County Superior Court, against
Pacific Bell, Pacific Gas & Electric and two wood-pole manufacturers claiming violations of the California Safe
Drinking Water and Toxic Enforcement Act (Proposition 65) for failure to warn individuals who may be exposed to wood poles treated with wood preservatives, some of which are

PART II - OTHER INFORMATION

included on the list of chemicals known to cause cancer or reproductive harm. Proposition 65 requires that prior warning be given to individuals who may be exposed to such chemicals unless the exposure will not pose a significant risk. SDG&E believes, on the basis of studies and other information, that exposures to wood poles containing such preservatives do not give rise to a significant risk and that no warning is required. Violations of the Proposition 65 warning requirement can result in penalties of up to $2,500 per violation. Although SDG&E and Southern California Edison were not named in this lawsuit, it is anticipated that the Pacific Justice Center, to the extent it prevails in the present lawsuit, will file a separate lawsuit against Edison and SDG&E on the same grounds. SDG&E is unable to predict the ultimate outcome of these proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10 - Material Contracts

10.1	Amended 1986 Long-Term Incentive Plan, amended
and restated effective April 25, 1995
(incorporated by reference from SDG&E's
Amendment No. 2 to Form S-4 filed February 28,
1995).

10.2	Loan Agreement with the City of San Diego in
connection with the issuance of $16.7 million of Industrial Development Revenue Refunding Bonds, dated as of June 1, 1995.

10.3	Loan Agreement with the City of San Diego in
connection with the issuance of $57.7 million of Industrial Development Revenue Refunding Bonds, dated as of June 1, 1995.

10.4	Stock Purchase Agreement dated May 15, 1995
among WES Acquisition Corp., Pacific Diversified
Capital Company and Wexford Capital Corporation, as indemnitor.

Exhibit 12 - Computation of Ratios

12.1	Computation of Ratio of Earnings to Combined
Fixed Charges and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock
(Cumulative).

Exhibit 27 - Financial Data Schedule

27.1	SDG&E Financial Data Schedule for the six months
ended June 30, 1995.

(b)	Reports on Form 8-K

	A Current Report on Form 8-K was filed on May 30, 1995 announcing the electric industry restructuring proposal made by the California Public Utilities
Commission; the appointment of David Kuzma as senior vice president and chief financial officer; and the retirement of Nad Peterson as senior vice president, general counsel and corporate secretary.

	A Current Report on Form 8-K was filed on April 3,
1995 announcing negotiations of an agreement with an unrelated third party for an option to acquire from Pacific Diversified Capital Company (a subsidiary of
SDG&E and an 81 percent owner of Wahlco) its investment in and receivables from Wahlco.

                       SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                        				 	SAN DIEGO GAS & ELECTRIC COMPANY
         			                          			(Registrant)



Date: August 7, 1995	                       	By: /s/ F.H. Ault
      ---------------		                   	-----------------------------
                                       					     (Signature)
                                      					      F. H. Ault
			                                     		Vice President and Controller