Form 10-Q
period 1996-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 1996-04-26
CIK 86521

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               March 31, 1996
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ________________  to _________________

               Name of
Commission     Registrant                             IRS Employer
File           as specified        State of           Identification
Number         in its charter      Incorporation      Number
- ----------     --------------      --------------     --------------
1-11439        ENOVA CORPORATION     California       33-0643023

1-3779         SAN DIEGO GAS &
               ELECTRIC COMPANY      California       95-1184800


101 ASH STREET, SAN DIEGO, CALIFORNIA                           92101
- ----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrants' telephone number, including area code    (619) 696-2000
                                                    -------------------
                                  No Change
- -----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding March 31, 1996:

Enova Corporation                                        116,563,375
                                                         -----------
San Diego Gas & Electric Company      Wholly owned by Enova Corporation

                             ENOVA CORPORATION

                                    AND

                      SAN DIEGO GAS & ELECTRIC COMPANY



                                  CONTENTS

                                        										Page No.
                                                  --------
PART I.	FINANCIAL INFORMATION

		Statements of Consolidated Income . . . . . . . . . 3
		Consolidated Balance Sheets . . . . . . . . . . . . 4
		Statements of Consolidated Cash Flows . . . . . . . 5
		Notes to Consolidated Financial Statements. . . . . 6

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations . . .11


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings . . . . . . . . . . . . . .16

Item 4.	Submission of Matters to Vote . . . . . . . .17

Item 6.	Exhibits and Reports on Form 8-K. . . . . . .18

Signature   . . . . . . . . . . . . . . . . . . . . .19

STATEMENTS OF INCOME (unaudited)
In thousands except per share amounts
                                          Enova Corporation
                                          and Subsidiaries             SDG&E
                                       ----------------------   ------------------
For the three months ended March 31          1996       1995      1996       1995
                                       --------------------------------------------
Operating Revenues
  Electric                                 $367,293   $379,288  $367,293   $379,288
  Gas                                        84,649     84,578    84,649     84,578
  Diversified operations                     13,955     14,089      --         --
                                       --------------------------------------------
      Total operating revenues              465,897    477,955   451,942    463,866
                                       --------------------------------------------
Operating Expenses
  Electric fuel                              23,824     23,848    23,824     23,848
  Purchased power                            71,623     86,264    71,623     86,264
  Gas purchased for resale                   35,498     34,665    35,498     34,665
  Maintenance                                14,814     19,283    14,814     19,283
  Depreciation and decommissioning           71,188     67,818    66,814     64,464
  Property and other taxes                   11,834     11,488    11,834     11,488
  General and administrative                 45,638     40,957    45,170     40,454
  Other                                      52,978     51,936    41,832     40,887
  Income taxes                               45,508     48,041    56,363     55,881
                                       --------------------------------------------
      Total operating expenses              372,905    384,300   367,772    377,234
                                       --------------------------------------------
Operating Income                             92,992     93,655    84,170     86,632
                                       --------------------------------------------
Other Income and (Deductions)
  Allowance for equity funds used
    during construction                       1,249      1,560     1,249      1,560
  Taxes on nonoperating income                 (455)      (221)     (455)      (221)
  Other - net                                   374        405       602       (247)
                                       --------------------------------------------
      Total other income and
          (deductions)                        1,168      1,744     1,396      1,092
                                       --------------------------------------------
Income Before Interest Charges               94,160     95,399    85,566     87,724
                                       --------------------------------------------
Interest Charges
  Long-term debt                             22,562     24,291    19,094     21,054
  Short-term debt and other                   4,467      4,480     4,467      4,837
  Allowance for borrowed funds
    used during construction                   (567)      (712)     (567)      (712)
  Preferred dividend requirements of
    SDG&E                                     1,646      1,916      --         --
                                       --------------------------------------------
      Net interest charges                   28,108     29,975    22,994     25,179
                                       --------------------------------------------
Income From Continuing Operations            66,052     65,424    62,572     62,545
Discontinued Operations, Net Of
    Income Taxes                               --       (5,490)     --         (695)
                                       --------------------------------------------

Net Income                                   66,052     59,934    62,572     61,850
Preferred Dividend Requirements                --         --       1,646      1,916
                                       --------------------------------------------
Earnings Applicable to Common Shares        $66,052    $59,934   $60,926    $59,934
                                       ============================================
Average Common Shares Outstanding           116,570    116,533
                                       =======================
Earnings Per Common Share from
    Continuing Operations                   $0.57      $0.56
                                       =======================
Earnings Per Common Share                   $0.57      $0.51
                                       =======================
Dividends Declared Per Common Share         $0.39      $0.39
                                       =======================

See notes to consolidated financial statements.


BALANCE SHEETS
In thousands of dollars
                                            Enova Corporation
                                            and Subsidiaries               SDG&E
                                     -------------------------- --------------------------
Balance at                              March 31,  December 31,    March 31,  December 31,
                                           1996         1995         1996         1995
                                       (unaudited)               (unaudited)
                                     ------------- ----------- ------------- -------------
ASSETS
Utility plant - at original cost        $5,572,122   $5,533,554   $5,572,122   $5,533,554
Accumulated depreciation
  and decommissioning                   (2,500,499)  (2,433,397)  (2,500,499)  (2,433,397)
                                       -----------  -----------  -----------  -----------
         Utility plant-net               3,071,623    3,100,157    3,071,623    3,100,157
                                       -----------  -----------  -----------  -----------
Investments and other property             579,953      532,289      308,506      448,860
                                       -----------  -----------  -----------  -----------
Current assets
Cash and temporary investments              82,472       96,429        9,346       20,755
Accounts receivable                        173,238      178,155      169,313      178,091
Due from affiliates                           --           --         24,745         --
Notes receivable                            34,498       34,498         --           --
Inventories                                 67,162       67,959       67,162       67,959
Other                                       74,765       41,012       55,560       29,419
                                       -----------  -----------  -----------  -----------
         Total current assets              432,135      418,053      326,126      296,224
                                       -----------  -----------  -----------  -----------
Deferred taxes recoverable in rates        300,607      298,748      300,607      298,748
                                       -----------  -----------  -----------  -----------
Deferred charges and other assets          300,528      321,193      227,235      250,440
                                       -----------  -----------  -----------  -----------
         Total                          $4,684,846   $4,670,440   $4,234,097   $4,394,429
                                       ===========  ===========  ===========  ===========
CAPITALIZATION AND LIABILITIES
Capitalization
Common equity                           $1,540,001   $1,520,070   $1,385,286   $1,520,070
Preferred stock of SDG&E
  Not subject to mandatory redemption       78,475       93,475       78,475       93,475
  Subject to mandatory redemption           25,000       25,000       25,000       25,000
Long-term debt                           1,333,378    1,350,094    1,186,305    1,217,026
                                       -----------  -----------  -----------  -----------
         Total capitalization            2,976,854    2,988,639    2,675,066    2,855,571
                                       -----------  -----------  -----------  -----------
Current liabilities
Short-term borrowings                        3,400         --          3,400         --
Long-term debt redeemable
  within one year                          115,000      115,000      115,000      115,000
Current portion of long-term debt           68,891       36,316       33,858        8,835
Accounts payable                           114,641      145,517      114,312      145,273
Dividends payable                           47,105       47,383       47,105       47,383
Interest and taxes accrued                  24,875       22,537       29,633       23,621
Regulatory balancing accounts
  overcollected-net                        180,164      170,761      180,164      170,761
Other                                      132,442      125,438       72,172       90,119
                                       -----------  -----------  -----------  -----------
         Total current liabilities         686,518      662,952      595,644      600,992
                                       -----------  -----------  -----------  -----------
Customer advances for construction          33,645       34,698       33,645       34,698
Accumulated deferred income taxes-net      578,585      523,335      587,747      536,324
Accumulated deferred investment
  tax credits                              102,739      104,226      102,739      104,226
Deferred credits and other liabilities     306,505      356,590      239,256      262,618
Contingencies (Note 2)                        --           --           --           --
                                       -----------  -----------  -----------  -----------
         Total                          $4,684,846   $4,670,440   $4,234,097   $4,394,429
                                       ===========  =========== ============ ============

See notes to consolidated financial statements.


STATEMENTS OF CASH FLOWS (unaudited)
In thousands of dollars
                                                            Enova Corporation
                                                            and Subsidiaries              SDG&E
                                                         ----------------------  ----------------------
For the three months ended March 31                         1996        1995        1996        1995
                                                         ----------  ----------  ----------  ----------
Cash Flows from Operating Activities
  Income from continuing operations                       $ 66,052    $ 65,424    $ 62,572    $ 62,545
  Adjustments to reconcile income from continuing
   operations to net cash provided by operating activities
     Depreciation and decommissioning                       71,188      67,818      66,814      64,464
     Amortization of deferred charges and other assets       1,425       3,221       1,425       3,221
     Amortization of deferred credits
       and other liabilities                                (8,768)     (8,074)       (292)       (292)
     Allowance for equity funds used during construction    (1,249)     (1,560)     (1,249)     (1,560)
     Deferred income taxes and investment tax credits      (29,087)     (2,097)    (27,864)     (2,720)
     Other-net                                              (2,182)     (4,414)     (4,860)     (3,876)
  Changes in working capital components
     Accounts and notes receivable                           4,917      19,125       8,778      23,280
     Regulatory balancing accounts                           9,403      (3,117)      9,403      (3,117)
     Inventories                                               797       1,526         797       1,526
     Other current assets                                    1,029       1,106         968      (1,876)
     Interest and taxes accrued                             38,198      52,522      47,975      62,282
     Accounts payable and other current liabilities        (41,633)    (47,708)    (48,908)    (58,670)
Cash flows used by discontinued operations                    --        (1,957)    (11,544)     (1,476)
                                                         ----------  ----------  ----------  ----------
       Net cash provided by operating activities           110,090     141,815     104,015     143,731
                                                         ----------  ----------  ----------  ----------
Cash Flows from Financing Activities
     Dividends paid                                        (45,467)    (44,284)    (47,383)    (46,200)
     Short-term borrowings-net                               3,400     (52,525)      3,400     (50,325)
     Issuance of long-term debt                              2,300      50,907        --        50,000
     Repayment of long-term debt                           (11,758)    (11,377)       --          --
     Redemption of common stock                               (480)       (101)       --          (101)
     Redemption of preferred stock                         (15,155)       --       (15,155)       --
                                                         ----------  ----------  ----------  ----------
       Net cash used by financing activities               (67,160)    (57,380)    (59,138)    (46,626)
                                                         ----------  ----------  ----------  ----------
Cash Flows from Investing Activities
     Utility construction expenditures                     (39,863)    (41,827)    (39,863)    (41,827)
     Contributions to decommissioning funds                 (5,505)     (5,505)     (5,505)     (5,505)
     Other-net                                             (11,519)     (3,089)     (1,203)     (1,788)
     Discontinued operations                                  --         1,374      (9,715)    (27,664)
                                                         ----------  ----------  ----------  ----------
       Net cash used by investing activities               (56,887)    (49,047)    (56,286)    (76,784)
                                                         ----------  ----------  ----------  ----------
Net increase (decrease)                                    (13,957)     35,388     (11,409)     20,321
Cash and temporary investments, beginning of period         96,429      25,405      20,755      11,605
                                                         ----------  ----------  ----------  ----------
Cash and temporary investments, end of period             $ 82,472    $ 60,793    $  9,346    $ 31,926
                                                         ==========  ==========  ==========  ==========
Supplemental disclosure of Cash Flow Information
     Income tax payments                                  $ 51,260    $  9,201    $ 51,260    $  9,201
                                                         ==========  ==========  ==========  ==========
     Interest payments, net of amounts capitalized        $ 24,124    $ 26,298    $ 18,779    $ 22,359
                                                         ==========  ==========  ==========  ==========
Supplemental Schedule of Noncash Investing
  and Financing Activities
     Real estate investments                              $ 31,012    $  5,000        --        --
     Cash paid                                                --          (250)       --        --
                                                         ----------  ----------  ----------  ----------
Liabilities assumed                                       $ 31,012    $  4,750        --        --
                                                         ==========  ==========  ==========  ==========

Net assets of affiliates transferred to parent                --          --      $150,069      --
                                                         ==========  ==========  ==========  ==========

See notes to consolidated financial statements.


            ENOVA CORPORATION/SAN DIEGO GAS & ELECTRIC COMPANY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.	GENERAL

On January 1, 1996 Enova Corporation became the parent of SDG&E and its unregulated subsidiaries. SDG&E's outstanding common stock was converted on a share-for-share basis into Enova Corporation common stock. SDG&E's debt securities, preferred stock and preference stock were unaffected and remain with SDG&E. On January 31, 1996 SDG&E's ownership interests in its subsidiaries were transferred to Enova Corporation at book value, completing the parent company structure. Additional information concerning the effects of the parent company structure is provided in Note 3 herein.

This Quarterly Report on Form 10-Q is a combined filing of Enova Corporation and SDG&E. The financial statements presented herein represent the consolidated statements of Enova Corporation and its subsidiaries (including SDG&E), as well as the stand-alone statements of SDG&E. Unless otherwise indicated, the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein pertain to Enova Corporation as a consolidated entity.

The Registrants believe all adjustments necessary to present a fair statement of the consolidated financial position and results of operations for the periods covered by this report, consisting of recurring accruals, have been made. Certain prior year amounts have been reclassified for comparability.

The Registrants' significant accounting policies, as well as those of their subsidiaries, are described in the notes to consolidated financial statements in its 1995 Annual Report to Shareholders. The same accounting policies are followed for interim reporting purposes.

This quarterly report should be read in conjunction with the Registrants' 1995 Annual Report on Form 10-K. The consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations included in the Registrants' 1995 Annual Report to Shareholders were incorporated by reference into the Registrants' 1995 Annual Report on Form 10-K and filed as an exhibit thereto.

2.	MATERIAL CONTINGENCIES

INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES COMMISSION

In December 1995, the CPUC issued its policy decision on the restructuring of California's electric utility industry to stimulate competition and reduce rates. The decision provides that, beginning in January 1998, customers will be able to buy their electricity through a power exchange that will obtain power from the lowest-bidding suppliers. The exchange is a spot market with published pricing. An independent system operator (ISO) will schedule power transactions and access to the transmission system. Consumers also may choose to continue to purchase from their local utility under regulated tariffs. As a third option, a cross section of all customer groups (residential, industrial, commercial and agricultural) will be able to go directly to any energy supplier and enter into private contracts with generators, brokers or others (direct access). As the direct-access mechanism has many technical issues to be resolved, a 5-year phase-in is planned. All

California electricity consumers will have the option to purchase generation services directly by 2003. The utilities will continue to provide transmission and distribution services to customers who choose to purchase their energy from other providers.

Utilities will, within certain limits, be allowed to recover their "stranded" investment costs incurred for CPUC-approved facilities through the establishment of a non-bypassable competition transition charge (CTC). In addition to $301 million of deferred taxes recoverable in rates, SDG&E has approximately $202 million of other regulatory assets at March 31, 1996 (included in "Deferred Charges and Other Assets" on the Consolidated Balance Sheets), offset by $133 million of regulatory liabilities (included in "Accumulated Deferred Investment Tax Credits" and "Deferred Credits and Other Liabilities" on the Consolidated Balance Sheets). Of these amounts, approximately $64 million (net) is related to generation operations, of which $24 million (net) is related to nuclear operations. Recovery periods currently range from one to 30 years. It is estimated that at March 31, 1996, SDG&E had approximately $940 million of net generating plant (including approximately $740 million of nuclear facilities) currently being recovered in rates over various periods of time. Under the CPUC's industry restructuring decision, to the extent these investments exceed their market values, they must be recouped by 2005 through the CTC mechanism.

In addition, SDG&E has entered into significant long-term purchased-power commitments with various utilities and other providers totaling $3.4 billion. Also, under the CPUC's Biennial Resource Plan Update decision, SDG&E may be required to contract for an additional 500 megawatts of power over 17-year terms. The present value of ratepayer payments beginning in 1997 over the life of these contracts is estimated to be $2.3 billion. Prices under these contracts could significantly exceed the future market price. Both purchased-power and BRPU commitments are indexed to natural gas prices and are subject to significant fluctuation. SDG&E has challenged the CPUC's BRPU decision and the FERC has declared the BRPU auction procedures unlawful under federal law. The CPUC has issued a ruling encouraging SDG&E and other utilities to reach settlements with the auction winners. SDG&E has reached settlement with two auction winners. Settlement discussions with the others are ongoing. However, under the CPUC's industry restructuring decision, existing purchased-power obligations (including qualifying facilities) would be recovered through the CTC mechanism. For purposes of CTC, rates for customers choosing traditional utility service (instead of power exchange or direct access) will be capped at January 1, 1996, levels. Including the CTC, rates cannot exceed the cap and, therefore, recovery of the CTC is limited by the cap.

In April 1996 the CPUC issued an order in response to Pacific Gas and Electric's motion for interim CTC recovery and its concerns over lost revenues from large customers' choosing other electricity providers before plans for deregulation are finalized. The CPUC found that PG&E's request to require customers to pay all of the CTC before leaving the system was too severe a remedy in a competitive market, but that these customers have the responsibility to pay their fair share of transition costs. The CPUC deferred the setting of the interim CTC to a joint committee process open to all parties. SDG&E filed a motion on April 12, 1996 requesting that SDG&E be afforded interim CTC treatment as well and that this effort be consolidated with PG&E's and addressed by the joint committee.

Performance-based regulation will replace cost-of-service regulation for distribution services. SDG&E is currently participating in a performance-based ratemaking process on an experimental basis which began in 1993 and runs through 1998.

The utilities are required to file plans with the CPUC to implement direct access and new or revised PBR proposals. Plans to establish the power exchange and ISO are also required to be filed by the utilities with both the CPUC and the FERC, as the FERC has jurisdiction over the exchange, the ISO and interstate transmission.

The CPUC is currently working on building a consensus on the new market structure with the California Legislature, the governor, utilities and customers. The California Legislature has passed a resolution forming an oversight committee to ensure the legislature's involvement in the policies presented by the CPUC, and that the policies comply with federal and state laws and achieve the objectives both of competition and of the various social programs that are currently funded through utility rates.

As the restructuring of the industry evolves, SDG&E will become more vulnerable to competition. However, based on recent CPUC decisions, recovery of stranded costs is provided for, including recovery of SDG&E's investment in San Onofre Nuclear Generating Station Units 2 and 3. Due to the recent decisions, SDG&E does not anticipate incurring a material charge against earnings for its generating facilities, the related regulatory assets and other long-term commitments. In addition, although California utilities' rates are significantly higher than the national average, SDG&E has a lower concentration of industrial customers and is in its eighth year of being the lowest-cost provider among the investor-owned utilities in California, which make its customers a less-likely target for outside competitors.

SDG&E currently accounts for the economic effects of regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated entity may record a regulatory asset if it is probable that, through the rate-making process, the utility will recover that asset from customers. Regulatory liabilities represent future reductions in revenues for amounts due to customers. Once the restructuring transition is final, SDG&E may not continue to meet the criteria for applying SFAS 71 to all of its operations in the new regulatory framework. In a non-SFAS 71 environment, additions to plant, among other things, would need to be recovered through market prices.

INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY COMMISSION

In April 1996 the FERC issued a final rule that will require all public electric utilities to offer wholesale "open-access" transmission service on a nondiscriminatory basis and to share information about available transmission capacity. In addition, public utilities will be required to functionally price their generation and transmission services separately from each other. The FERC also stated its belief that utilities should be allowed to recover the costs of assets and obligations made uneconomic by the changed regulatory environment. In October 1995 SDG&E filed for approval of its open-access tariffs for its service territory with the FERC in conjunction with its request for a marketing license for Enova Energy, a wholly owned subsidiary of Enova Corporation which desires to transact business at market-based rates in the wholesale energy market. In December 1995 the FERC issued a draft order approving SDG&E's open-access tariff, but rejecting Enova Energy's filing. This limits Enova Energy to cost-based rates. The FERC's final rule and the CPUC's industry restructuring plan will result in the creation of a bid-based wholesale electricity spot market with open-access transmission. The FERC's rule will go into effect during mid 1996.

NUCLEAR INSURANCE

SDG&E and the co-owners of the San Onofre units have purchased primary insurance of $200 million, the maximum amount available, for public liability claims. An additional $8.7 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $32 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.8 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to 2 years, after a waiting period of 21 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $9 million.

3.	DISCONTINUED OPERATIONS

ENOVA CORPORATION:

On June 6, 1995 Enova Corporation sold its investment in Wahlco Environmental Systems, Inc. for $5 million. The sale of Wahlco has been accounted for as a disposal of a segment of business. Enova Corporation's financial statements for prior periods have been restated to reflect Wahlco as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Effects of a Disposal of a Segment of Business." Enova Corporation's discontinued operations are summarized in the table below:





                                      Three Months Ended       Year Ended
                                           March 31,           December 31,
                                      1995           1995      1994     1993
- ------------------------------------------------------------------------------
In millions of dollars
Revenues                               $14            $24       $70      $82
Loss from operations before
  income taxes                           -              -       (70)     (14)
Loss on disposal of Wahlco before
  income taxes                          (9)           (12)        -        -

Income tax benefits                      4             12         7        5
- ------------------------------------------------------------------------------

The loss on disposal of Wahlco was recorded in 1995 and reflects the sale of Wahlco and Wahlco's net operating losses after 1994. The loss from discontinued operations for 1994 was primarily due to the $59 million writedown of Wahlco's goodwill and other intangible assets as a result of the depressed air pollution-control market and increasing competition. The 1995 income tax benefit includes the effects of the 1994 writedown to the extent recognizable thus far.

SDG&E:

SDG&E's financial statements for periods prior to 1996 have been restated to reflect the results of the transferred subsidiaries (described in Note 1 herein) and the sale of Wahlco as discontinued operations. SDG&E's discontinued operations are summarized in the table below.






                                Three Months Ended              Year Ended
                                     March 31,                  December 31
                                       1995          1995      1994     1993
- -------------------------------------------------------------------------------
In millions of dollars
Revenues                               $28            $81      $126      $119
Loss from operations before
  income taxes                          (3)           (24)     (105)      (19)
Loss on disposal of Wahlco
  before income taxes                   (9)           (12)        -         -
Income tax benefits                     11             50        43        22
- -------------------------------------------------------------------------------





The net assets of the subsidiaries (included in "Investments and Other Property" on SDG&E's Consolidated Balance Sheets) at December 31, 1995 are summarized as follows:





- ---------------------------------------------------------------
In millions of dollars
Current assets                                        $ 122
Non-current assets                                      286
Current liabilities                                    ( 62)
Long-term debt and other liabilities                   (214)
- ---------------------------------------------------------------
Net assets                                            $ 132
- ---------------------------------------------------------------

ITEM 2.

    ENOVA CORPORATION/SAN DIEGO GAS & ELECTRIC COMPANY
         MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

On January 1, 1996 Enova Corporation became the parent of SDG&E and its unregulated subsidiaries. SDG&E's outstanding common stock was converted on a share-for-share basis into Enova Corporation common stock. SDG&E's debt securities, preferred stock and preference stock were unaffected and remain with SDG&E. On January 31, 1996 SDG&E's ownership interests in its subsidiaries were transferred to Enova
Corporation at book value, completing the parent company structure. Effective January 1, 1996 SDG&E's financial statements for periods prior to 1996 have been restated to reflect the net results of non-utility subsidiaries as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Effects of a Disposal of a Segment of Business." For additional information see
Notes 1 and 3 of the notes to consolidated financial statements herein, and the 1995 Annual Report on Form 10-K.

The following discussions reflect the results for the three months ended March 31, 1996 compared to the corresponding period in 1995:

OPERATING REVENUES

Electric revenues decreased due primarily to lower purchased power costs and lower authorized return in 1996. Gas revenues and revenues from Enova Corporation's diversified operations did not change significantly.

OPERATING EXPENSES

Purchased power expense decreased due to the availability of lower-cost nuclear generation in 1996. Electric fuel expense did not change significantly, reflecting increased nuclear generation offset by lower natural gas-fired generation. (Energy supply sources were shifted to purchased power and fossil-fuel generation in 1995 as a result of nuclear refuelings during 1995).

EARNINGS

Earnings per common share from continuing operations were $0.57 in 1996, compared to $0.56 for the corresponding period in 1995. The increase in earnings from continuing operations in 1996 is due to Enova Financial's additional investments in affordable-housing limited partnerships.

REGULATORY MATTERS:

CALIFORNIA PUBLIC UTILITIES COMMISSION'S INDUSTRY RESTRUCTURING

In December 1995 the CPUC issued its policy decision on the restructuring of California's electric utility industry to stimulate competition and reduce rates. See additional discussion of industry restructuring in Note 2 of the notes to consolidated financial statements.

SAN ONOFRE NUCLEAR GENERATION STATION UNITS 2 & 3

In April 1996 the CPUC approved the accelerated recovery of existing capital costs over an eight-year period beginning April 15, 1996. During this period, SDG&E's overall authorized rate of return on the investment will be 7.14 percent. The decision includes a performance incentive plan that encourages continued, efficient operation of the plant during the eight-year period. During the eight-year period, customers will pay approximately four cents per kilowatt-hour. This pricing structure replaces the traditional method of recovering the units' operating expenses and capital improvements and is intended to make the units more competitive with other sources.

ELECTRIC RATES

A settlement agreement was filed in February 1996 resolving all issues in the forecast phase of SDG&E's 1996 ECAC application. The settlement recommends a $22 million rate decrease which reflects a lower fuel and purchased-power forecast, previous balancing account overcollections and the 3.8 cents/kwh incremental cost incentive pricing under the SONGS 2 & 3 settlement. The settlement incorporates a plan to refund $35 million of the ECAC balancing account overcollection while amortizing the remainder over 12 months. A final CPUC decision is expected in May 1996. If the settlement is adopted, SDG&E's system average rate will be 9.64 cents/kwh effective June 1, 1996. SDG&E's authorized system average rate is currently 9.87 cents/kwh.

GAS RATES

In April 1996 SDG&E filed its application under the Biennial Cost Allocation Proceeding, proposing a $42 million decrease in natural-gas rates. If approved as filed, the monthly bill of a typical residential natural-gas customer would decrease about $0.63. This request for a rate decrease reflects lower natural-gas transportation costs. Hearings will be scheduled for mid 1996 and a final CPUC decision is expected by December 1996. The rate change would be effective in January 1997 if approved.

In March 1996 SDG&E filed an application with the CPUC for authorization to change its core gas procurement rate on a monthly basis instead of annually in order to better reflect market price changes in SDG&E's customer rates. A CPUC decision is expected in mid-1996.

DEMAND-SIDE MANAGEMENT

SDG&E estimates 1995 shareholder rewards from its DSM programs to be $40 million, an increase compared to 1994 results of $9 million. This increase is due to completion of several large government projects. The rewards will be collected and recorded in earnings over a ten-year period and are subject to CPUC approval which is expected in late 1996.

LIQUIDITY AND CAPITAL RESOURCES:

Utility operations continue to be a major source of liquidity. In addition, financing needs are met primarily through the issuance of short-term and long-term debt, and common and preferred stock. These capital resources are expected to remain available. SDG&E's cash requirements include plant construction and other capital expenditures. Nonutility cash requirements include capital expenditures related to new products; affordable-housing, leasing and other investments; and repayments and retirements of long-term debt. In addition to changes described elsewhere, major changes in cash flows are described below.

OPERATING ACTIVITIES

Besides the effects of other items discussed in this report, the only significant changes in cash flows from operations for the three months ended March 31, 1996 compared to the corresponding 1995 period were related to the changes in income taxes and interest accrued and deferred income taxes and investment tax credits. The changes were due primarily to the differences in timing of income tax payments and payments in connection with an audit of prior income tax returns.

FINANCING ACTIVITIES

Enova Corporation anticipates that it will require only minimal amounts of short-term debt in 1996 primarily for utility operations. Enova does not expect to issue stock or long-term debt in 1996, other than for SDG&E-related refinancings. Enova Financial repaid $12 million of long-term debt during the first quarter of 1996 during the ordinary course of business.

At March 31, 1996 SDG&E had short-term bank lines of $30 million and long-term bank lines of $280 million with short-term loans outstanding of $3.4 million. Commitment fees are paid on the unused portion of the lines. There are no requirements for compensating balances.

On January 15, 1996 SDG&E redeemed its $7.20 series preference stock. The entire $15 million issue was called for mandatory redemption at $101 per share.

Quarterly cash dividends of $0.39 per share were declared for the first quarter of 1996 and for each quarter during the year ended December 31, 1995. The dividend payout ratio for the first quarter of 1996 and years ended December 31, 1995, 1994, 1993, 1992 and 1991 were
68 percent, 80 percent, 130 percent, 82 percent, 81 percent and 79 percent, respectively. The increase in the payout ratio for the year ended December 31, 1994 was due to the writedowns recorded during 1994. For additional information regarding the writedowns, see Enova Corporation's 1995 Annual Report on Form 10-K. The payment of future dividends is within the discretion of the directors and is dependent upon future business conditions, earnings and other factors. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the present level.

SDG&E maintains its capital structure so as to obtain long-term financing at the lowest possible rates. The following table shows the percentages of capital represented by the various components. The capital structures are net of the construction funds held by a trustee in 1992 and 1993.


                                                                March 31,
                               1991   1992   1993   1994   1995   1996
             -----------------------------------------------------------
             Common equity      47%    47%    47%    48%    49%    49%
             Preferred stock     5      5      4      4      4      4
             Debt and leases    48     48     49     48     47     47
             -----------------------------------------------------------
             Total             100%   100%   100%   100%   100%   100%
             -----------------------------------------------------------

The following table lists key financial ratios for SDG&E.



                                         Twelve                     Year
                                       months ended                 ended
                                        March 31,                 December 31,
                                          1996                       1995
                                   -----------------           -------------
Pretax interest coverage                 4.6 X                       4.5 X
Internal cash generation                 107 %                       115 %
Construction expenditures as
   a percent of capitalization           7.7 %                       7.7 %






DERIVATIVES: Enova Corporation's policy is to use derivative financial instruments to reduce its exposure to fluctuations in interest rates and foreign currency exchange rates. These financial instruments are with major investment firms and, along with cash and cash equivalents and accounts receivable, expose Enova Corporation to market and credit risks. These risks may at times be concentrated with certain counterparties. Enova Corporation presently contemplates use of similar instruments to reduce its exposure to fluctuations in natural gas prices. Enova Corporation does not use derivatives for trading or speculative purposes.

SDG&E periodically enters into interest-rate swap and cap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. These swap and cap agreements generally remain off the balance sheet as they involve the exchange of fixed- and variable-rate interest payments without the exchange of the underlying principal amounts. The related gains or losses are reflected in the income statement as part of interest expense. SDG&E would be exposed to interest-rate fluctuations on the underlying debt should other parties to the agreement not perform. Such non-performance is not anticipated. At March 31, 1996 SDG&E had two such agreements, including an index cap agreement on $75 million of bonds maturing in 1996, and a floating-to-fixed-rate swap associated with $45 million of variable-rate bonds maturing in 2002.

SDG&E's pension fund periodically uses foreign currency forward contracts to reduce its exposure from exchange-rate fluctuations associated with certain investments in foreign equity securities. These contracts generally have maturities ranging from three to six months. Such contracts may expose the pension fund to credit loss if the counterparties fail to perform. At March 31, 1996 there were no forward contracts outstanding.

INVESTING ACTIVITIES

Cash used in investing activities for the three months ended March 31, 1996 included utility construction expenditures and payments to its nuclear decommissioning trust. Utility construction expenditures, excluding nuclear fuel and the allowance for equity funds used during construction, were $221 million in 1995 and are estimated to be $220 million in 1996. The company continuously reviews its construction, investment and financing programs and revises them in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Among other things, the level of expenditures in the next few years will depend heavily on the impact of the CPUC's industry restructuring decision, on the timing of expenditures to comply with air emission reduction and other environmental requirements, on the company's plan to transport natural gas to Mexico and, on the scope of Enova Technologies' investment in new technologies. Payments to the nuclear decommissioning trust are expected to continue until SONGS is decommissioned, which is not expected to occur before 2013. Although Unit 1 was permanently shut down in 1992, it is expected to be decommissioned concurrently with Units 2 and 3.

OTHER SIGNIFICANT BALANCE SHEET CHANGES

Besides the effects of items discussed in the preceding pages, significant changes to Enova Corporation's and SDG&E's balance sheets at March 31, 1996, compared to December 31, 1995 were in investments and other property, other current assets, accounts payable, accumulated deferred income taxes and deferred credits and other liabilities. The increase in investments and other property for Enova Corporation was due to Enova Financial's affordable-housing investments. The decrease in investments and other property for SDG&E was due to SDG&E's transfer of the nonutility subsidiaries to Enova Corporation in January 1996. The increases in other current assets and accumulated deferred income taxes were due to differences in the timing of income tax payments. The decrease in accounts payable was due to lower accruals for demand-side management and lower incentive compensation and other expense accruals at March 31, 1996. The decreases in deferred charges and other assets and in deferred credits and other liabilities were due primarily to a decrease in the projected pension benefit obligation as a result of a lower assumed actuarial discount rate.

                       PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

There have been no significant subsequent developments in the Public Service Company of New Mexico, Canadian Natural Gas, and Electric and Magnetic Fields (Covalt and North City West) proceedings. Background information concerning these and the following proceedings is contained in Enova Corporation's 1995 Annual Report on Form 10-K.

SONGS Personal Injury Litigation

In Mettler v. Southern California Edison, et al., on March 25, 1996 the judge granted Southern California Edison's motion for summary judgment based upon the workers' compensation exclusivity rule, thus dismissing Edison from the case. On April 8, 1996 the judge denied SDG&E's motion for summary judgment based on the same theory. There have been no significant subsequent developments in the other SONGS cases.

SDG&E is unable to predict the ultimate outcome of these proceedings.

ITEM 4. - ENOVA CORPORATION

The shareholders of Enova Corporation elected four Class I Directors at the annual meeting on April 23, 1996. The name of each nominee and the number of shares voted for or withheld were as follows:





Nominees                           Votes For           Votes Withheld
- ------------------------------------------------------------------------
Richard C. Atkinson                99,641,466            2,803,388
Stephen L. Baum                    99,668,933            2,775,921
Ann Burr                           99,569,191            2,875,663
Richard A. Collato                 99,691,331            2,753,523



The results of the voting on the following additional items were as follows:

(a)	A shareholder proposal regarding criteria for incentive
      compensation.

	In Favor             16,344,270
	Opposed              65,830,522
	Abstained             3,493,183
	Broker Non-Vote      16,776,879

(b)	A shareholder proposal regarding criteria for stock options.

	In Favor             14,479,136
	Opposed              67,477,641
	Abstained             3,710,891
	Broker Non-Vote      16,777,186



Additional information concerning the election of the board of directors and other proposals is contained in Enova Corporation's 1996 Proxy Statement and Notice of Annual Meeting.

ITEM 4. - SAN DIEGO GAS & ELECTRIC COMPANY

The shareholders of San Diego Gas & Electric Company elected 11 directors at the annual meeting on April 23, 1996. The name of each nominee and the number of preference and preferred shares voted for or withheld are summarized below. All 116,583,358 common shares, which are owned by Enova Corporation, were voted for the nominees.





Nominees					Votes For		Votes Withheld
- ------------------------------------------------------------------------
Richard C. Atkinson                 2,301,402               34,530
Stephen L. Baum                     2,305,902               30,030
Ann Burr                            2,298,502               37,430
Richard A. Collato                  2,302,302               33,630
Daniel W. Derbes                    2,302,302               33,630
Donald E. Felsinger                 2,305,502               30,430
Richard H. Goldsmith                2,300,922               35,010
William D. Jones                    2,301,122               34,810
Ralph R. Ocampo                     2,301,524               34,408
Thomas A. Page                      2,304,742               31,190
Thomas C. Stickel                   2,301,602               34,330





Additional information concerning the election of the board of directors is contained in SDG&E's 1996 Proxy Statement and Notice of Annual Meeting.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 12 - Computation of ratios

	12.1	Computation of Ratio of Earnings to Combined Fixed Charges
		and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

	Exhibit 27 - Financial Data Schedules

	27.1	Financial Data Schedule for the quarter ended March 31,
		1996 for Enova Corporation.

	27.2	Financial Data Schedule for the quarter ended March 31,
		1996 for SDG&E.

(b)	Reports on Form 8-K

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

                                      						ENOVA CORPORATION

	                                        			SAN DIEGO GAS & ELECTRIC COMPANY
	                                           								(Registrants)



Date: April 26, 1996               	By:  /s/ F. H. Ault
                                       ----------------
	                                   				  (Signature)

                        						             F. H. AULT
                                    Vice President and Controller