Form 10-K/A
period 1995-12-31
SAN DIEGO GAS & ELECTRIC CO
filed 1997-02-06
CIK 86521

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
San Diego Gas & Electric Company:            Wholly owned by Enova Corporation

ENOVA CORPORATION

SAN DIEGO GAS & ELECTRIC COMPANY


FORM 10-K/A

AMENDMENT 1



The undersigned registrants hereby amend Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of its Annual Report Report for 1995 on Form 10-K as set forth in the pages attached hereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                							ENOVA CORPORATION

                                							SAN DIEGO GAS & ELECTRIC COMPANY



Date: February 5, 1997				             By:_____/s/F.H.Ault______________________
							                                            (Signature)

                                          									F.H. AULT
							                                   Vice President and Controller

ENOVA CORPORATION PARENT COMPANY OF SDG&E
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
On December 6, 1995, San Diego Gas & Electric Company announced the formation of Enova Corporation as the parent company for SDG&E, an operating public utility, and unregulated subsidiaries. On January 1, 1996, Enova Corporation became the parent of SDG&E. SDG&E's outstanding common stock was converted on a share-for-share basis into Enova Corporation common stock. SDG&E's debt securities, preferred stock and preference stock were unaffected and remain with SDG&E. On January 31, 1996, SDG&E's ownership interests in its subsidiaries were transferred to Enova Corporation at book value, completing the parent company structure. The consolidated financial statements include SDG&E and its subsidiaries and, therefore, also reflect what is now Enova and its subsidiaries. Beginning on January 1, 1996, SDG&E's financial statements for periods prior to 1996 will be restated to reflect the net results of non-utility subsidiaries as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Effects of a Disposal of a Segment of Business."

     SDG&E is engaged in electric and gas businesses. It generates and purchases electric energy and distributes it to 1.2 million customers in San Diego County and an adjacent portion of Orange County, California. It also purchases and distributes natural gas to 700,000 customers in San Diego County and transports gas for others. SDG&E has diversified into other businesses. Enova Financial, Inc., invests in limited partnerships representing approximately 800 affordable-housing projects located throughout the United States. Califia Company leases computer equipment. The investments in Enova Financial and Califia are expected to provide income tax benefits over the next several years. Enova Energy, Inc., is an energy management consulting firm offering services to utilities and large consumers. Pacific Diversified Capital Company is the parent company for non-utility subsidiaries, Phase One Development, Inc., which is engaged in real estate development, and Enova Technologies, Inc. Enova Technologies, whose ownership was transferred directly to Enova Corporation after December 31, 1995, is in the business of developing new technologies generally related to utilities and energy, including certain research transferred from the utility. Enova International was formed after December 31, 1995, to develop and operate natural gas and power projects outside the United States. Additional information regarding SDG&E's subsidiaries is described in Notes 1 and 3 of the notes to consolidated financial statements.

OPERATING REVENUES Electric revenues did not change significantly in 1995 or in 1994, decreasing less than one percent each year. Gas revenues decreased 10 percent in 1995, reflecting lower purchased-gas prices and lower sales volume due to warmer weather and an increase in customers' purchases of gas directly from other suppliers (for whom SDG&E provides transportation).

     Revenues from diversified operations increased in 1994, primarily due to Califia's leasing activities.

OPERATING EXPENSES Electric fuel expense decreased 30 percent in 1995 and 18 percent in 1994. The decrease in 1995 was primarily due to lower prices for natural gas and the shifting of energy supply sources from generation to purchased power as a result of nuclear refuelings during the year. The decrease in 1994 was due to lower prices for natural gas and the replacement of fossil fuel generation with lower-cost nuclear generation.

     Purchased-power expenses decreased in 1995, reflecting a decrease in purchased-power prices, offset by higher volumes. The 5 percent increase in 1994 was primarily due to increased purchases from higher-cost, independent power producers.

     Gas purchased for resale decreased 23 percent in 1995 and 12 percent in 1994. The decrease in 1995 was primarily due to lower prices for natural gas and lower sales volumes due to warmer weather and an increase in customers' purchases of gas directly from other suppliers (for whom SDG&E provides transportation). The decrease in 1994 was due to lower natural gas prices and lower sales volumes due to customers' purchases of gas directly from others.

     The changes in maintenance expenses reflect unusually low charges in 1994, a year which included no nuclear plant refuelings.

OTHER INCOME AND DEDUCTIONS Other income and deductions increased in 1995 and decreased in 1994. These changes, including the change in "Other-net," were primarily due to the 1994 writedowns described in
Note 2 of the notes to consolidated financial statements.


EARNINGS 1995 earnings per common share were $1.94, compared to $1.17 in 1994 and $1.81 in 1993. Earnings per common share from continuing operations were $1.94 in 1995, compared with $1.71 in 1994 and $1.89 in 1993. The increase in earnings in 1995 is due to numerous offsetting factors, including the 1994 writedowns, the increased utility authorized rate of return and changes in incentive awards for performance-based ratemaking and demand-side management programs. The increase in earnings in 1994 was the result of several offsetting factors, including lower operating and maintenance expense, performance-based ratemaking awards and lower utility authorized return.

     Earnings per share for the quarter ended December 31, 1995, were $0.50 compared to $0.47 for the same period in 1994. Earnings per share from continuing operations for the quarter were $0.45 in 1995 and $0.49 in 1994. The latter decrease is due to numerous offsetting factors, including changes in incentive awards for performance-based ratemaking and demand-side management programs, and the increased authorized rate of return.

     Califia and Enova Financial's contributions to earnings for the year were $0.17 in 1995, $0.15 in 1994 and $0.09 in 1993. The impact of the remaining subsidiaries on earnings from continuing operations was not material.

LIQUIDITY AND CAPITAL RESOURCES
Utility operations continue to be a major source of liquidity. In addition, financing needs are met primarily through issuances of short-term and long-term debt, and of common and preferred stock. These capital resources are expected to remain available. Cash requirements
include   plant   construction   and   other   capital   expenditures;
subsidiaries' affordable-housing, leasing and other investments; and repayments and retirements of long-term debt. In addition to changes described elsewhere, major changes in cash flows are described below.

CASH FLOWS FROM OPERATING ACTIVITIES The major changes in cash flows from operations among the three years result from changes in regulatory balancing accounts, income taxes, and accounts payable and other current liabilities. The changes related to regulatory balancing accounts were due primarily to changes in prices for natural gas. The changes related to income taxes (and other current assets) were due primarily to the differences in timing of income tax payments related to regulatory balancing account activity in 1994. The changes related to accounts payable and other current liabilities were due primarily to greater demand-side management activity in December 1995, lower employee incentive compensation and lower construction activity in December 1994.

     Quarterly cash dividends of $0.39 per share have been declared for each quarter during the year ended December 31, 1995. The dividend payout ratio for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 were 80 percent, 130 percent, 82 percent, 81 percent and 79 percent, respectively. The increase in the payout ratio for the year ended December 31, 1994, was due to the writedowns recorded during 1994. Additional information regarding the writedowns is provided in Notes 2 and 3 of the notes to consolidated financial statements. The payment of future dividends is within the discretion of the directors and is dependent upon future business conditions, earnings and other factors. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the present level.

CASH FLOWS FROM FINANCING ACTIVITIES SDG&E  had  only  short-   and
intermediate-term financing needs during 1995 and does not expect to issue any intermediate-term debt in 1996. The utility did not issue stock or long-term debt in 1995, except for refinancings, and does not plan any issuances in 1996, other than refinancings. Subsidiaries Enova Financial, Califia, Pacific Diversified Capital and Phase One Development repaid $40 million in long-term debt in 1995 during the ordinary course of business. To date, it has not been determined whether the nonutility subsidiaries will issue debt in 1996.

     SDG&E's utility capital structure is one factor that has enabled it to obtain long-term financing at attractive rates. The following table shows the percentages of capital represented by the various components. The capital structures are net of the construction funds held by a trustee in 1992 and 1993.

                  1991   1992   1993   1994   1995    Goal
-----------------------------------------------------------
Common equity      47%    47%    47%    48%    49%   45-48%
Preferred stock     5      5      4      4      4      5-7
Debt and leases    48     48     49     48     47    46-49
-----------------------------------------------------------
   Total          100%   100%   100%   100%   100%     100%
___________________________________________________________

     In December 1995, Standard & Poor's and Moody's Investors Service affirmed the ratings of SDG&E following the CPUC's decision on restructuring California's electric utility industry. Moody's affirmed its long-term bond rating of A1 and stable outlook. Standard & Poor's affirmed its long-term bond rating of A+ and negative outlook. Standard & Poor's said the outlook would remain negative pending further study of the financial implications of the restructuring decision, as well as the potential for modification or approval by the governor and the California Legislature.

     On December 19, 1995, the Securities and Exchange Commission approved SDG&E's application to delist its preferred and preference stock from the Pacific Stock Exchange. All SDG&E preferred and preference stock is now listed on the American Exchange only.

     On  January  15, 1996, SDG&E redeemed its $7.20 series preference
stock.   The  entire  $15  million  issue  was  called  for  mandatory redemption at $101 per share.

DERIVATIVES SDG&E's policy is to use derivative financial instruments to reduce its exposure to fluctuations in interest rates and foreign currency exchange rates. These financial instruments are with major investment firms and, along with cash and cash equivalents and accounts receivable, expose SDG&E to market and credit risks. These risks may at times be concentrated with certain counterparties. SDG&E presently contemplates use of similar instruments to reduce its exposure to fluctuations in natural gas prices. SDG&E does not use derivatives for trading or speculative purposes.

     SDG&E periodically enters into interest rate swap and cap agreements to moderate its exposure to interest rate changes and to lower its overall cost of borrowing. These swap and cap agreements generally remain off the balance sheet as they involve the exchange of fixed- and variable-rate interest payments without the exchange of the underlying principal amounts. The related gains or losses are reflected in the income statement as part of interest expense. SDG&E would be exposed to interest-rate fluctuations on the underlying debt should other parties to the agreement not perform. Such non-performance is not anticipated. At December 31, 1995, SDG&E had two such agreements, including an index cap agreement on $75 million of bonds maturing in 1996, and a floating-to-fixed-rate swap associated with $45 million of variable-rate bonds maturing in 2002.

     SDG&E's pension fund periodically uses foreign currency forward contracts to reduce its exposure from exchange-rate fluctuations associated with certain investments in foreign equity securities. These contracts generally have maturities ranging from three to six months. At December 31, 1995, the pension fund held forward Yen-U.S. Dollar contracts totaling $20 million. SDG&E's pension fund is exposed to credit loss if the counterparties fail to perform. Such non-performance is not anticipated.

     Additional information on derivative financial instruments is provided in Note 9 of the notes to consolidated financial statements.

CASH FLOWS FROM INVESTING ACTIVITIES Cash used in investing activities in 1995 included utility construction expenditures and payments to its nuclear decommissioning trust. Construction expenditures, excluding nuclear fuel and the allowance for equity funds used during construction, were $221 million in 1995 and are estimated to be $220 million in 1996. The company continuously reviews its construction, investment and financing programs and revises them in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Among other things, the level of expenditures in the next few years will depend heavily on the impact of the CPUC's industry restructuring decision, on the timing of expenditures to comply with air emission reduction and other environmental requirements, on the company's plan to transport natural gas to Mexico and, on the scope of Enova Technologies' investment in new technologies. These matters are discussed below.

     Payments to the nuclear decommissioning trust are expected to continue until SONGS is decommissioned, which is not expected to occur before 2013. Although Unit 1 was permanently shut down in 1992, it is expected to be decommissioned concurrently with Units 2 and 3.

REGULATORY MATTERS
ELECTRIC RATES In April 1995, the CPUC issued its decision on SDG&E's May 1995 Energy Cost Adjustment Clause Application, approving an $81 million decrease in electric rates effective May 1, 1995. The decrease reflects, among other things, lower fuel and purchased-power costs and the return of previous overcollections from customers. The $81 million ECAC decrease was combined with previously approved increases for cost of capital ($31 million) and base rates ($41 million), resulting in an authorized system average electric rate of $0.0987.

     In October 1995, SDG&E filed its 1996 ECAC rate request with the CPUC for an $18 million decrease in electric rates which, if approved, would result in an authorized system average electric rate of $0.0967 on June 1, 1996. The request reflects lower forecasted prices for fuel and purchased power, lower cost of capital, balancing account activity, and inflation and customer growth based on SDG&E's performance-based ratemaking Base Rates Mechanism formula. Settlement discussions are currently ongoing among SDG&E, the CPUC's Division of Ratepayer Advocates and other parties.

     In December 1995, the CPUC found SDG&E operations to be reasonable for the record period August 1, 1992, through July 31, 1993, except for $1.8 million associated with a wholesale transaction. This is the last comprehensive reasonableness review, since performance-based ratemaking (see below) limits such reviews to those issues causing expenses to fall outside certain parameters.

GAS RATES In July 1995, the CPUC issued its decision on SDG&E's June 1995 application to lower core gas rates by $16 million, effective August 1, 1995. The decrease was based on the decline in gas prices to levels below the Biennial Cost Allocation Proceeding's price forecast that became effective January 1, 1995, and lowered the gas portion of a typical residential SDG&E natural gas bill by $1.60 per month or 6.5 percent.

     In December 1995, the CPUC authorized SDG&E to implement a $21 million natural gas refund as a result of balancing account overcollections from lower-than-expected natural gas commodity costs. The typical customer's refund, distributed in February 1996, averaged $22. In December 1995, the CPUC also authorized a $25 million natural gas rate increase for residential and small-business customers. In January 1996, the typical customer's gas bill increased approximately $1.78 per month, primarily due to an increase in natural gas transportation prices from Southern California Gas and an update of balancing account activity.

PERFORMANCE-BASED RATEMAKING In December 1995, the CPUC issued its decision, authorizing rewards of $3.7 million for electric generation and dispatch (G&D) and $3.8 million for gas procurement based on first-year (August 1993 through July 1994) results of performance-based ratemaking (PBR). The CPUC also found SDG&E's nuclear and gas-storage operations reasonable for the same period.

     In October 1995, SDG&E filed reports with the CPUC on the results of its electric generation and dispatch and gas procurement mechanisms for the year ended July 31, 1995. SDG&E's fuel and purchased-power expenses fell below the benchmarks for these mechanisms by a total of $27.9 million ($2.8 million for G&D and $25.1 million for gas). In its filing for a rate adjustment effective June 1, 1996, SDG&E requested a total shareholder reward of $3.4 million ($0.8 million for G&D and $2.6 million for gas) and that the remainder of these savings be given to customers through lower rates.

     In July 1995, the CPUC authorized $7 million in rewards to shareholders as a result of SDG&E's exceeding CPUC-approved 1994 benchmarks under the base-rates PBR mechanism. Performance measures in the base-rates mechanism measures include customer satisfaction, national rates comparison, system reliability and employee safety.

     These PBR rewards are recorded in advance of receipt only when the entire reward will be collected in rates within 24 months of the CPUC's approval.

     The gas procurement and G&D mechanisms are effective under a previously authorized two-year experiment that began in August 1993. Both have been extended until the Division of Ratepayer Advocates and the Commission Advisory and Compliance Division file their final reports for the year ended July 31, 1995 (expected during the first quarter of 1996). Thereafter, SDG&E will be applying for an extension and modification in conjunction with the restructuring of California's electric utility industry (see "Competition" below), and the existing mechanisms are expected to remain in place until the CPUC acts on the application. The base-rates mechanism was established as a 5-year experimental mechanism that is intended to run from January 1994 through December 1998.

COST OF CAPITAL In November 1995, the CPUC issued its decision authorizing SDG&E, Pacific Gas and Electric, Southern California Edison, Southern California Gas and Sierra Pacific Power 11.60 percent returns on common equity for 1996. (SDG&E's was 12.05 percent in 1995.) SDG&E's resulting rate of return on ratebase is 9.37 percent, compared to 9.76 percent in 1995.

     In October 1995, SDG&E filed a proposal with the CPUC to implement a mechanism to establish its cost of capital beginning in January 1997. Each October, SDG&E's authorized rate of return would be adjusted if single A bond rates change by 1 percent or more from the prior year's benchmark. A 100-basis-point change in single A bond rates would result in a one-half percent change in SDG&E's return-on-equity. In addition, SDG&E's embedded costs of debt and preferred stock would be adjusted to reflect SDG&E's outstanding long-term debt and preferred stock at each September 30 if the return-on-equity adjustment described above is triggered. The adjustments would be effective on January 1 of the following year. The proposal suggests a 3-year trial period during which SDG&E's authorized capital structure would not change.

SAN ONOFRE NUCLEAR GENERATING STATION SDG&E is currently recovering its existing capital investment in San Onofre Nuclear Generating Station Unit 1 over a 4-year period that began in November 1992, when the CPUC issued a decision to permanently shut down the unit. The decision authorized Southern California Edison (majority owner and operator of SONGS) and SDG&E to recover their investments in Unit 1, of which SDG&E's share was $111 million. SDG&E is recovering its investment, earning a return of 9.1 percent. At December 31, 1995, $18 million remained to be recovered.

     In January 1996, the CPUC approved the accelerated recovery of SONGS Units 2 and 3 existing capital costs. The decision allows SDG&E to recover its investment of approximately $750 million over an 8-year period beginning in 1996, rather than over the anticipated operational life of the units, which is expected to extend to 2013. During the 8-year period, the authorized rate of return on the equity portion of the investment will be 90 percent of SDG&E's embedded cost of debt and the return on the debt-financed component will be at 7.52 percent (SDG&E's 1995 authorized cost of debt). The decision includes a performance incentive plan that encourages continued, efficient operation of the plant during the 8-year period. During this period, customers will pay about $0.04 per kilowatt-hour. This pricing structure replaces the traditional method of recovering the units' operating expenses and capital improvements. This is intended to make the units more competitive with other sources.

COMPETITION
ELECTRIC - CALIFORNIA In December 1995, the CPUC issued its policy decision on the restructuring of California's electric utility industry to stimulate competition and reduce rates. Beginning in January 1998, customers can buy their electricity through a power exchange that will obtain power from the lowest-bidding suppliers.
The exchange is a spot market with visible pricing. Consumers also may choose to continue to purchase from their local utility under regulated tariffs. As a third option, a cross section of all customer groups (residential, industrial, commercial and agricultural) will be able to go directly to any energy supplier and enter into private contracts with generators, brokers or others (direct access).
As the direct access mechanism has many technical issues to be resolved, a five-year phase-in is planned. All California electricity customers of investor-owned utilities will have the option to purchase generation services directly by 2003. Key points of the CPUC decision as it relates to SDG&E include:

   - An independent system operator (ISO) will schedule power transactions and access to the state transmission system, enabling competing power producers to have equal opportunity to deliver their supplies. Participation in the power exchange or "pool-based" wholesale electricity market will be voluntary for buyers and sellers, except for the investor-owned utilities. The ISO and the power exchange will be separate, independent entities under Federal Energy Regulatory Commission jurisdiction.

   - Utilities will be allowed to fully recover their "stranded" costs incurred for facilities approved by the CPUC, purchased-power and other contracts, and regulatory assets through the establishment of a non-bypassable competition transition charge (CTC) which all customers will be assessed.

   - Utilities will continue to have the obligation to provide distribution service to all customers and provide least-cost generation service to those customers who do not choose the direct-access option. Performance-based regulation rather than cost-of-service regulation will be used to encourage efficient utility operation.

   - Utilities will continue to have direct control and operation of the distribution business and procurement of generation services for customers who continue to purchase from the utility, which will continue to be regulated by the CPUC. Transmission facilities will be owned by the utilities and operated by the ISO.

   - For purposes of transition cost recovery, rates for customers taking bundled utility service (energy, transmission and distribution included into one rate) will be capped at levels consistent with January 1, 1996, revenue requirements. Including the CTC, rates cannot exceed the cap and, therefore, recovery of the CTC is limited by the cap. If rates not including the CTC meet or exceed the cap for a particular period, no CTC can be recouped, but rather will be accumulated in a balancing account for future recovery (see below).

   - The CPUC supports a non-bypassable surcharge to fund public policy programs.

     The decision identifies three primary sources of transition costs: uneconomic utility-owned generating assets (that portion of fossil units not recoverable in the energy price), existing purchased-power obligations (including qualifying facilities), and regulatory assets and obligations (including deferred operating costs and deferred taxes). By September 1996, the utilities must identify and value investments for inclusion in a transitional balancing account, subject to CPUC review and approval. The transition-balancing account can be adjusted through 2003 for errors or omissions. Collection of any investment-related transition costs must be completed by 2005. Thereafter, participation in the power exchange by investor-owned utilities will be voluntary.

     The decision allows for recovery of all remaining generation investment costs, with a reduced rate of return on any investment-related transition costs. The rate of return for the debt component would be equal to the utility's embedded cost of debt and the rate of return on the equity component would be equal to 90 percent of the embedded cost of debt. SDG&E's authorized cost of debt is 7.52 percent for 1995. The CPUC reduced the rate of return to reflect the perception of lower risk, due to the non-bypassable CTC on distribution customers, and the reduced risk that the plants will be found no longer used and useful and removed from rate base.

     The CPUC's concerns over market-power problems may require investor-owned utilities to divest themselves of a substantial portion of their generating assets. PG&E and Edison are required to file plans to voluntarily divest themselves of at least 50 percent of their fossil-fueled generating assets through a spin-off or sale to a non-affiliated entity. SDG&E is not included in this requirement, as the CPUC does not perceive these market-power problems in San Diego. In order to encourage the voluntary divestiture or spin-off of a utility's fossil generation, the decision provides for a 0.1 percent increase in equity return for each 10 percent of fossil plants disposed of in excess of the mandatory percentage.

     In addition, the utilities are required to file plans with the CPUC to implement direct access and new or revised PBR proposals. Plans to establish the power exchange and ISO are also required to be filed by the utilities with both the CPUC and the FERC, as the FERC has jurisdiction over the exchange, the ISO and interstate transmission.

     The California Legislature has passed a resolution forming an oversight committee to ensure the legislature's involvement in the policies presented by the CPUC, and that the policies comply with federal and state laws, and achieve the objectives both of competition and the various social programs that are currently funded through utility rates.

     The CPUC is currently working on building a consensus on the new market structure with the California Legislature, the governor, utilities and customers.

ELECTRIC-FEDERAL In March 1995, the FERC issued a proposed rule that, if adopted, would require all public utilities to offer wholesale "open-access" transmission service on a nondiscriminatory basis. In addition, public utilities would be required to  functionally  price
their generation and transmission services separately. The FERC also stated its belief that utilities should be allowed to recover the costs of assets and obligations made uneconomic by the changed regulatory environment. Although SDG&E's cost-recovery mechanisms are not currently under the jurisdiction of the FERC, the recognition by the FERC of the propriety of such cost recovery supports the CPUC's similar position.

     In October 1995, SDG&E filed for approval of its open-access tariffs for its service territory with the FERC in conjunction with its request for a marketing license for Enova Energy. In December 1995, the FERC issued a draft order approving SDG&E's open-access tariff, but rejecting Enova Energy's filing. This limits Enova Energy to cost-based rates. All non-rate terms and conditions were accepted subject to the outcome of the FERC's restructuring rulemaking.

     Final approval of the FERC's rule and the CPUC's industry-restructuring plan would result in the creation of a bid-based wholesale electricity spot market with open-access transmission. The FERC is expected to issue a final rule during the first half of 1996.

GAS The ongoing restructuring of the gas utility industry has allowed customers to bypass utilities as suppliers and, to a lesser extent, as
transporters  of  natural  gas.  Currently,  non-utility   electricity
producers and other large customers may use a utility's facilities to transport gas purchased from non-utility suppliers. Also, smaller customers may form groups to buy gas from another supplier. SDG&E would face significant competition if a major pipeline were to operate in or near SDG&E's service territory.

     In September 1995, SDG&E signed an agreement with Pacific Enterprises International, an affiliate of Southern California Gas, and Proxima, a Mexican company, to develop and operate natural gas distribution networks in Baja California, Mexico. Representing SDG&E will be an Enova Corporation subsidiary, Enova International.

     In  November  1995,  Mexico  issued  new  regulations   allowing
privately owned companies, including companies with foreign ownership, to participate in infrastructure projects involving natural gas transportation, storage and distribution. Previously, these activities were conducted by the government-owned oil company, Pemex.

     In November 1995, the three-company consortium submitted a Statement of Interest to the Mexican government requesting a permit to distribute natural gas in the city of Mexicali and surrounding areas. Other companies have also expressed an interest in the project. Under the new regulations, the government will conduct a bidding process before a permit is issued. If the consortium is awarded the permit, it will have an exclusive right to distribute natural gas in that region for 12 years.

     The proposed project would deliver gas to Mexicali through the pipeline network of Southern California Gas in the Imperial Valley. The initial capital will be $10 million to $15 million, and the initial load will be about 10 million cubic feet per day, serving mostly industrial customers. The proposed pipeline network would be continuously expanded to serve residential and commercial customers.

EFFECTS OF REGULATION SDG&E currently accounts for the economic effects of regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated utility may record a regulatory asset if it is probable that, through the rate-making process, the utility will recover that asset from its customers. In the event that
recovery   of  specific  costs  through  rates  becomes  unlikely   or
uncertain,  whether  resulting  from the  effects  of  competition  or regulatory  actions, it could result in the writeoff  of  portions  of
these   regulatory   assets.  In  addition,  once  the   restructuring
transition is final, SDG&E may not continue to meet the criteria for applying SFAS 71 to all of its operations in the new regulatory framework.

     As the restructuring of the industry evolves, SDG&E will become more vulnerable to competition. However, based on recent CPUC decisions, recovery of stranded costs is provided for, including recovery of investment in SONGS Units 2 and 3, and SDG&E does not anticipate incurring a material charge against earnings for its generating facilities, the related regulatory assets and other long-term commitments. In addition, although California utilities' rates are significantly higher than the national average, SDG&E has a lower concentration of industrial customers and for 7 years has been the lowest-cost provider among the investor-owned utilities in California, which make its customers a less likely target for outside competitors.

RESOURCE PLANNING
BIENNIAL RESOURCE PLAN UPDATE PROCEEDING In December 1994, the CPUC issued a decision ordering SDG&E, Pacific Gas and Electric and Southern California Edison to proceed with the BRPU auction. SDG&E was ordered to begin negotiating contracts (ranging from 17 to 30 years) to purchase 500 mw of power from qualifying facilities at an estimated cost of $4.8 billion beginning in 1997. In February 1995, the FERC issued an order declaring the BRPU auction procedures unlawful under federal law. In July 1995, the CPUC issued a ruling encouraging SDG&E, PG&E and Edison to reach settlements with the auction winners. Settlement discussions are ongoing. Additional information on potential stranded costs and SDG&E's purchased-power commitments is described in Notes 10 and 11 of the notes to consolidated financial statements.

SOURCES OF FUEL AND ENERGY SDG&E's primary sources of fuel and purchased power include natural gas from Canada and the Southwest, surplus power from other utilities in the Southwest and the Northwest, and uranium from Canada. SDG&E expects its fuel and purchased-power costs to remain relatively low in the next few years due to the continued availability of surplus power in the Southwest and the continued availability of natural gas. Although short-term natural-gas supplies are volatile due to weather and other conditions, these sources should provide SDG&E with an adequate supply of low-cost natural gas. SDG&E is currently involved in litigation concerning its long-term contracts for natural gas with certain Canadian suppliers. SDG&E has settled with one supplier. SDG&E cannot predict the outcome of the litigation with the other suppliers, but does not expect that an unfavorable outcome would have a material effect on its financial condition or results of operations.

ENVIRONMENTAL MATTERS
SDG&E's operations are conducted in accordance with federal, state and local environmental laws and regulations governing hazardous wastes, air and water quality, land use and solid-waste disposal. SDG&E incurs significant costs to operate its facilities in compliance with these laws and regulations, and to clean up the environment as a result of prior operations of SDG&E or of others. The costs of compliance with environmental laws and regulations are normally recovered in customer rates. However, the CPUC's decision for restructuring the California electric utility industry (see above) will change the way utility rates are set and costs are recovered. Depending on the final outcome of industry restructuring and the impact of competition, the costs of compliance with future environmental regulations may not be fully recoverable.

     Capital expenditures to comply with environmental laws and regulations were $4 million in 1995, $5 million in 1994 and $8 million in 1993, and are expected to aggregate $38 million over the next 5 years. These expenditures primarily include the estimated cost of retrofitting SDG&E's power plants to reduce air emissions. They do not include potential expenditures to comply with water-discharge requirements for the Encina, South Bay and SONGS power plants, which are discussed below.

HAZARDOUS WASTES In May 1994, the CPUC approved a mechanism for utilities to recover their costs to clean up hazardous waste contamination at sites at which the utility may have responsibility or liability under the law to conduct or participate in any required cleanup. Basically, the mechanism allows utilities to recover 90 percent of their cleanup costs and any related costs of litigation with responsible parties, and 70 percent of their costs related to obtaining recovery of such cleanup costs from insurance carriers providing coverage for such costs.

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

     This type of obligation has been imposed upon SDG&E with respect to the Rosen's Electrical Equipment Supply Company site located in Pico Rivera, California. In December 1993, SDG&E received notification that the California Department of Toxic Substances Control (DTSC) considered SDG&E and eight other entities to be potentially responsible parties (PRPs) liable for any required corrective action regarding polychlorinated biphenyls contamination at the Rosen's site. The site was operated between approximately 1948 and 1984. As a part of its operations, Rosen's acquired and scrapped used electrical transformers. SDG&E sold some of its used electrical transformers to Rosen's. The DTSC considers SDG&E to be responsible for about 7 percent of the transformer-related contamination at the site. SDG&E is continuing to investigate this matter. In December 1995, the DTSC issued an Imminent and Substantial Endangerment Determination and Remedial Action Order to SDG&E and 10 other PRPs requiring them to assess and remove the risks of contamination from the site. However, SDG&E and the other PRPs have been negotiating with Rosen's and the DTSC to effect, before April 20, 1996, an alternative consent order which would separate the development of the cleanup plan from the actual cleanup. This would provide the PRPs with greater flexibility to manage and implement the required actions. Based on available information, SDG&E is unable to estimate the range of liability, if any, it may have for the necessary corrective action at this site.

     During the early 1900s SDG&E and its predecessors manufactured gas from oil at its Station A facility and at two other small facilities in Escondido and Oceanside. In 1995, SDG&E commenced an environmental assessment of Station A. Some significant amounts of residual by-products from the gas-manufacturing process have been discovered on portions of the facility during the assessment. However, the magnitude of such contamination has yet to be determined. The assessment will be completed in 1996, at which time the extent of any required remediation activities and a range of costs will be determined. Sufficient information is not currently available to estimate cleanup costs. The Escondido facility has been remediated at a cost of approximately $3 million during the period of 1990 through 1993. A site closure letter for this facility has been obtained from the San Diego County Department of Environmental Health Services. However, contaminants similar to the ones found on the Escondido site have been observed on adjacent parcels of property. SDG&E will assess these contaminants in 1996.

     SDG&E has identified various other sites for which it may bear some responsibility or liability for any corrective action that may be required under federal, state or local environmental laws. SDG&E may be held partially or indirectly responsible for remediation of some of these sites. However, SDG&E is unable to estimate the extent of its responsibility, if any, for remediation. Furthermore, the timing for assessing the costs of remediation at these sites and the number and identities of other parties that may also be responsible (and their respective responsibilities and abilities to share in the cost of the remediation) are also unknown.

ELECTRIC AND MAGNETIC FIELDS (EMF) SDG&E and other utilities are involved in litigation concerning electric and magnetic fields. An unfavorable outcome of this litigation could have a significant impact on the future operations of the electric utility industry, especially if relocation of existing power lines is ultimately required. To date, science has demonstrated no cause-and-effect relationship between cancer and exposure to the type of EMFs emitted by utilities' transmission lines and generating facilities. To respond to public concerns, the CPUC has directed the California utilities to adopt a low-cost EMF-reduction policy that requires reasonable design changes to achieve noticeable reduction of EMF levels that are anticipated from new projects. However, consistent with the major scientific reviews of available research literature, the CPUC has indicated that no health risk has been identified with exposure to EMFs.

AIR QUALITY In 1996, SDG&E must begin to comply with nitrogen dioxide emission limits that the San Diego Air Pollution Control District imposed on electric generating boilers through its Rule 69. Under the initial rule, SDG&E would have been required to retrofit each of its nine boilers with expensive pollution-control equipment to reduce nitrogen dioxide emissions and to maintain the total nitrogen oxide emissions from the entire system below a prescribed emissions cap (having graduated emission reductions to be achieved through 2001). The capital costs of compliance with the initial rule were expected to be approximately $110 million. However, in December 1995, the district amended the rule to remove the individual boiler retrofit requirements, but retained the system-wide emissions cap with further system-wide emission reductions to be achieved by 2005. The estimated capital costs for compliance with the amended rule are approximately $60 million. The California Air Resources Board (ARB) expressed concern that the amendments to Rule 69 did not meet the requirements of the California Clean Air Act. However, the ARB withheld any formal objections pending its review of SDG&E's Rule 69 compliance plan to be submitted in 1996. The ARB may seek to overturn some or all of the Rule 69 amendments or to otherwise impose more restrictive emissions limitations, which would cause SDG&E's Rule 69 compliance costs to increase.

     In 1990 the South Coast Air Quality Management District (AQMD) passed a rule which will require SDG&E's older natural gas compressor engines at its Moreno facility to either meet new stringent nitrogen oxide emission levels or be converted to electric drive. In October 1993, the AQMD adopted a new program called RECLAIM, which replaced existing rules and requires SDG&E's natural-gas compressor engines at its Moreno facility to reduce their nitrogen oxide emission levels by about 10 percent a year through 2003. This will be accomplished through the installation of new emission-monitoring equipment, operational changes to take advantage of low-emission engines and engine retrofits. SDG&E has concluded negotiations with the AQMD that resulted in the reclassification of three of these engines and eliminated the need for certain expensive monitoring equipment for those engines. The cost of complying with RECLAIM may be as much as $3 million.

WATER QUALITY In 1989, SDG&E submitted applications to the San Diego Regional Water Quality Control Board to renew the discharge permits for its South Bay and Encina power plants. Supplemental applications were submitted in 1993. These discharge permits are required to enable SDG&E to discharge its cooling water and certain other treated and nontreated nonhazardous wastewaters into the Pacific Ocean and into San Diego Bay. The permits are, therefore, prerequisites to the continued operation of its power plants as they are now configured. Increasingly stringent cooling-water and wastewater discharge limitations may be imposed in the future, and SDG&E may be required to build additional facilities to comply with these requirements. Such facilities could include wastewater treatment facilities, cooling towers or offshore- discharge pipelines.

     SDG&E anticipates that the regional board will issue a new permit for SDG&E's South Bay power plant in 1996. Pending the regional board's action, the previous permit remains effective.

     The regional board issued SDG&E a new discharge permit for its Encina power plant in November 1994. However, SDG&E's application for an exception to certain thermal-discharge requirements is still pending until the completion of thermal studies to be conducted in 1996. If SDG&E's exception application is denied, SDG&E could be required to construct offshore-discharge facilities at a cost of up to $75 million.

     The California Coastal Commission required a study of the offshore impact on the marine environment from the cooling-water discharge by SONGS Units 2 and 3. The study concluded that some environmental damage is caused by the discharge. To mitigate the environmental damage, the California Coastal Commission ordered Edison and SDG&E to improve the plant's fish-protection system, build a 300-acre artificial reef to help restore kelp beds and restore 150 acres of coastal wetlands. SDG&E may be required to incur capital costs of up to $30 million to comply with this order. The new pricing structure contained in the CPUC's decision regarding accelerated recovery of SONGS Units 2 and 3 (see "San Onofre Nuclear Generating Station" above) accommodates these added mitigation costs. In addition, SDG&E and Edison have asked the California Coastal Commission to reconsider and modify this mitigation plan to reduce the size of the artificial reef and shorten the monitoring period. Negotiations are ongoing.

WOOD-POLE PRESERVATIVES The Pacific Justice Center (Pacific), a for-profit law firm, and the Mateel Environmental Justice Foundation (Mateel), a nonprofit corporation, claim that SDG&E and other utilities and parties have violated California's Safe Drinking Water and Toxic Enforcement Act (Proposition 65) by failing to warn persons who may come into contact with the preservatives used in treated wood utility poles and by allowing such preservatives to be released into sources of drinking water. Some preservatives used in woodpoles are included on California's list of chemicals known to cause cancer or reproductive harm. Proposition 65 requires that prior warning be given to individuals who may be exposed to such chemicals unless the exposure will not pose a significant risk and that these substances not be released into sources of drinking water in significant quantities or otherwise in violation of the law. Violations of the Proposition 65 warning requirement can result in penalties of up to $2,500 per violation. SDG&E believes, on the basis of studies and other information, that exposure to wood poles containing these preservatives does not give rise to a significant risk and, therefore, no warning is required and that significant quantities of these preservatives are not released to any source of drinking water. SDG&E and the other utilities and parties have responded to the claims by denying their validity. In June 1995, Mateel, represented by Pacific, filed a complaint in San Francisco Superior Court against Pacific Bell, PG&E and two wood-pole manufacturers alleging the violations noted above. Although SDG&E was not named in this lawsuit, it is anticipated that Mateel may file a separate lawsuit against SDG&E and other utilities on the same grounds. SDG&E is cooperating with PG&E, Pacific Bell and others to achieve an effective and favorable resolution of this matter.

NEW ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement, which is effective for 1996 financial statements, requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review of recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. As discussed above and in
Note 11 of the notes to consolidated financial statements, the CPUC has issued a decision for restructuring the California electric utility industry to stimulate competition and has indicated that the California utilities will, within certain limits, be allowed recovery of regulatory assets, the excess carrying amount of existing utility plant and obligations under long-term purchased-power contracts over fair-market value over a transition period that ends in 2005. As a result of this and preliminary indications from the FERC on recovery of transition costs arising from industry restructuring, SFAS 121 is not currently expected to have an adverse impact on SDG&E's financial condition or results of operations. However, this may change in the future as restructuring, deregulation and competitive factors take effect in the electric utility industry.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." SFAS 123 is effective for 1996 financial statements and establishes a fair-value-based method of accounting for stock-based compensation plans. SFAS 123 provides a voluntary alternative to the provisions of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." However, it requires pro forma disclosure of the stock-based compensation arrangement's impact on net income and earnings per share as though SFAS 123's fair-value provisions had been adopted. SDG&E currently issues restricted-stock awards under its Long-Term Incentive Plan and expects to adopt the disclosure-only requirement of SFAS 123. Additional information on SDG&E's stock-based compensation plans is provided in Note 7 of the notes to consolidated financial statements.