Form 10-Q/A
period 1996-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 1997-02-06
CIK 86521

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                                  AMENDMENT 1
(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                       September 30, 1996
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ________________  to _________________

               Name of
Commission     Registrant                             IRS Employer
File           as specified        State of           Identification
Number         in its charter      Incorporation      Number
----------     --------------      --------------     --------------
1-11439        ENOVA CORPORATION     California       33-0643023

1-3779         SAN DIEGO GAS &
               ELECTRIC COMPANY      California       95-1184800


101 ASH STREET, SAN DIEGO, CALIFORNIA                           92101
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrants' telephone number, including area code    (619) 696-2000
                                                    -------------------
                                  No Change
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding September 30, 1996:

Enova Corporation                                        116,565,775
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

		Statements of Income. . . . . . . . . . . . . . . . . . . . .3
		Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .5
		Statements of Cash Flows. . . . . . . . . . . . . . . . . . .6
		Notes to Financial Statements . . . . . . . . . . . . . . . .7

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations . . . . . . . 14


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings . . . . . . . . . . . . . . . . . . 21

Item 6.	Exhibits and Reports on Form 8-K. . . . . . . . . . . 22

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . 23

STATEMENTS OF INCOME (unaudited)
In thousands except per share amounts
                                               Enova Corporation
                                                and Subsidiaries                      SDG&E
                                           -----------------------------  -------------------------------
For the three months ended September 30          1996            1995             1996           1995
                                           -----------------------------  -------------------------------
Operating Revenues
Electric                                         $419,809      $396,526         $419,809      $396,526
Gas                                                73,676        68,574           73,676        68,574
Diversified operations                             14,108        13,589             --            --
                                             ------------  ------------       ------------ ------------
   Total operating revenues                       507,593       478,689          493,485       465,100
                                             ------------  ------------       ------------ ------------
Operating Expenses
Electric fuel                                      42,794        31,151           42,794        31,151
Purchased power                                    85,777        91,501           85,777        91,501
Gas purchased for resale                           24,137        19,468           24,283        19,468
Maintenance                                        16,201        18,486           16,201        18,486
Depreciation and decommissioning                   84,607        68,645           79,522        65,485
Property and other taxes                           10,719        11,514           10,719        11,514
General and administrative                         59,024        54,934           54,270        54,611
Other                                              50,786        51,528           38,937        40,715
Income taxes                                       46,262        41,160           59,154        50,956
                                             ------------  ------------       ------------ ------------
   Total operating expenses                       420,307       388,387          411,657       383,887
                                             ------------  ------------       ------------ ------------
Operating Income                                   87,286        90,302           81,828        81,213
                                             ------------  ------------       ------------ ------------
Other Income and (Deductions)
Allowance for equity funds used
   during construction                              1,443         1,434            1,443         1,434
Taxes on nonoperating income                       (2,086)       (2,127)          (2,514)       (1,727)
Other - net                                         5,016          (409)           5,443         3,428
                                             ------------  ------------       ------------ ------------
   Total other income and
        (deductions)                                4,373        (1,102)           4,372         3,135
                                             ------------  ------------       ------------ ------------
Income Before Interest Charges                     91,659        89,200           86,200        84,348
                                             ------------  ------------       ------------ ------------
Interest Charges
Long-term debt                                     22,423        22,476           19,228        20,470
Short-term debt and other                           5,527         5,534            5,527         6,142
Allowance for borrowed funds
   used during construction                          (682)         (630)            (682)         (630)
Preferred dividend requirements of
   SDG&E                                            1,646         1,916             --            --
                                             ------------  ------------       ------------ ------------
   Net interest charges                            28,914        29,296           24,073        25,982
                                             ------------  ------------       ------------ ------------
Income From Continuing Operations                  62,745        59,904           62,127        58,366
Discontinued Operations, Net Of
   Income Taxes                                      --            --               --           3,454
                                             ------------  ------------       ------------ ------------

Net Income                                         62,745        59,904           62,127        61,820
Preferred Dividend Requirements                      --            --              1,646         1,916
                                             ------------  ------------       ------------ ------------
Earnings Applicable to Common Shares              $62,745       $59,904          $60,481       $59,904
                                             ============  ============       ============ ============
Average Common Shares Outstanding                 116,566       116,538
                                             ============  ============
Earnings Per Common Share from
   Continuing Operations                            $0.54         $0.51
                                             ============  ============
Earnings Per Common Share                           $0.54         $0.51
                                             ============  ============
Dividends Declared Per Common Share                 $0.39         $0.39
                                             ============  ============

See notes to consolidated financial statements.


STATEMENTS OF INCOME (unaudited)
In thousands except per share amounts
                                               Enova Corporation
                                                and Subsidiaries                     SDG&E
                                        -------------------------------   ----------------------------
For the nine months ended September 30        1996            1995            1996            1995
                                        -------------------------------   ----------------------------
Operating Revenues
Electric                                     $1,164,073      $1,130,530     $1,164,073     $1,130,530
Gas                                             239,575         229,897        239,575        229,897
Diversified operations                           40,809          41,456           --             --
                                           ------------    ------------   ------------   ------------
   Total operating revenues                   1,444,457       1,401,883      1,403,648      1,360,427
                                           ------------    ------------   ------------   ------------
Operating Expenses
Electric fuel                                    92,198          75,480         92,198         75,480
Purchased power                                 233,925         262,702        233,925        262,702
Gas purchased for resale                         93,324          82,610         93,169         82,610
Maintenance                                      47,854          55,194         47,854         55,194
Depreciation and decommissioning                248,536         208,354        234,326        194,857
Property and other taxes                         33,930          34,193         33,930         34,193
General and administrative                      156,956         140,521        148,630        138,988
Other                                           154,187         156,011        119,370        123,353
Income taxes                                    128,744         123,373        164,406        150,816
                                           ------------    ------------   ------------   ------------
   Total operating expenses                   1,189,654       1,138,438      1,167,808      1,118,193
                                           ------------    ------------   ------------   ------------
Operating Income                                254,803         263,445        235,840        242,234
                                           ------------    ------------   ------------   ------------
Other Income and (Deductions)
Allowance for equity funds used
   during construction                            4,159           4,447          4,159          4,447
Taxes on nonoperating income                     (1,001)           (950)        (2,229)        (1,750)
Other - net                                       2,394          (3,354)         2,954          2,093
                                           ------------    ------------   ------------    -----------
   Total other income and
        (deductions)                              5,552             143          4,884          4,790
                                           ------------    ------------   ------------    -----------
Income Before Interest Charges                  260,355         263,588        240,724        247,024
                                           ------------    ------------   ------------    -----------
Interest Charges
Long-term debt                                   66,856          72,122         57,438         62,592
Short-term debt and other                        14,891          14,425         14,891         15,783
Allowance for borrowed funds
   used during construction                      (2,476)         (2,013)        (2,476)        (2,013)
Preferred dividend requirements of
   SDG&E                                          4,937           5,747             --             --
                                           ------------    ------------   ------------   ------------
Net interest charges                             84,208          90,281         69,853         76,362
                                           ------------    ------------   ------------   ------------
Income From Continuing Operations               176,147         173,307        170,871        170,662
Discontinued Operations, Net Of
   Income Taxes                                    --            (6,168)          --            2,224
                                           ------------    ------------   ------------   ------------

Net Income                                      176,147         167,139        170,871        172,886
Preferred Dividend Requirements                    --              --            4,937          5,747
                                           ------------    ------------   ------------   ------------
Earnings Applicable to Common Shares           $176,147        $167,139       $165,934       $167,139
                                           ============    ============   ============   ============
Average Common Shares Outstanding               116,567         116,535
                                           ============    ============
Earnings Per Common Share from
Continuing Operations                             $1.51           $1.48
                                           ============    ============
Earnings Per Common Share                         $1.51           $1.43
                                           ============    ============
Dividends Declared Per Common Share               $1.17           $1.17
                                           ============    ============

See notes to consolidated financial statements.


BALANCE SHEETS
In thousands of dollars
                                                Enova Corporation
                                                 and Subsidiaries                      SDG&E
                                             -----------------------------   -----------------------------
Balance at                                    September 30,   December 31,    September 30,  December 31,
                                                  1996           1995            1996           1995
                                              (unaudited)                     (unaudited)
                                             -----------------------------   -----------------------------
ASSETS
Utility plant - at original cost                 $5,646,801     $5,533,554     $5,646,801     $5,533,554
Accumulated depreciation
   and decommissioning                           (2,546,613)    (2,355,213)    (2,546,613)    (2,355,213)
                                                 -----------    -----------    -----------    -----------
   Utility plant-net                              3,100,188      3,178,341      3,100,188      3,178,341
                                                 -----------    -----------    -----------    -----------
Investments and other property                      577,286        532,289        305,418        448,860
                                                 -----------    -----------    -----------    -----------
Current assets
Cash and temporary investments                      192,481         96,429        117,875         20,755
Accounts receivable                                 204,572        178,155        194,558        178,091
Due from affiliates                                    --             --           12,380           --
Notes receivable                                     35,090         34,498           --             --
Inventories                                          63,914         67,959         63,035         67,959
Other                                                31,109         41,012         21,497         29,419
                                                 -----------    -----------    -----------    -----------
   Total current assets                             527,166        418,053        409,345        296,224
                                                 -----------    -----------    -----------    -----------
Deferred taxes recoverable in rates                 276,035        298,748        276,035        298,748
                                                 -----------    -----------    -----------    -----------
Deferred charges and other assets                   279,386        321,193        222,747        250,440
                                                 -----------    -----------    -----------    -----------
   Total                                         $4,760,061     $4,748,624     $4,313,733     $4,472,613
                                                 ===========    ===========    ===========    ===========
CAPITALIZATION AND LIABILITIES
Capitalization
Common equity                                    $1,559,227     $1,520,070     $1,399,373     $1,520,070
Preferred stock of SDG&E
   Not subject to mandatory redemption               78,475         93,475         78,475         93,475
   Subject to mandatory redemption                   25,000         25,000         25,000         25,000
Long-term debt                                    1,443,344      1,350,094      1,289,507      1,217,026
                                                 -----------    -----------    -----------    -----------
   Total capitalization                           3,106,046      2,988,639      2,792,355      2,855,571
                                                 -----------    -----------    -----------    -----------
Current liabilities
Long-term debt redeemable
   within one year                                     --          115,000           --          115,000
Current portion of long-term debt                    69,921         36,316         33,615          8,835
Accounts payable                                    120,723        145,517        120,044        145,273
Dividends payable                                    47,106         47,383         47,106         47,383
Interest and taxes accrued                           27,054         22,537         30,819         23,621
Regulatory balancing accounts
   overcollected-net                                200,822        170,761        200,822        170,761
Other                                               150,335        125,438         91,152         90,119
                                                 -----------    -----------    -----------    -----------
   Total current liabilities                        615,961        662,952        523,558        600,992
                                                 -----------    -----------    -----------    -----------
Customer advances for construction                   34,677         34,698         34,677         34,698
Accumulated deferred income taxes-net               542,835        523,335        546,040        536,324
Accumulated deferred investment
   tax credits                                      100,156        104,226        100,156        104,226
Deferred credits and other liabilities              360,386        434,774        316,947        340,802
Contingencies (Note 2)                                 --             --             --             --
                                                 -----------    -----------    -----------    -----------
   Total                                         $4,760,061     $4,748,624     $4,313,733     $4,472,613
                                                 ===========    ===========    ===========    ===========

See notes to consolidated financial statements.



STATEMENTS OF CASH FLOWS (unaudited)
In thousands of dollars
                                                            Enova Corporation
                                                            and Subsidiaries               SDG&E
                                                         ----------------------    ----------------------
For the nine months ended September 30                     1996         1995          1996         1995
                                                         ----------------------    ----------------------
Cash Flows from Operating Activities
Income from continuing operations                        $ 176,147    $ 173,307    $ 170,871    $ 170,662
Adjustments to reconcile income from continuing
  operations to net cash provided by operating activities
   Depreciation and decommissioning                        248,536      208,354      234,326      194,857
   Amortization of deferred charges and other assets         4,267       10,350        3,536       10,350
   Amortization of deferred credits
     and other liabilities                                 (28,608)     (24,561)      (2,883)        (877)
   Allowance for equity funds used during construction      (4,159)      (4,447)      (4,159)      (4,447)
   Deferred income taxes and investment tax credits        (29,308)      (6,598)     (28,603)      (6,802)
   Other-net                                                23,199       14,653        5,080       (2,835)
Changes in working capital components
   Accounts and notes receivable                           (27,009)      (3,942)     (16,467)       1,323
   Regulatory balancing accounts                            30,061       76,548       30,061       76,548
   Inventories                                               4,045        2,606        4,924        2,606
   Other current assets                                     (8,986)         830      (10,424)         944
   Interest and taxes accrued                               62,054       44,081       64,440       44,299
   Accounts payable and other current liabilities          (13,960)     (23,374)     (24,196)     (35,202)
Cash flows provided (used) by discontinued operations         --           (168)     (11,544)      21,960
                                                         ----------   ----------   ----------   ----------
Net cash provided by operating activities                  436,279      467,639      414,962      473,386
                                                         ----------   ----------   ----------   ----------
Cash Flows from Financing Activities
   Dividends paid                                         (136,388)    (135,180)    (141,594)    (140,927)
   Short-term borrowings-net                                  --        (89,325)        --        (58,325)
   Issuance of long-term debt                              169,452      124,641      167,152      123,734
   Repayment of long-term debt                            (199,816)    (102,074)    (174,743)     (76,117)
   Redemption of common stock                                 (480)         (29)        --            (29)
   Redemption of preferred stock                           (15,155)         (18)     (15,155)         (18)
                                                         ----------   ----------   ----------   ----------
Net cash used by financing activities                     (182,387)    (201,985)    (164,340)    (151,682)
                                                         ----------   ----------   ----------   ----------
Cash Flows from Investing Activities
   Utility construction expenditures                      (144,192)    (146,569)    (144,192)    (146,569)
   Contributions to decommissioning funds                  (16,527)     (16,527)     (16,527)     (16,527)
   Other-net                                                 2,879        7,008       16,932       (1,116)
   Discontinued operations                                    --          5,122       (9,715)     (44,486)
                                                         ----------   ----------   ----------   ----------
Net cash used by investing activities                     (157,840)    (150,966)    (153,502)    (208,698)
                                                         ----------   ----------   ----------   ----------
Net increase                                                96,052      114,688       97,120      113,006
Cash and temporary investments, beginning of period         96,429       25,405       20,755       11,605
                                                         ----------   ----------   ----------   ----------
Cash and temporary investments, end of period            $ 192,481    $ 140,093    $ 117,875    $ 124,611
                                                         ==========   ==========   ==========   ==========
Supplemental Disclosure of Cash Flow Information
   Income tax payments                                   $ 112,528    $  97,960    $ 146,934    $  97,960
                                                         ==========   ==========   ==========   ==========
   Interest payments, net of amounts capitalized         $  74,754    $  82,136    $  64,570    $  73,746
                                                         ==========   ==========   ==========   ==========
Supplemental Schedule of Noncash Investing
  and Financing Activities
   Real estate investments                               $  52,367    $  32,553    $    --      $    --
   Cash paid                                                  --           (250)        --           --
                                                         ----------   ----------   ----------   ----------
   Liabilities assumed                                   $  52,367    $  32,303    $    --      $    --
                                                         ==========   ==========   ==========   ==========

Net assets of affiliates transferred to parent           $    --      $     --     $ 150,069    $    --
                                                         ==========   ==========   ==========   ==========
See notes to consolidated financial statements.

            ENOVA CORPORATION/SAN DIEGO GAS & ELECTRIC COMPANY
                  NOTES TO FINANCIAL STATEMENTS (Unaudited)


1.	GENERAL

In January 1996 Enova Corporation became the parent company of SDG&E and its subsidiaries. At that time SDG&E's ownership interests in its subsidiaries were transferred to Enova Corporation at book value.
Additional information concerning the effects of the parent company structure is provided in Note 3 herein.

On October 14, 1996 Enova Corporation and Pacific Enterprises (parent company of Southern California Gas Company) announced that they have agreed to combine the two companies. As a result of the combination, which was unanimously approved by the Boards of Directors of both companies, (i) each outstanding share of common stock of Enova Corporation will be converted into one share of common stock of the new company, (ii) each outstanding share of common stock of Pacific Enterprises will be converted into 1.5038 shares of the new company's common stock and (iii) the preferred stock and preference stock of Pacific Enterprises, SDG&E and Southern California Gas Company will remain outstanding.

Consummation of the combination is conditional upon, among other things, the approvals of each company's shareholders, the California Public Utilities Commission and various other regulatory bodies. Completion of the combination is expected by the end of 1997. In the interim, Enova Corporation and Pacific Enterprises are separately proceeding with plans to form a joint venture to provide integrated energy and energy-related products and services.

This Quarterly Report on Form 10-Q is a combined filing of Enova Corporation and SDG&E. The financial statements presented herein represent the consolidated statements of Enova Corporation and its subsidiaries (including SDG&E), as well as the stand-alone statements of SDG&E. Unless otherwise indicated, the "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein pertain to Enova Corporation as a consolidated entity.

The Registrants believe all adjustments necessary to present a fair statement of the financial position and results of operations for the periods covered by this report, consisting of recurring accruals, have been made. Certain prior-year amounts have been reclassified for comparability. The Registrants' significant accounting policies are described in the notes to consolidated financial statements in the 1995 Annual Report to Shareholders. The same accounting policies are followed for interim reporting purposes.

This quarterly report should be read in conjunction with the Registrants' 1995 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the three months ended March 31, 1996 and the six months ended June 30, 1996. The consolidated financial statements and Management's Discussion & Analysis of Financial Condition and Results of Operations included in the 1995 Annual Report to Shareholders were incorporated by reference into the 1995 Annual Report on Form 10-K and filed as an exhibit thereto.

2. MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA

In December 1995, the CPUC issued its policy decision on the restructuring of California's electric utility industry to stimulate competition and reduce rates. On September 23, 1996 California Governor Wilson signed into law a bill restructuring the industry (AB 1890). The legislation was unanimously passed by the California Legislature in August 1996 and supersedes the CPUC policy decision when in conflict.

The CPUC's decision provides that, beginning in January 1998, customers will be able to buy their electricity through a power exchange that will obtain power from the lowest-bidding suppliers. The power exchange will serve as a wholesale power pool allowing all energy producers to participate competitively. An independent system operator (ISO) will schedule power transactions and access to the transmission system. Consumers may also choose to continue to purchase from their local utility under regulated tariffs or to enter into private contracts with generators, brokers or others (direct access). The local utility will continue to provide distribution services no matter which method the consumer chooses (power exchange, direct access or local utility). In addition, within certain limits, utilities will be allowed to recover their "stranded" costs incurred for certain above-market CPUC-approved facilities, contracts and obligations through the establishment of a nonbypassable competition transition charge (CTC). Performance-based regulation will replace cost-of-service regulation.


The California legislation adopts the CPUC's market structure and allows for recovery of stranded investment. However, the bill contains a few key differences. Recovery of stranded costs will be accelerated to December 31, 2001 (instead of 2005), with certain exceptions. At the start of the new competitive market (scheduled for January 1, 1998), SDG&E will receive approximately $500 million from the proceeds of rate-reduction bonds issued by an agency of the State of California. SDG&E and the two other major investor-owned utilities in California are in discussions with the Securities and Exchange Commission concerning the accounting for the receipt. There will be no gain or loss from the issuance of the bonds or the receipt of the proceeds. SDG&E has not yet determined how the proceeds will be used and, therefore, is unable to project the impact on liquidity or on results of operations from utilization of the proceeds.
These bonds will be repaid over approximately ten years by SDG&E's residential and small commercial customers via a separate charge on their electric bills and will be non-recourse to SDG&E. Receipt of the $500 million will enable SDG&E to effect a decrease in rate base, which will result in a ten percent reduction of residential and small commercial customers' rates beginning in January 1998. These rates, including the bond-repayment charge, will remain at that level until approximately March 31, 2002. Until the earlier of that date or transition cost recovery is complete, SDG&E's system average rate will be frozen at June 10, 1996 levels, except for the impact of fuel cost changes. If fuel costs change significantly, SDG&E may seek CPUC authority to increase or decrease rates to compensate therefor, but rates cannot be increased so as to raise SDG&E's system average rate above 9.985 cents per kwh. For purposes of transition cost recovery, overcollections recorded in the Energy Cost Adjustment Clause and Electric Revenue Adjustment Mechanism balancing accounts as of December
31, 1996 will be credited to the recovery of transition costs on January
1, 1997. With certain exceptions, stranded costs not recovered by December 31, 2001 will not be collected from customers. Such costs, if any, would be written off as a charge against earnings. AB 1890 clarifies that all existing and future consumers must pay CTC except for a segment of self-generators and irrigation districts. SDG&E has very few, if any, of these types of customers and does not anticipate a material impact from the exemption.


The CPUC is currently attempting to meld its restructuring plan with that of the California legislature. California's three major investor-owned utilities filed cost-recovery plans with the CPUC in October 1996 in response to AB 1890. Related to this cost-recovery filing are SDG&E's October 1996 transition cost application and a rate and product unbundling application to be filed in November 1996. The scope of the transition costs related to the CTC includes generation-related assets and obligations that were being collected in rates on December 20, 1995 and that may become uneconomic as a result of a competitive generation market. In its transition cost application SDG&E identifies the following transition costs totaling $2 billion:

			Nuclear generation (SONGS)		         $805 million
			Non-nuclear generation			             490
			Qualifying facilities purchases	      383
			Other power purchases			              315
			Other regulatory commitments		         25

These identified transition costs are subject to a CPUC audit, which is expected to commence in early November 1996. The amounts include sunk costs, as well as on-going costs the CPUC finds reasonable and necessary to maintain generation facilities through December 31, 2001. Qualifying facilities purchases include approximately 100 existing contracts, some of which extend to the year 2025, to the extent the costs are above market price. Other power purchases consist of two long-term contracts to the extent they exceed market. Both the CPUC policy decision and AB 1890 provide that above-market costs for existing power purchase and QF contracts may be recovered over the term of the contracts or sooner. Regulatory commitments are the generation-related portion of sunk costs arising from regulatory assets or liabilities related to various deferred costs, timing differences, outstanding balancing account balances and other items SDG&E has accrued under cost-of-service regulation. Nuclear decommissioning costs are nonbypassable until fully recovered, but are not included as part of CTC. However, recovery of these costs may be accelerated to the extent possible.

In April 1996, based on Pacific Gas & Electric's motion for interim CTC recovery and concerns over lost revenues from large customers' choosing other suppliers before plans for deregulation are finalized, SDG&E filed a motion requesting that it also be afforded interim CTC treatment. The CPUC has not acted on that motion as yet, but, based on the clarification contained in AB 1890, SDG&E is evaluating the need to pursue the issue.

The rate and product unbundling application which SDG&E expects to file in November 1996 will be the primary proceeding for establishing the specific rates and charges to be in place on January 1, 1998. SDG&E will identify and separate individual rate components such as charges for energy, transmission, distribution, public-benefit programs, nuclear decommissioning, recovery of uneconomic costs and the rate-reduction bonds repayment.

In the new competitive environment performance-based regulation will replace cost-of-service regulation for generation in order to encourage efficient utility operation and lead to a truly competitive environment over the passage of time. Rates for distribution services will remain cost-of-service based, utilizing PBR to encourage efficient operation, replacing the former General Rate Case-based cost-of-service regulation. On an experimental basis SDG&E is participating in a PBR process for gas procurement, electric generation and dispatch, and base rates, beginning in 1993 and running through 1997. SDG&E has filed plans with the CPUC to extend these PBR mechanisms and a proposal for a new generation PBR. The new generation PBR would allow SDG&E to recover its costs of production and the cost of having its generating units available, as well as mitigate any market-power issues.


As restructuring evolves, SDG&E will become more vulnerable to competition. However, based on recent CPUC decisions and new legislation, recovery of stranded costs is provided for. Based on this, SDG&E does not anticipate incurring a material charge against earnings for its generating facilities, the related regulatory assets and other long-term commitments. This is based on SDG&E's estimates of distribution sales volumes and the total of all costs other than recovery of stranded costs, since recovery of stranded costs will come primarily from the excess of electric revenue over other costs. The compilation of these estimates indicates that such excess will probably be sufficient to recover the stranded costs (excluding nuclear decommissioning and power purchase contracts except to the extent they occur during the transition period).


SDG&E accounts for the economic effects of regulation in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated entity may record a regulatory asset if it is probable that, through the rate-making process, the utility will recover that asset from customers. Regulatory liabilities represent future reductions in revenues for amounts due to customers.

Once the restructuring transition is final, SDG&E may not continue to meet the criteria for applying SFAS 71 to all of its operations in the new regulatory framework. In a non-SFAS 71 environment, among other things, additions to plant would need to be recovered through market prices.

ELECTRIC INDUSTRY RESTRUCTURING -- FEDERAL

In April 1996 the FERC issued a final rule that will require all utilities to offer wholesale "open-access" transmission service on a nondiscriminatory basis and to share information about available transmission capacity. In addition, utilities will be required to functionally price their generation and transmission services separately from each other. The FERC also stated its belief that utilities should be allowed to recover the costs of assets and obligations made uneconomic by the changed regulatory environment. In July 1996 SDG&E filed open-access transmission tariffs that comply with the FERC's April 1996 rule described above. These tariffs immediately became effective.

In April 1996 California's three major investor-owned utilities filed plans to establish the power exchange and ISO with the FERC, which has jurisdiction over the exchange, the ISO and interstate transmission. The FERC is currently holding technical conferences and reviewing the issues.


Several bills on electric industry restructuring have been filed recently at the Federal level. One bill would make states establish rules to let all residences, businesses and industries choose their own power suppliers by December 15, 2000, or force states to give way to the FERC to open the local market to competition after 2000. Another bill calls for full customer choice by January 1, 1998. This measure provides that if retail choice is not a reality by that date, the FERC will set rates until competition takes effect. A third bill, introduced on the last day of the 1996 Congressional session and, therefore, too late for hearings or debate, would, if reintroduced and enacted as written, supercede state regulations and legislations, and prevent utility customers from being charged for stranded investments of the utilities. The other bills left the recovery of stranded costs to the discretion of each state.


NUCLEAR INSURANCE

SDG&E and the co-owners of San Onofre Nuclear Generating Station have purchased primary insurance of $200 million, the maximum amount available, for public liability claims. An additional $8.7 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among the utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $32 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public liability limit stated above is insufficient, federal law provides for Congress to enact further revenue-raising measures to pay claims. These measures could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.8 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes payments for up to 3 years, after a waiting period of 21 weeks. Coverage is provided through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $5.3 million.

CANADIAN GAS

SDG&E has long-term pipeline capacity commitments related to its contracts for Canadian natural gas supplies. These contracts are currently in litigation, as described in Part II, Item 1, "Legal
Proceedings," herein. If the supply of Canadian natural gas to SDG&E is not resumed to a level approximating the related committed long-term pipeline capacity, SDG&E intends to use the excess capacity in other ways.

3.	DISCONTINUED OPERATIONS

As discussed in Note 1 herein, in January 1996 Enova Corporation became the parent of SDG&E and its unregulated subsidiaries. At that time SDG&E's ownership interests in its subsidiaries were transferred to Enova Corporation at book value. SDG&E's financial statements for periods prior to 1996 have been restated to reflect the results of that transfer and the June 1995 sale of Wahlco Environmental Systems, Inc. as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Effects of a Disposal of a Segment of Business." SDG&E's discontinued operations are summarized in the table below.

                                      Nine Months Ended            Year Ended
                                        September 30,              December 31
                                            1995            1995      1994     1993
-------------------------------------------------------------------------------------
In millions of dollars
Revenues                                     $65            $81      $126      $119
Loss from operations before
  income taxes                               (20)           (24)     (105)      (19)
Loss on disposal of Wahlco
  before income taxes                        (10)           (12)        -         -
Income tax benefits                           32             50        43        22
-------------------------------------------------------------------------------------

                                     12

The net assets of the subsidiaries (included in "Investments and Other Property" on SDG&E's Balance Sheets) at December 31, 1995 are summarized as follows:

---------------------------------------------------------------
In millions of dollars
Current assets                                        $ 122
Non-current assets                                      286
Current liabilities                                    ( 62)
Long-term debt and other liabilities                   (214)
---------------------------------------------------------------
Net assets                                            $ 132
---------------------------------------------------------------

              ENOVA CORPORATION/SAN DIEGO GAS & ELECTRIC COMPANY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION


OVERVIEW:

In January 1996 Enova Corporation became the parent of SDG&E, and SDG&E's ownership interests in its subsidiaries were transferred to the parent company. Effective January 1, 1996 SDG&E's financial statements for periods prior to 1996 have been restated to reflect the net results of subsidiaries as discontinued operations.

On October 14, 1996 Enova Corporation and Pacific Enterprises announced that they have entered into an agreement, unanimously approved by the Boards of Directors of both companies, to combine the two companies. Consummation of the combination is conditional upon, among other things, the approvals of each company's shareholders, the California Public Utilities Commission and various other regulatory bodies. Completion of the combination is expected by the end of 1997.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. When used in "Management's Discussion and Analysis of Financial Condition and Results of Operations," the words "estimates", "expects", "anticipates", "plans" and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.

Although the Registrants believe that their expectations are based on reasonable assumptions, they can give no assurance that those expectations will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include political developments affecting state and federal regulatory agencies, the pace of electric industry deregulation in California and in the United States, the existence of or ability to create a market for rate-reduction bonds, the ability to effect a coordinated and orderly implementation of both state legislation and the CPUC's restructuring regulations, the consummation and timing of the combination of Enova Corporation and Pacific Enterprises, international political developments, and the timing and extent of changes in interest rates and prices for natural gas and electricity.

RESULTS OF OPERATIONS:

The following discussions reflect the results for the nine months and three months ended September 30, 1996 compared to the corresponding periods in 1995:

EARNINGS

Earnings per common share from continuing operations for the three months ended September 30, 1996 were $0.54, up $0.03 per share from the same period in 1995. Earnings per share from continuing operations for the nine months ended September 30, 1996 were $1.51, up from $1.48 per share for the same period in 1995. The change in the three-month earnings results primarily from the CPUC's approval of SDG&E's 1995 base rates performance-based ratemaking reward and lower operating and maintenance expenses. The increase in earnings for the nine months is due to various offsetting factors, including changes in incentive rewards for PBR and demand-side management programs, a higher authorized rate base and Enova Financial's additional investments in affordable-housing limited partnerships.

OPERATING REVENUES

Electric revenues increased for the nine months and three months ended September 30, 1996 from the corresponding periods in 1995 primarily due to the accelerated recovery of SONGS Units 2 and 3 as further discussed in "Operating Activities" below.

OPERATING EXPENSES

For the nine months and three months ended September 30, 1996, electric fuel expense increased from the corresponding periods in 1995 primarily due to increased nuclear and natural-gas-fired generation, as well as increases in natural gas prices. During those same periods, purchased-power expense decreased due to the availability of lower-cost nuclear generation in 1996 and decreases in purchased-power capacity charges. Gas purchased for resale increased primarily due to increases in natural gas prices.


Depreciation and decommissioning expenses increased due to the shortened recovery period for SONGS Units 2 and 3 as described in the 1995 Form 10-K. General and administrative expenses increased due to increased demand-side-management expenditures, which are recoverable via a balancing account.


REGULATORY MATTERS:

CALIFORNIA PUBLIC UTILITIES COMMISSION'S INDUSTRY RESTRUCTURING

In December 1995 the CPUC issued its policy decision on the restructuring of California's electric utility industry to stimulate competition and reduce rates. In addition, in September 1996 California Governor Wilson signed into law a bill restructuring the industry. See additional discussion of industry restructuring in Note 2 of the notes to financial statements.

ELECTRIC RATES

In October 1996 SDG&E filed its 1997 Energy Cost Adjustment Clause application for the forecast period May 1997 through April 1998. Reflecting the mandated rate freeze contained in AB 1890, the forecast phase requested no rate changes and no revenue requirement impact. The reasonableness phase of the filing requests that the CPUC review for reasonableness the second- and third-year PBR generation and dispatch rewards of $0.8 million and $9.8 million, respectively, and a SONGS target capacity factor reward of $3.5 million. A CPUC decision is expected in mid 1997 on the forecast phase and in late 1997 on the reasonableness phase.

PERFORMANCE-BASED RATEMAKING

SDG&E's advice letter, filed with the CPUC for a $5.5 million Base Rates PBR reward for 1995, was approved by resolution in September 1996.

In July 1996 SDG&E filed with the CPUC an application requesting a generation and dispatch PBR reward of $9.8 million. SDG&E has requested that the CPUC review the reward for reasonableness, as discussed in "Electric Rates" above. The filing was for the nine-month period August 1995 through April 1996 in order to align the PBR year with the ECAC year.

GAS RATES

In September 1996 SDG&E filed a gas-refund plan with the CPUC. If approved, the $12 million refund would occur in December 1996 as a one-time credit of $6.70 on a typical residential customer's bill. The refund is primarily due to the overcollected balance in the Core Purchased Gas Account as of June 1996 and a refund received from El Paso Natural Gas Company. A CPUC decision is expected in November 1996.

COST OF CAPITAL

SDG&E and the CPUC's Office of Ratepayer Advocates (ORA) have reached an agreement on SDG&E's 1997 Cost of Capital application, recommending no change to SDG&E's present authorized return on common equity of 11.60 percent and a decrease in SDG&E's overall rate of return from 9.37 percent to 9.35 percent. The small decrease in rate of return is due to a lower expected cost of long-term debt. A final CPUC decision is expected in late 1996. The 11.60 percent return establishes SDG&E's benchmark to be used in its new cost of capital mechanism effective January 1, 1998 (referred to as the Market Indexed Capital Adjustment Mechanism). As a result, SDG&E will discontinue participation in the annual cost of capital proceeding. The new mechanism automatically resets SDG&E's return based on the prior year's interest rates.

DEMAND-SIDE MANAGEMENT

An agreement has been reached with the ORA on all earnings issues for 1994 and 1995 demand-side management programs. SDG&E has agreed to reduce 1994 DSM rewards from $9 million to $6 million, deferring $2 million of the $3 million reduction to the 1997 proceeding when updated information will be available. In addition, SDG&E has agreed to reduce 1995 DSM rewards from $39 million to $36 million based on current data. A final CPUC decision is expected by late 1996. The ORA had previously issued its report proposing to reduce the 1994 reward by $3 million (without deferral) and to reduce the 1995 reward by $26 million.

LIQUIDITY AND CAPITAL RESOURCES:

Utility operations continue to be a major source of liquidity. In addition, financing needs are met primarily through the issuance of short-term and long-term debt, and common and preferred stock. These capital resources are expected to remain available. SDG&E's cash requirements include plant construction and other capital expenditures. Nonutility cash requirements include capital expenditures related to new products; affordable-housing and other investments; and repayments and retirements of long-term debt. In addition to changes described elsewhere, major changes in cash flows are described below.

OPERATING ACTIVITIES

Depreciation and decommissioning expense increased during the nine months and three months ended September 30, 1996 compared to the corresponding 1995 periods due to the accelerated recovery of SONGS Units 2 and 3 approved by the CPUC in April 1996.

FINANCING ACTIVITIES

Enova Corporation and its subsidiaries anticipate that they will require only minimal amounts of short-term debt and do not expect to issue stock or long-term debt in 1996, other than for SDG&E refinancings. Enova Financial, Enova Corporation's affordable-housing subsidiary, repaid $22 million of long-term debt in the ordinary course of business.

In May 1996 the CPUC approved SDG&E's request to issue up to $300 million of long-term debt to refinance previously issued long-term debt. The decision also grants a two-year extension of a prior CPUC authorization to issue $138 million of additional long-term debt and $100 million of additional preferred stock.

In July 1996 SDG&E issued $130 million of Pollution Control Bonds at an interest rate of 5.9 percent, due June 1, 2014. In August and September 1996 the funds obtained from this issue were used to retire the following Pollution Control Bonds: Series CC, DD and FF (all variable rate), Series 1979A (7.2 percent) and Series 1977A (6.375 percent).

In August 1996 SDG&E issued $39 million of variable-rate Industrial Development Bonds, due July 1, 2021. In September 1996 the funds obtained from this issue were used to retire Series GG (7.625 percent).

At September 30, 1996 SDG&E had short-term bank lines of $50 million and long-term bank lines of $280 million. Commitment fees are paid on the unused portion of the lines. There are no requirements for compensating balances.

Quarterly cash dividends of $0.39 per share were declared for each quarter of 1996 and for each quarter during the year ended December 31, 1995. The dividend payout ratio for the twelve months ended September 30, 1996 and years ended December 31, 1995, 1994, 1993, 1992 and 1991 were 78 percent, 80 percent, 130 percent, 82 percent, 81 percent and 79 percent, respectively. The high payout ratio for the year ended December 31, 1994 was due to the writedowns recorded during 1994. For additional information regarding the writedowns, refer to the 1995 Annual Report on Form 10-K. The payment of future dividends is at the discretion of Enova's directors and is dependent upon future business conditions, earnings and other factors. Enova's directors have set a goal to reach a dividend payout of 60 percent to 70 percent of earnings through earnings growth and new investment. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the anticipated level.

SDG&E maintains its capital structure so as to obtain long-term financing at the lowest possible rates. The following table shows the percentages of capital represented by the various components. The capital structures are net of the construction funds held by a trustee in 1992 and 1993.

                                                      									  September 30,
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

                                         Twelve                     Year
                                       months ended                 ended
                                       September 30,             December 31,
                                          1996                       1995
                                   -----------------           -------------
Pretax interest coverage                 4.8 X                       4.5 X
Internal cash generation                 124 %                       115 %
Construction expenditures as
   a percent of capitalization           7.5 %                       7.7 %


DERIVATIVES: Registrants' policy is to use derivative financial instruments to reduce exposure to fluctuations in interest rates, foreign currency exchange rates and natural gas prices. These financial instruments are with major investment firms and, along with cash equivalents and accounts receivable, expose Registrants to market and credit risks. These risks may at times be concentrated with certain counterparties, although counterparty non-performance is not anticipated. Registrants do not use derivatives for speculative purposes.
                                      18

At September 30, 1996 SDG&E had one interest-rate swap agreement: a floating-to-fixed-rate swap maturing in 2002 associated with $45 million of variable-rate bonds. SDG&E's pension fund periodically uses foreign currency forward contracts to reduce its exposure from exchange-rate fluctuations associated with certain investments in foreign equity securities. At September 30, 1996 there were no forward contracts outstanding.

In October 1996 the Enova Corporation and SDG&E Boards of Directors approved the companies' use of energy derivatives in price-risk-management activities for both hedging and trading purposes within certain limitations imposed by company policies. Price-risk-management activities will commence, at the earliest, in late 1996, initially in the area of hedging price volatility of natural-gas purchases.

INVESTING ACTIVITIES

For the nine months ended September 30, 1996 cash used in SDG&E's investing activities included utility construction expenditures and payments to its nuclear decommissioning trust. Utility construction expenditures, excluding nuclear fuel and the allowance for equity funds used during construction, were $221 million in 1995 and are estimated to be $220 million in 1996. SDG&E continuously reviews its construction, investment and financing programs and revises them in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Among other things, the level of SDG&E's expenditures in the next few years will depend heavily on the impact of industry restructuring and on the timing of expenditures to comply with air emission reduction and other environmental requirements. Payments to the nuclear decommissioning trust are expected to continue until SONGS is decommissioned, which is not expected to occur before 2013. Although Unit 1 was permanently shut down in 1992, it is expected to be decommissioned concurrently with Units 2 and 3.

Enova Corporation's level of non-utility expenditures in the next few years will depend primarily on the activities of its subsidiaries, some of which are discussed below, and the proposed combination of Enova Corporation and Pacific Enterprises and formation of the energy-marketing joint venture, which are discussed in Note 1 of the notes to financial statements.

The Mexican Energy Regulatory Commission has awarded Enova International and its partners, Pacific Enterprises International and Proxima S.A. de C.V., the first natural gas privatization license in Mexico, allowing the partnership to build and operate a natural gas distribution system in Mexicali, Baja, California. The partnership will be granted a 30-year license with exclusive rights to supply natural gas to the region for the first 12 years. The Mexican company formed by the three partners, Distribuidora de Gas Natural de Mexicali, will invest up to $25 million during the first five years of the license period, providing service to major commercial and industrial users and more than 25,000 residents beginning in July 1997.

OTHER SIGNIFICANT BALANCE SHEET CHANGES

Besides the effects of items discussed in the preceding pages, there were significant changes to Enova Corporation's and SDG&E's balance sheets at September 30, 1996, compared to December 31, 1995. The increase in investments and other property for Enova Corporation was due to Enova Financial's affordable-housing investments. The decrease in investments and other property for SDG&E was due to SDG&E's transfer of its subsidiaries to Enova Corporation in January 1996. The increases in other current assets and accumulated deferred income taxes were due to differences in the timing of income tax payments. The decreases in deferred charges and other assets and in deferred credits and other liabilities were due primarily to a decrease in the projected pension benefit obligation as a result of a lower assumed actuarial discount rate.
                                     20

PART II - OTHER INFORMATION



ITEM 1.	LEGAL PROCEEDINGS

There have been no significant subsequent developments in the Public Service of New Mexico, North City West and, except for McLandrich discussed below, SONGS personal injury litigation proceedings. Background information concerning these and the following proceedings is contained in Enova Corporation's 1995 Annual Report on Form 10-K and in its March 31, 1996 and June 30, 1996 Quarterly Reports on Form 10-Q.

Canadian Natural Gas

On September 11, 1996 SDG&E filed in the Ninth Circuit Federal Court of Appeals an appeal of the May 1996 U.S. District Court judgment granting Canadian Hunter's and Summit's motion to dismiss the case.

SDG&E is unable to predict the ultimate outcome of these proceedings.

Electric and Magnetic Fields

On August 22, 1996 the California Supreme Court unanimously affirmed the California Court of Appeal decision to dismiss the Covalt case, ruling that the California Public Utilities Commission, not the courts, has exclusive jurisdiction over the power-line health and safety issues the plaintiffs raised in this matter.

SONGS Personal Injury Litigation

In September 1996 the United States Circuit Court of Appeals in the McLandrich case denied SDG&E's petition for review of the Federal District Court's pretrial ruling that plaintiffs' suit against SDG&E is not barred by the workers' compensation exclusivity rule. SDG&E may not further appeal this ruling until after a final disposition of the case in the trial court. At issue is whether SDG&E was an employer of the former SONGS worker. If so, workers' compensation would be the exclusive remedy for McLandrich's alleged work-related injuries and the lawsuit against SDG&E would have to be dismissed. Southern California Edison, the majority owner and operator of SONGS, was dismissed from the case pursuant to the workers' compensation exclusivity rule. Edison's dismissal is being appealed. The case will be returned to the Federal District Court pending disposition of the appeal of Edison's dismissal in late 1997 or early 1998.

SDG&E is unable to predict the ultimate outcome of this proceeding.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

   	Exhibit 10 - Material Contracts (Compensation)

   	10.1	Employment agreement between Enova Corporation and Stephen
       		L. Baum, dated September 18, 1996.

   	10.2	Employment agreement between San Diego Gas & Electric
		       Company and Donald E. Felsinger, dated September 18, 1996.

   	10.3	Amended 1986 Long-Term Incentive Plan, amended and restated
		       effective April 25, 1995 and as amended through July 22, 1996.

   	10.4	Supplemental Executive Retirement Plan restated as of August
		       26, 1996.

   	Exhibit 12 - Computation of ratios

   	12.1 Computation of Ratio of Earnings to Combined Fixed Charges
		       and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

    	Exhibit 27 - Financial Data Schedules

     27.1	Financial Data Schedule for the nine months ended September
          30, 1996 for Enova Corporation.

     27.2	Financial Data Schedule for the nine months ended September
          30, 1996 for SDG&E.

(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed on September 24, 1996 announcing a bill on restructuring the electric utility industry signed into law by California Governor Wilson.

A Current Report on Form 8-K was filed on October 15, 1996 announcing an agreement entered into by Enova Corporation and Pacific Enterprises to combine the two companies.

                            SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                              						ENOVA CORPORATION

                              						SAN DIEGO GAS & ELECTRIC COMPANY
                                             									(Registrants)



Date: February 5, 1997            	By:         F.H. Ault
                                      ----------------------------------
                                  						      (Signature)

                            						             F. H. AULT
                                       Vice President and Controller