Form 10-K
period 1996-12-31
SAN DIEGO GAS & ELECTRIC CO
filed 1997-03-20
CIK 86521

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended                      December 31, 1996
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from                     to
                Exact
               Name of
Commission     Registrant                                 IRS Employer
File           as specified        State of               Identification
Number         in its charter      Incorporation          Number
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index on page 68.  Glossary on page 75.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:
Enova Corporation Common Stock                                $2.6 Billion
San Diego Gas & Electric Company Preferred Stock              $19 Million

Common Stock outstanding without par value as of February 28, 1997:

Enova Corporation:                                               116,614,314

San Diego Gas & Electric Company:            Wholly owned by Enova Corporation

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV.

Portions of the March 1997 Proxy Statement prepared for the April 1997 annual meeting of shareholders are incorporated by reference into Part III.


TABLE OF CONTENTS

PART I
Item 1.   Business . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . 18
Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . 19
Item 4.   Submission of Matters to a Vote of Security Holders. 22
          Executive Officers of the Registrant . . . . . . . . 23
PART II
Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters . . . . . . . . . . . . . . . 24
Item 6.   Selected Financial Data  . . . . . . . . . . . . . . 25
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . 26
Item 8.   Financial Statements and Supplementary Data --
          Enova Corporation. . . . . . . . . . . . . . . . . . 27
          San Diego Gas & Electric Company . . . . . . . . . . 52
Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure  . . . . . . 61

PART III
Item 10.  Directors and Executive Officers of the Registrant . 61
Item 11.  Executive Compensation . . . . . . . . . . . . . . . 61
Item 12.  Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . . 61
Item 13.  Certain Relationships and Related Transactions . . . 61

PART IV
Item 14.  Exhibits, Financial Statement Schedule and Reports
              on Form 8-K  . . . . . . . . . . . . . . . . . . 62

Independent Auditors' Consent and Report on Schedule . . . . . 64
Supplemental Schedule. . . . . . . . . . . . . . . . . . . . . 65
Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 67
Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . 68
Glossary . . . . . . . . . . . . . . . . . . . . . . . . . . . 75




PART I - Enova Corporation/San Diego Gas & Electric:

ITEM 1. BUSINESS

Description of Business
A description of Enova Corporation and its subsidiaries, including a discussion on the proposed business combination with Pacific Enterprises Inc., is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders. Additional information on the business combination is described in Note 1 of the "Notes to Consolidated Financial Statements" on page 37 of this 1996 Annual Report on Form 10-K.

GOVERNMENT REGULATION

Local Regulation
San Diego Gas & Electric has separate electric and gas franchises with the two counties and the 25 cities in its service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and gas franchises with the cities of Chula Vista (expiring in 1997), Encinitas (2012), San Diego (2021) and Coronado (2028); and the gas franchises with the city of Escondido (2036) and the county of San Diego
(2030). Negotiations for a new agreement with Chula Vista are currently in progress.

State Regulation
The California Public Utilities Commission consists of five members appointed by the governor and confirmed by the senate for six-year terms. The CPUC regulates SDG&E's rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

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

Other regulatory matters are described throughout this report.

SOURCES OF REVENUE

(In Millions of Dollars)                  1996      1995      1994
-------------------------------------------------------------------
Utility revenue by type of customer:

Electric-
        Residential                      $  642    $  610    $  612
        Commercial                          621       589       600
        Industrial                          259       250       231
        Other                                69        55        67
                                         ------    ------    ------
           Total Electric                 1,591     1,504     1,510
                                         ------    ------    ------
Gas-
        Residential                         210       189       204
        Commercial                           69        60        65
        Industrial                           32        25        31
        Other                                37        36        46
                                         ------    ------    ------
           Total Gas                        348       310       346
                                         ------    ------    ------
           Total Utility                  1,939     1,814     1,856
                                         ------    ------    ------
Other                                        54        57        56
                                         ------    ------    ------
           Total                         $1,993    $1,871    $1,912
                                         ======    ======    ======

Industry segment information is contained in "Statements of Consolidated Financial Information by Segments of Business" on page 34 of this 1996 Annual Report on Form 10-K.

CONSTRUCTION EXPENDITURES

Construction expenditures are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders.

ELECTRIC OPERATIONS

Introduction
In September 1996 the state of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopts the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates. This is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders, and in Note 10 of the "Notes to Consolidated Financial Statements" beginning on page 37 of this 1996 Annual Report on Form 10-K.

Resource Planning
SDG&E's ability to provide energy at the lowest possible cost has been based on a combination of production from its own plants and purchases from other producers. The purchases have been a combination of short-term and long-term contracts and spot-market purchases. Most resource acquisitions are obtained through a competitive bidding process. In December 1994 the CPUC issued its Biennial Resource Plan Update decision ordering SDG&E, Pacific Gas & Electric, and Southern California Edison to allow qualified non-utility power producers that cogenerate or use renewable energy technologies to bid for a portion of the utilities' future capacity needs. As a result of the decision, SDG&E would be required to enter into contracts (ranging in term from 17 to 30 years) to purchase an additional 500 mw of power at an estimated cost of $2.3 billion beginning in 1997. Prices under these contracts could significantly exceed the future market price. In February 1995 the FERC issued an order declaring the BRPU auction procedures unlawful under federal law. In July 1995 the CPUC issued a ruling encouraging SDG&E, PG&E and Edison to reach settlements with the auction winners. SDG&E has reached settlement with three auction winners, while settlement discussions with the other two are ongoing.

In 1996 SDG&E also negotiated contracts for 1,140 mw of short-term purchased power that will be available in 1997.

Additional information concerning resource planning is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders and in Notes 9 and 10 of the "Notes to Consolidated
Financial Statements" beginning on page 37 of this 1996 Annual Report on Form 10-K.

Electric Resources
Based on generating plants in service and purchased-power contracts in place as of January 31, 1997, the net megawatts of electric power expected to be available to SDG&E during the next summer (normally the time of highest demand) are as follows:



    Source                               Net Megawatts
    --------------------------------------------------
    Gas/oil generating plants                    1,641
    Combustion turbines                            332
    Nuclear generating plants                      430
    Long-term contracts with other utilities       225
    Short-term contracts with other utilities      140
    Contracts with others                        1,158
                                                 -----
            Total                                3,926
                                                 =====

SDG&E's 1996 system peak demand of 3,299 mw occurred on August 29, when the net system capability, including power purchases, was 3,753 mw. The all-time record is 3,335 mw which was reached on August 17, 1992.

Gas/Oil Generating Plants: SDG&E's South Bay (Chula Vista, California) and Encina (Carlsbad, California) power plants are equipped to burn either natural gas or fuel oil. The four South Bay units went into operation between 1960 and 1971 and can generate 690 mw. The five Encina units began operation between 1954 and 1978 and can generate 951 mw. SDG&E sold and leased back Encina Unit 5 (330 mw) in 1978. The lease term is through 2004, with renewal options for up to 15 additional years.

SDG&E has 19 combustion turbines that were placed in service from 1966 to 1979. They are located at various sites and are used only in times of peak demand.

Nuclear Generating Plants: SDG&E owns 20 percent of the three nuclear units at San Onofre Nuclear Generating Station (south of San Clemente, California). The cities of Riverside and Anaheim own a total of 5 percent of SONGS 2 and 3. Southern California Edison Company owns the remaining interests and operates the units.

SONGS 1 was removed from service in November 1992, when the CPUC issued a decision to permanently shut down the unit. At that time SDG&E began the recovery of its remaining capital investment, with full recovery completed in April 1996. SDG&E and Edison filed a decommissioning plan in November 1994, although final decommissioning will not occur until SONGS 2 and 3 are also decommissioned. The unit's spent nuclear fuel has been removed from the reactor and stored on-site. In March 1993 the NRC issued a Possession-Only License for SONGS 1, and the unit was placed in a long-term storage condition in May 1994.

SONGS 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 mw of SONGS 2 and 216 mw of SONGS 3.

Between 1994 and 1996, SDG&E spent $46 million on capital modifications and additions and expects to spend $15 million in 1997. SDG&E deposits funds in an external trust to provide for the future dismantling and decontamination of the units. The shutdown of SONGS 1 does not affect contributions to the trust.

In 1983 the CPUC adopted performance-based incentive plans for SONGS that set a Target Capacity Factor range of 55 percent to 80 percent for Units 2 and 3. Energy costs or savings outside that range were shared equally by SDG&E and its customers. Since the TCF was adopted, these units have operated above 55 percent for each of their fuel cycles and have exceeded 80 percent a total of seven times in the fourteen completed cycles. In April 1996 the CPUC discontinued the TCF when it approved the accelerated recovery of the existing capital costs of Units 2 and 3 (see below).

Additional Information: Additional information concerning SDG&E's power plants, the SONGS units, nuclear decommissioning and the CPUC's industry restructuring proposal is provided in "Environmental Matters," "Electric Properties" and "Legal Proceedings" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders, and in Notes 5, 9 and 10 of the "Notes to Consolidated Financial Statements" beginning on page 37 of this 1996 Annual Report on Form 10-K.



Purchased Power: The following table lists contracts with the various suppliers:

                                                          Megawatt
      Supplier                     Period                Commitment      Source
------------------------------------------------------------------------------------
Long-Term Contracts with Other Utilities:

Portland General           Through December 1998              50       Hydro storage
Electric                   Through December 2013              75       Coal

Public Service Company     Through April 2001                100       System supply
of New Mexico                                               -----

                  Total summer availability (see page 6)     225
                                                            =====
Short-Term Contracts with Other Utilities:

Bonneville Power           June through September 1997       140       System Supply
Administration                                              -----

                  Total summer availability (see page 6)     140
                                                            =====
Contracts with Others:

Coastal Electric Services  Through December 1997             100       System Supply

Electric Clearinghouse     Through December 1997             200       System Supply

Enron Power Marketing      Through December 1997              50       System Supply

e prime                    July through September 1997       100       System Supply
                           December 1997                      75*

Goal Line Limited          Through December 2025              50       Cogeneration
Partnership

Illinova Power Marketing   Through December 1997             475       System Supply
                           January 1998 through              200*
                           December 1999

Applied Energy             Through December 2019             102       Cogeneration

Yuma Cogeneration          Through June 2024                  50       Cogeneration

Other                      Various                            31       Cogeneration
                                                           ------
                  Total summer availability (see page 6)   1,158
                                                           ======
* Not included in total 1997 summer availability.

Costs under contracts with qualifying facilities (identified above as sourced from cogeneration) are based on SDG&E's avoided cost. Contracts with power marketers are at market value at the time the contracts were negotiated. Charges under contracts with other utilities are based on the selling utility's costs, including a return on and depreciation of the utility's rate base (or lease payments in cases where the utility does not own the property), fuel expenses, operating and maintenance expenses, transmission expenses, administrative and general expenses, and state and local taxes.



Long-Term Contracts with Other Utilities
Portland General Electric: In 1985 SDG&E and PGE entered into an agreement for the purchase of 75 MW of capacity from PGE's Boardman Coal Plant from January 1989 through December 2013. SDG&E pays a monthly capacity charge plus a charge based upon the amount of energy received. In addition, SDG&E has 50 MW of available hydro storage service with PGE through December 1998. SDG&E has also purchased 75 MW of transmission service from PGE in the northern section of the Pacific Intertie through December 2013.

Public Service Company of New Mexico: In 1985 SDG&E and PNM entered into an agreement for the purchase of 100 MW of capacity from PNM's system from June 1988 through April 2001. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Short-Term Contracts with Other Utilities
Bonneville Power Administration: In October 1996 SDG&E and BPA entered into an agreement for the purchase of 140 MW of firm energy from June through September 1997. The energy charge is based on the amount of energy received.

Contracts with Others
Coastal Electric Services: In December 1996 SDG&E and Coastal entered into an agreement for the purchase of 100 MW of firm energy through December 1997. The energy charge is based on the amount of energy received.

Electric Clearinghouse: In December 1996 SDG&E and ECI entered into an agreement for the purchase of 200 MW of firm energy through December 1997. The energy charge is based on the amount of energy received.

Enron Power Marketing: In November 1996 SDG&E and Enron entered into an agreement for the purchase of 50 MW of firm energy through December 1997. The energy charge is based on the amount of energy received.

e prime: In November 1996 SDG&E and e prime entered into an agreement for the purchase of 100 MW of capacity from July through September 1997, and 75 MW of capacity in December 1997. SDG&E pays a capacity charge plus a charge based on the amount of energy received.

Goal Line Limited Partnership: In December 1990 SDG&E and Goal Line entered into a 30-year agreement for the purchase of 50 MW of firm capacity, beginning in February 1995. SDG&E pays a firm capacity charge plus a charge based on the amount of energy received.

Illinova Power Marketing: In October 1996 SDG&E and Illinova entered into an agreement for the purchase of 475 MW of firm energy from January 1997 through December 1997, and 200 MW of firm energy from January 1998 through December 1999. SDG&E pays a charge based on the amount of energy received.

Applied Energy (subsidiary of Sithe Energies, USA): In April 1985 SDG&E entered into three 30-year agreements for the purchase of 102 MW of firm capacity from December 1989 through December 2019. SDG&E pays a firm capacity charge plus a charge based on the amount of energy received.

Yuma Cogeneration: In March 1990 SDG&E and Yuma Cogeneration entered into a 30-year agreement for the purchase of 50 MW of firm capacity which began in June 1994. SDG&E pays a firm capacity charge plus a charge based on the amount of energy received.

Other: SDG&E currently purchases capacity and energy from 85 as-available Qualifying Facilities. SDG&E pays a capacity charge plus a charge based on the amount of energy received. These account for 31 MW of capacity annually.

Additional information concerning SDG&E's purchased-power contracts is described in "Legal Proceedings" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders, and in Notes 9 and 10 of the "Notes to Consolidated Financial Statements" beginning on page 40 of the 1996 Annual Report to Shareholders.

Power Pools
In 1964 SDG&E, PG&E, and Edison entered into the California Power Pool Agreement. It provides for the transfer of electrical capacity and energy by purchase, sale or exchange during emergencies and at other mutually determined times. On December 20, 1996 the three utilities filed a request with the FERC to terminate the California Power Pool, effective December 31, 1996. The FERC's decision is still pending. In its place, SDG&E, PG&E and Edison have made an arrangement with the CPUC that will provide for the transfer of capacity and energy in the event of an emergency.

SDG&E is a participant in the Western Systems Power Pool, which includes an electric power and transmission rate agreement with utilities and power agencies located throughout the United States and Canada. More than 150 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to target and coordinate delivery of cost-effective sources of power from outside their service territories through a centralized exchange of information. Although the extent has not yet been determined, the status of the WSPP is likely to change due to industry restructuring, and the creation of a regional power exchange and an independent system operator (discussed below).

Transmission Arrangements
In addition to interconnections with other California utilities, SDG&E has firm transmission capabilities for purchased power from the Northwest, the Southwest and Mexico. It is expected that these arrangements will either change or be eliminated with the creation of the ISO (discussed below).

Pacific Intertie: The Pacific Intertie, consisting of AC and DC transmission lines, enables SDG&E to purchase and receive surplus coal and hydroelectric power from the Northwest. SDG&E, PG&E, Edison and others share transmission capacity on the Pacific Intertie under an agreement that expires in July 2007. SDG&E's share of the intertie is 266 MW.

Southwest Powerlink: SDG&E's 500-kilovolt Southwest Powerlink transmission line, which it shares with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego and enables SDG&E to import power from the Southwest. SDG&E's share of the line is 931 MW, although it can be less, depending on specific system conditions.

Mexico Interconnection: Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 MW. SDG&E uses this interconnection for transactions with Comision Federal de Electricidad.

Additional Transmission Capabilities: Various studies have been undertaken or are ongoing to determine the extent to which various path ratings may be increased. SDG&E expects to receive an additional allocation of approximately 39 MW East-of-the-Colorado-River and 94 MW West-of-the-Colorado-River as a result of these various studies.

Transmission Access
As a result of the enactment of the National Energy Policy Act of 1992, the FERC has established rules to implement the Act's transmission-access provisions. These rules specify FERC-required procedures for others' requests for transmission service. Beginning in January 1998 the ISO will be responsible for the operation and control of the transmission lines. Additional information regarding the ISO and transmission access is discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders.

Power Exchange and Independent System Operator
The CPUC's electric restructuring decision provides that, beginning in January 1998, customers will have the option to buy their electricity through a power exchange that will obtain power from the lowest-bidding suppliers. The power exchange will serve as a wholesale power pool allowing all energy producers to competitively participate. The ISO will schedule power transactions and access to the transmission system. Additional information regarding the power exchange and ISO is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders.

Fuel and Purchased-Power Costs
The following table shows the percentage of each electric fuel source used by SDG&E and compares the costs of the fuels with each other and with the total cost of purchased power:

                           Percent of Kwhr                Cents per Kwhr
-----------------------------------------------------------------------------
                         1996    1995    1994            1996    1995    1994
                        -----   -----   -----            ----    ----    ----
Natural gas              22.8%   21.7%   22.4%            2.8     2.3     3.1
Nuclear fuel             19.6    16.5    21.8             0.5     0.5     0.5
Fuel oil                  1.1     0.1     1.4             2.2     2.1     2.6
                        -----   -----   -----
Total generation         43.5    38.3    45.6
Purchased power-net      56.5    61.7    54.4             3.1     3.3     3.7
                        -----   -----   -----
Total                   100.0%  100.0%  100.0%
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

Electric Fuel Supply
Natural Gas: Information concerning natural gas is provided in "Natural Gas Operations" herein.

Nuclear Fuel: The nuclear-fuel cycle includes services performed by others. These services and the dates through which they are under contract are as follows:

Mining and milling of uranium concentrate                    2003
Conversion of uranium concentrate to uranium hexafluoride    2003
Enrichment of uranium hexafluoride(1)                        2003
Fabrication of fuel assemblies                               2003
Storage and disposal of spent fuel(2)                         --

(1) The United States Enrichment Corporation, a government-owned corporation, is committed to offer any required enrichment services through 2014.

(2) Spent fuel is being stored at SONGS, where storage capacity will be adequate at least through 2003. If necessary, modifications in fuel-storage technology can be implemented to provide on-site storage capacity for operation through 2014, the expiration date of the NRC operating license. The DOE's plan is to provide a permanent storage site for the spent nuclear fuel by 2010.

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

Additional information concerning nuclear-fuel costs is discussed in
Note 9 of the "Notes to Consolidated Financial Statements" beginning on page 37 of this 1996 Annual Report on Form 10-K.

Fuel Oil: SDG&E has no long-term commitments to purchase fuel oil. The use of fuel oil is dependent upon price differences between it and natural gas, and air-emission limitations associated with the San Diego Air Pollution Control District's Rule 69. Additional information concerning air-emission restrictions, including Rule 69, is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders. During 1996 SDG&E burned 356,000 barrels of fuel oil.

NATURAL-GAS OPERATIONS

SDG&E purchases natural gas for resale to its customers and for fuel in its generating plants. All natural gas is delivered to SDG&E under a transportation and storage agreement with Southern California Gas Company through two transmission pipelines with a combined capacity of 449 million cubic feet per day.

During 1996 SDG&E purchased approximately 94 billion cubic feet of natural gas. The majority of SDG&E's natural-gas requirements are met through contracts of less than one year. SDG&E purchases natural gas primarily from various spot-market suppliers and from suppliers under short-term contracts. These supplies originate in New Mexico, Oklahoma and Texas, and are transported to the SoCal Gas Company pipeline at the California border by El Paso Natural Gas Company and by Transwestern Pipeline Company. SDG&E also has long-term contracts for natural gas with four Canadian suppliers. Three of these suppliers have ceased deliveries due to legal disputes. Natural gas from Canada is transported to SDG&E's system over Alberta Natural Gas, Pacific Gas Transmission, and PG&E pipelines. The natural-gas transportation contracts have varying terms through 2023.

Additional information concerning SDG&E's gas operations is provided under "Legal Proceedings" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders, and in Note 9 of the "Notes to Consolidated Financial Statements" beginning on page 37 of this 1996 Annual Report on Form 10-K.

RATE REGULATION

Industry Restructuring

A description of electric industry restructuring occurring in the State of California is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders, and in Note 10 of the "Notes to Consolidated Financial Statements" beginning on page 37 of this 1996 Annual Report on Form 10-K.

Cost of Capital

A description of SDG&E's new cost of capital mechanism, the Market-Indexed Capital Adjustment Mechanism (MICAM), is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders. MICAM eliminates the annual cost of capital application. SDG&E is required to file a report on MICAM's progress in March 2000 with recommendations for modifications, if any.

Electric Fuel Costs and Sales Volumes

Until the present time, rates to recover electric-fuel and purchased-power costs were determined in the Energy Cost Adjustment Clause proceeding. The Electric Revenue Adjustment Mechanism compensated for variations in sales volume compared to the estimates used for setting the non-fuel component of rates. However, both ECAC and ERAM may potentially be eliminated as part of electric industry restructuring. The elimination of ECAC and ERAM would cause the revenues associated with electric fuel costs and sales volumes to be market driven. Although no significant effect is expected for any full year, quarterly earnings would significantly fluctuate beginning with the first quarter of 1997. Additional information on balancing accounts is discussed below in "Balancing Accounts" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders.

Natural-Gas Costs and Sales Volumes

Natural-gas commodity rates are currently set monthly based on market prices, subject to a cap for core customers. If the rates exceed the cap, the difference is applied to natural-gas balancing accounts. In February 1997 SDG&E filed a request with the CPUC to remove the cap to reflect the significant increase in natural-gas prices during the past year. Under traditional ratemaking, natural-gas rates were adjusted annually based on a forecast of natural-gas prices. This resulted in rate stability, but also contributed to significant accumulations in the Purchased Gas Account (PGA). Rates to recover the cost of transporting natural gas to SDG&E are determined in the Biennial Cost Allocation Proceeding. The BCAP proceeding normally occurs every two years and is updated in the interim year for purposes of amortizing any accumulation in the balancing accounts. The natural-gas balancing accounts include the PGA for natural-gas costs and the Gas Fixed Cost Account for sales volumes. Balancing account coverage includes both core customers (primarily residential and commercial customers) and noncore customers (primarily large industrial customers). However, SDG&E does not receive balancing account treatment on 25 percent of noncore GFCA overcollections and undercollections.

Balancing Accounts

Until the present time, the CPUC required balancing accounts for fuel and purchased energy costs and for sales volumes, setting balancing account rates based on estimated costs and sales volumes. Revenues were adjusted upward or downward to reflect the differences between authorized and actual volumes and costs. These differences were accumulated in the balancing accounts and represented amounts to be either recovered from customers or returned to them. After the application of $98 million of ECAC and ERAM overcollections to stranded investments in December 1996, these balancing accounts were overcollected by $35 million at December 31, 1996 and by $171 million at December 31, 1995.

During late 1996 the CPUC ordered the three California investor-owned utilities to continue to make refunds to customers for fuel overcharges, disallowances by the CPUC and gas refunds from suppliers, stressing that utility disallowances should not be applied to transition costs. The disallowances are intended to benefit ratepayers by reducing rates and to discourage utilities from making imprudent expenditures. The utilities will establish an Electric Deferred Refund Account to be used if the CPUC rules that certain revenues collected in rates should be disallowed and refunded to customers. SDG&E does not currently have any refunds or disallowances that would be entered into this account.

Performance-Based Ratemaking

CPUC policies continue to move away from traditional cost-of-service regulation and toward incentive mechanisms. SDG&E implemented performance-based ratemaking in 1993 for natural-gas procurement and transportation, and for electric generation and purchased energy; and in 1994 for base rates. These mechanisms measure SDG&E's ability to purchase and transport natural gas, and to generate or purchase energy at the lowest possible cost, by comparing SDG&E's performance against various market benchmarks. SDG&E's shareholders and customers share in any savings or excess costs within predetermined ranges. A discussion of the current status of these PBR programs is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders.

Energy Conservation Programs

Over the past several years, SDG&E has promoted conservation programs to encourage efficient use of energy. The programs are designed to conserve energy through the use of energy-efficiency measures that will reduce customers' energy costs and reduce the need to build additional power plants. The costs of these programs are recovered from customers. The programs contain an incentive mechanism that could increase or decrease SDG&E's earnings, depending upon the performance of the programs in meeting specified efficiency and expenditure targets. The CPUC has encouraged expansion of these programs, authorizing annual expenditures ranging from $54 million in 1993 to $60 million in 1996. However, consistent with the industry trend toward increased competition, in February 1997 the CPUC issued a decision removing the energy-efficiency programs from utility control and moving the programs into the competitive market. The decision directs the creation of an oversight board that will develop program policies and procedures and select program administrators. The utilities will no longer be involved with program delivery to customers, but will be allowed to bid to become administrators. The CPUC's goal is to have the transition complete by January 1, 1998. In the interim, the current programs and earnings mechanism will remain in effect.

Low-Emission Vehicle Programs

SDG&E has conducted a CPUC-approved natural-gas-vehicle program since 1991. The program includes building refueling stations, demonstrating new technology, providing incentives and converting portions of SDG&E's vehicle fleet to natural gas. The cost of this program is being recovered in natural-gas rates. In November 1995 the CPUC issued its decision authorizing funding for limited electric-vehicle and natural-gas-vehicle programs through the year 2000 to allow recovery of costs for operation and maintenance of SDG&E's EV and NGV fleets and NGV fueling stations, and to allow recovery of transition costs to meet existing commitments to customers. The decision requires the sale of SDG&E's NGV fueling stations located on customer property within six years. The CPUC approved a six-year program that provides a total of $5.3 million for SDG&E's electric-vehicle program and $6.7 million for its natural-gas-vehicle program over the six-year period.

Electric Rates
The average price per kilowatt-hour charged to electric customers was
9.6 cents in 1996, 9.8 cents in 1995 and 9.7 cents in 1994.



Natural-Gas Rates
The average price per therm of natural gas charged to customers was 58.4 cents in 1996, 55.7 cents in 1995 and 59.9 cents in 1994.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting SDG&E, including electric and magnetic fields, hazardous substances, air quality, water quality and wood pole preservatives, are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders. The following should be read in conjunction with those discussions.

Hazardous Substances
The Hazardous Waste Collaborative approved by the CPUC in 1994 allows utilities to recover 90 percent of certain costs to clean up hazardous waste contamination and 70 percent of their costs related to obtaining recovery of such cleanup costs from insurance carriers providing coverage for such costs. Due to the fact that SDG&E disposes of its hazardous wastes at facilities owned and operated by other entities, applicable environmental laws may impose an obligation on SDG&E and others to undertake corrective actions if the owner or operator of such a facility fails to complete any required corrective actions.

This type of obligation has been imposed upon SDG&E with respect to a site in Pico Rivera, California. SDG&E and 10 other entities have been named potential responsible parties by the California Department of Toxic Substances Control (DTSC) and are liable for any required corrective action regarding contamination at the site. DTSC has taken this action because SDG&E and others sold used electrical transformers to the site's owner. The DTSC considers SDG&E to be responsible for 7.4 percent of the transformer-related contamination at the site. The estimate for the development of the cleanup plan is $850,000. SDG&E has contributed $43,000 to the effort. The estimate for the actual cleanup, which will commence in 1997, is in the $2 million to $8 million range.

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

In May 1987 the San Diego Regional Water Quality Control Board issued SDG&E a cleanup and abatement order for gasoline contamination originating from an underground storage tank located at SDG&E's Mountain Empire Operation and Maintenance facility. SDG&E assessed the extent of the contamination, removed all contaminated soil and completed remediation of the site. Monitoring of the site confirms its remediation. SDG&E has applied for and is awaiting a site-closure letter from the Regional Water Quality Control Board.

In January 1993 SDG&E was issued a Notice of Unauthorized Release by the San Diego County Division of Environmental Health Services relative to soil contamination from used motor oil associated with an underground tank located at SDG&E's South Bay Operation and Maintenance facility. SDG&E removed the tank and the associated contaminated soil. No actionable levels of contamination remain on the site. SDG&E received a site-closure letter in April 1996 from the San Diego County Division of Environmental Health Services.

Station B: Station B is located in downtown San Diego and was operated as a steam and generating facility between 1911 and June 1993. Pursuant to a cleanup and abatement order, SDG&E remediated the hydrocarbon contamination discovered as a result of the removal of three 100,000-gallon underground diesel-fuel storage tanks from an adjacent substation.

Encina Power Plant: During 1993 SDG&E discovered the presence of hydrocarbon contamination in subsurface soil at its Encina power plant. The contamination was located near fuel-storage facilities and believed to be fuel oil originating from a 1950s refueling spill. SDG&E has remediated the contamination to the extent required by the San Diego County Division of Environmental Health Services and received a site-closure letter in October 1996.

OTHER

Research, Development and Demonstration
SDG&E conducts research and development in areas that provide value to SDG&E and its customers. Annual research, development and demonstration costs averaged $7 million over the past three years. The CPUC historically has permitted rate recovery of research, development and demonstration expenditures.

Wages
SDG&E and Local 465, International Brotherhood of Electrical Workers have two labor agreements, a generation contract that runs through February 28, 1998 and a utility contract (transmission and distribution) that runs through August 31, 1998.

Employees of Registrant
As of December 31, 1996 SDG&E had 3,688 employees, compared to 3,880 at December 31, 1995. Enova's other subsidiaries had 49 employees at December 31, 1996 compared to 13 at December 31, 1995.

Foreign Operations
SDG&E foreign operations in 1996 included power purchases and sales with CFE in Mexico; purchases of natural gas from suppliers in Canada; and purchases of uranium from suppliers in Canada and Russia. Enova
International is part of a consortium that is developing a natural-gas distribution system in Mexico.

Additional information concerning foreign operations is provided under "Electric Operations" and "Natural Gas Operations" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders, and in Note 9 of the "Notes to Consolidated Financial Statements" beginning on page 37 of this 1996 Annual Report on Form 10-K.


ITEM 2. PROPERTIES

Substantially all utility plant is subject to the lien of the July 1, 1940 mortgage and deed of trust and its supplemental indentures between SDG&E and the First Trust of California N.A. as trustee, securing the outstanding first-mortgage bonds.

Information concerning SDG&E's properties is provided below. Additional information is provided under "Electric Operations" and "Gas Operations" herein, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the 1996 Annual Report to Shareholders, and in Notes 2, 5, 9 and 10 of the "Notes to Consolidated Financial Statements" beginning on page 37 of this 1996 Annual Report on Form 10-K.

Electric Properties

SDG&E's generating capacity is described in "Electric Resources", herein.

The 1996 system load factor was 59 percent and ranged from 56 percent to 64 percent for the past five years.

SDG&E's electric transmission and distribution facilities include substations, and overhead and underground lines. Periodically various areas of the service territory require expansion to handle customer growth.

SDG&E owns an approved nuclear power-plant site near Blythe, California.

Natural-Gas Properties

SDG&E's natural-gas facilities are located in San Diego and Riverside counties and consist of the Moreno and Rainbow compressor stations, various high-pressure transmission pipelines, high-pressure distribution mains, and service lines. SDG&E's natural-gas system is sufficient to meet customer demand and short-term growth. SDG&E is currently undergoing an expansion of its high-pressure transmission lines to accommodate expected long-term customer growth.

Other SDG&E Properties

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

Non-utility Property

Phase One Development, a subsidiary of Pacific Diversified Capital, holds one property in San Diego County, which will be sold for residential use.

ITEM 3. LEGAL PROCEEDINGS

The Covalt proceeding, described in SDG&E's 1995 Annual Report on Form 10-K, was concluded during the year ended December 31, 1996. Information concerning the conclusion of this proceeding is contained in SDG&E's Quarterly Report on Form 10-Q for the three-month period ended September 30, 1996. Other legal proceedings are discussed below. Management believes that these matters will not have a material adverse effect on Enova's results of operations, financial condition or liquidity.

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

On March 18, 1996 SDG&E filed a second complaint with FERC against PNM, alleging in part that applying the same methodology as SDG&E had used in the 1993 complaint, but based on more recent cost information, results in charges under the 1985 power purchase agreement that are unjust, unreasonable and discriminatory. SDG&E requested that the FERC investigate the rates charged under the 1985 agreement and establish May 17, 1996 as the effective refund date. The relief, if granted, would reduce annual demand charges paid by SDG&E to PNM, in addition to the amount from the first complaint, by up to $12 million per year. On April 26, 1996 PNM answered the second complaint and moved that it be dismissed for the same reasons stated in its answer to the 1993 complaint.

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

On March 14, 1994 SDG&E voluntarily dismissed its complaint against Bow Valley without prejudice. On April 24, 1994 the court denied the other defendants' motions to dismiss SDG&E's complaints. These motions were based on jurisdictional grounds. Two of the defendants, Bow Valley and Husky Oil, filed claims on June 12, 1994 and June 29, 1994, respectively, against SDG&E with the Queens Bench in Alberta, Canada, seeking a declaration that they are entitled to damages or, in the alternative, that they may terminate their respective contracts with SDG&E. SDG&E has answered these claims. On March 1, 1995 SDG&E and Husky Oil reached an agreement dismissing all of their respective claims with prejudice.

Bow Valley and Summit Resources gave SDG&E notice that their natural-gas supply contracts with SDG&E were terminated pursuant to provisions in the contract that purportedly give them the right to do so. SDG&E has responded that the notices were inappropriate and that it will seek both contract and tort damages. Bow Valley and Summit have subsequently ceased deliveries of natural gas to SDG&E.

In May 1996 the U.S. District Court granted Canadian Hunter's and Summit's motion to dismiss the case, finding that the Alberta Sales of Goods Act rendered the gas-purchase agreements between SDG&E and the defendants voidable by either party. On June 1, 1996 Canadian Hunter ceased deliveries of gas to SDG&E. On September 11, 1996 SDG&E filed in the Ninth Circuit Federal Court of Appeals an appeal of the U.S. District Court's judgment granting Summit's motion to dismiss the case. A hearing date has not yet been established.

North City West

On June 14, 1993 the Peninsula at Del Mar Highlands Homeowners Association filed a complaint with the Superior Court of San Diego County against the City of San Diego and SDG&E to prevent SDG&E from constructing and operating an electric substation in an area which is known as North City West. In the complaint, the plaintiffs sought to have the city either revoke previously issued permits or reopen the hearing process to address alleged electric and magnetic field concerns. On July 6, 1993 the court denied the plaintiffs' motion for a temporary restraining order. On July 30, 1993 the court denied the plaintiffs' motion for a preliminary injunction. On September 28, 1993 the plaintiffs withdrew their complaint and the court dismissed it without prejudice.

On August 18, 1993 the plaintiffs filed a complaint with the California Public Utilities Commission requesting that the CPUC conduct an environmental assessment. This complaint still is pending at the CPUC.

SONGS Personal Injury Litigation

SDG&E holds a 20-percent ownership interest in the San Onofre Nuclear Generation Station. There have been six radiation personal injury cases filed against various parties including Southern California Edison, SDG&E, Combustion Engineering, and the Institute of Nuclear Power Operations in Federal District Court, Southern District of California:
James (filed July 12, 1994), McLandrich (February 6, 1995), Metler (July 5, 1995), Knapp (August 31, 1995), Kennedy (November 17, 1995), and Rock (November 28, 1995). The plaintiffs allege their various types of leukemia or other forms of cancers were caused by radiation exposure from "fuel fleas" (radioactive fuel particles).

On October 12, 1995 the jury in the James case determined that there was no scientific link between the plaintiff's leukemia and the amount of radiation he was exposed to while employed at SONGS as an employee of a SONGS contractor. On August 15, 1996 the Ninth Circuit Court of Appeal upheld the decision.

McLandrich, Metler and Knapp are wrongful death cases filed by the heirs of former SONGS employees seeking unspecified amounts in compensatory and punitive damages. Edison has been dismissed from McLandrich and Metler based upon the District Court's ruling that Edison is an employer and workers' compensation is the exclusive remedy for the plaintiffs. McLandrich is on appeal, with SDG&E challenging the Court's determination that SDG&E is not an employer and thus may not avail itself of the workers' compensation exclusivity rule. Metler and Knapp are stayed pending the outcome of the McLandrich appeal.

The Kennedy and Rock cases involve family members of current or former SONGS employees who allege that the employees carried home fuel fleas which caused the family members' illnesses. The plaintiffs are alleging unspecified amounts of compensatory and punitive damages. SDG&E has not been named in these actions.

Environmental and Regulatory Issues

Other legal matters related to environmental and regulatory issues are described under "Environmental Matters" and "Rate Regulation" herein.



ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

The shareholders of Enova Corporation approved the principal terms of a business combination of Enova Corporation and Pacific
Enterprises, Inc. at a Special Meeting of Shareholders of Enova
Corporation on March 11, 1997. The number of shares voted or withheld were as follows:

                  In Favor        88,409,548
                  Opposed          1,895,808
                  Abstained        1,746,091




ITEM 4.   EXECUTIVE OFFICERS OF THE REGISTRANT

Name                   Age   Positions* (1992 - Current)
----------------------------------------------------------------------------------------------

Thomas A. Page         63    Chairman (Enova) since December 1994.  Chairman since January 1983.
                             President and Chief Executive Officer (Enova) from December 1994 through December 1995.
                             Chief Executive Officer from January 1983 through December 1995.
                             President from 1983 through 1991 and from January 1994
                                through December 1995.

Stephen L. Baum        56    Vice Chairman since April 1996.
                             President and Chief Executive Officer (Enova) since January 1996.
                             Executive Vice President (Enova) from December 1994 through December 1995.
                             Executive Vice President from January 1993 through December 1995.
                             Senior Vice President - Law and Corporate Affairs and General
                                Counsel from January 1992 through December 1992.

Donald E. Felsinger    49    President and Chief Executive Officer since January 1996.
                             Executive Vice President (Enova) from December 1994 through
                                December 1995 and since April 1996.
                             Executive Vice President from January 1993 through December 1995.
                             Senior Vice President - Marketing and Resource Development
                                from January 1992 through December 1992.

Gary D. Cotton         56    Senior Vice President - Customer Operations since January 1993.
                             Senior Vice President - Customer Services from January 1992 through December 1992.

Edwin A. Guiles        47    Senior Vice President (Enova) from January 1997.
                             Senior Vice President - Energy Supply from January 1993 through
                                January 1997.
                             Vice President - Engineering and Operations from January 1992 through December 1992.

David R. Kuzma         51    Senior Vice President, Chief Financial Officer and Treasurer
                                (Enova) since November 1995.
                             Senior Vice President, Chief Financial Officer and Treasurer
                                since June 1995.
                             Chief Financial Officer, Senior Vice President and Treasurer of
                                Florida Progress Corporation from 1991 to 1995.

Frank H. Ault          52    Vice President and Controller (Enova) since December 1994.
                             Vice President and Controller since January 1993.
                             Controller from May 1986 through December 1992.

Kathleen A. Flanagan   46    Vice President - Corporate Communications since July 1994.
                             Manager - Corporate Communications at Southern California Edison
                                from 1991 to 1994.

Margot A. Kyd          43    Acting Vice President - Marketing and Customer Services since
                                January 1996.
                             Vice President - Human Resources (Enova) since January 1996.
                             Vice President - Human Resources since January 1993.
                             Vice President - Administrative Services from 1988 through 1992.

William L. Reed        45    Vice President - Regulatory Affairs since January 1996.
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


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Enova Corporation

Common stock of Enova Corporation is traded on the New York and Pacific stock exchanges. At December 31, 1996 there were 79,146 holders of common stock. The quarterly common stock information required by Item 5 is incorporated by reference from page 51 of the 1996 Annual Report to Shareholders.

On March 11, 1997 Enova Corporation's board of directors authorized the repurchase of up to 3 million of its outstanding shares of common stock. Under the authorization, the purchases can be made periodically either in the open market or through private transactions. Enova does not anticipate that this repurchase will affect its ability to engage in future transactions that would be accounted for as poolings of interests, including the pending business combination with Pacific Enterprises.

San Diego Gas & Electric Company

All the common stock of San Diego Gas & Electric Company is owned by Enova Corporation and is not publicly traded. The following table sets forth the cash distributions on common stock paid to Enova Corporation by SDG&E:

                                                    1996
                      First Quarter             $45,459,716
                      Second Quarter            $45,460,652
                      Third Quarter             $45,460,652
                      Fourth Quarter            $45,485,207

Dividend Restrictions

The CPUC regulates SDG&E's capital structure, limiting the dividends it may pay pay Enova. At December 31, 1996, $67 million of common equity was available for for future dividends.



ITEM 6. SELECTED FINANCIAL DATA

                                 Enova Corporation

In millions of dollars except per share amounts
                                     1996       1995       1994       1993       1992
                                  --------   --------   --------   --------   --------
For the years ended December 31
Operating revenues               $1,993.5   $1,870.7   $1,912.2   $1,897.5   $1,789.0
Operating income                   $335.0     $345.7     $317.2     $303.9     $308.9
Income from continuing operations  $230.9     $225.6     $199.3     $219.0     $211.5
Earnings applicable to
  common shares                    $230.9     $225.8     $135.8     $210.2     $201.1
Earnings per common share from
  continuing operations             $1.98      $1.94      $1.71      $1.89      $1.86
Earnings per common share           $1.98      $1.94      $1.17      $1.81      $1.77
Dividends declared per common share $1.56      $1.56      $1.52      $1.48      $1.44

At December 31
Total assets                     $4,649.2   $4,748.6   $4,662.9   $4,694.7   $4,472.8
Long-term debt and preferred stock
  subject to mandatory redemption
  (excludes current portion)*    $1,504.3   $1,490.1   $1,479.2   $1,523.6   $1,647.3

*Includes long-term debt redeemable within one year.

This summary should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements beginning on page 27 27 of this 1996 Annual Report on Form 10-K.

                          San Diego Gas & Electric Company

In millions of dollars except per share amounts
                                     1996       1995       1994       1993       1992
                                  --------   --------   --------   --------   --------
For the years ended December 31
Operating revenues               $1,938.9   $1,814.1   $1,856.5   $1,861.3   $1,784.1
Operating income                   $308.8     $315.0     $302.6     $288.2     $307.4
Income from continuing operations  $222.8     $219.0     $206.3     $215.9     $224.2
Net income (before preferred
  dividend requirement             $222.8     $233.5     $143.5     $218.7     $210.7
Preferred dividends                  $6.6       $7.7       $7.7       $8.5       $9.6
Earnings applicable to
  common shares                    $216.2     $225.8     $135.8     $210.2     $201.1

At December 31
Total assets                     $4,160.5   $4,472.6   $4,353.3   $4,370.0   $4,046.1
Long-term debt and preferred stock
  subject to mandatory redemption
  (excludes current portion)*    $1,309.8   $1,242.0   $1,239.1   $1,347.5   $1,509.8

*Includes long-term debt redeemable within one year.

This summary should be read in conjunction with the San Diego Gas & Electric Company financial statements and notes to financial statements beginning on page 52 of this 1996 Annual Report on Form 10-K.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Enova Corporation/San Diego Gas & Electric Company

The information required by Item 7 is incorporated by reference from pages 20 through 30 of the 1996 Annual Report to Shareholders.



Item 8. Financial Statements and Supplementary Data - Enova Corporation

ENOVA CORPORATION
STATEMENTS OF CONSOLIDATED INCOME
In thousands except per share amounts

For the years ended December 31                        1996          1995          1994
                                                   ------------  ------------  ------------
Operating Revenues
  Electric                                          $1,590,882    $1,503,926    $1,510,320
  Gas                                                  348,035       310,142       346,183
  Other                                                 54,557        56,608        55,742
                                                   ------------  ------------  ------------
Total operating revenues                             1,993,474     1,870,676     1,912,245
                                                   ------------  ------------  ------------
Operating Expenses
  Electric fuel                                        134,350       100,256       143,339
  Purchased power                                      310,731       341,727       342,612
  Gas purchased for resale                             152,408       113,355       146,579
  Maintenance                                           57,652        91,740        70,776
  Depreciation and decommissioning                     332,490       278,239       262,238
  Property and other taxes                              44,764        45,566        44,746
  General and administrative                           262,058       210,207       207,908
  Other                                                212,245       209,358       233,533
  Income taxes                                         151,813       134,578       143,298
                                                   ------------  ------------  ------------
Total operating expenses                             1,658,511     1,525,026     1,595,029
                                                   ------------  ------------  ------------
Operating Income                                       334,963       345,650       317,216
                                                   ------------  ------------  ------------
Other Income and (Deductions)
  Allowance for equity funds used
   during construction                                   5,898         6,435         6,274
  Taxes on nonoperating income                           3,339           (27)        7,299
  Other - net                                           (3,265)       (5,876)      (19,117)
                                                   ------------  ------------  ------------
    Total other income and (deductions)                  5,972           532        (5,544)
                                                   ------------  ------------  ------------
Income Before Interest Charges and
  Preferred Dividends                                  340,935       346,182       311,672
                                                   ------------  ------------  ------------
Interest Charges and Preferred Dividends
  Long-term debt                                        89,198        95,523        92,770
  Short-term debt and other                             17,516        20,215        14,619
  Allowance for borrowed funds
   used during construction                             (3,288)       (2,865)       (2,658)
  Preferred dividend requirements of SDG&E               6,582         7,663          7,663
                                                   ------------  ------------  ------------
    Net interest charges and preferred dividends       110,008       120,536       112,394
                                                   ------------  ------------  ------------
Income From Continuing Operations                      230,927       225,646       199,278
Discontinued Operations, Net Of Income Taxes              --             148       (63,464)
                                                   ------------  ------------  ------------

Earnings Applicable to Common Shares                $  230,927    $  225,794    $  135,814
                                                   ============  ============  ============
Average Common Shares Outstanding                      116,572       116,535       116,484
                                                   ============  ============  ============
Earnings Per Common Share from
Continuing operations                               $     1.98    $     1.94    $     1.71
                                                   ============  ============  ============
Earnings Per Common Share                           $     1.98    $     1.94    $     1.17
                                                   ============  ============  ============
Dividends Declared Per Common Share                 $     1.56    $     1.56    $     1.52
                                                   ============  ============  ============

See notes to consolidated financial statements



ENOVA CORPORATION
CONSOLIDATED BALANCE SHEETS
In thousands of dollars
Balance at December 31                                        1996            1995
                                                         --------------  --------------
ASSETS
Utility plant - at original cost                           $5,704,464      $5,533,554
Accumulated depreciation and decommissioning               (2,630,093)     (2,355,213)
                                                         --------------  --------------
   Utility plant-net                                        3,074,371       3,178,341
                                                         --------------  --------------
Investments and other property                                650,188         532,289
                                                         --------------  --------------
Current assets
   Cash and temporary investments                             173,079          96,429
   Accounts receivable                                        186,529         178,155
   Notes receivable                                            33,564          34,498
   Inventories                                                 63,437          67,959
   Other                                                       47,094          22,946
                                                         --------------  --------------
     Total current assets                                     503,703         399,987
                                                         --------------  --------------
Deferred taxes recoverable in rates                           189,193         298,748
                                                         --------------  --------------
Deferred charges and other assets                             231,782         339,259
                                                         --------------  --------------
     Total                                                 $4,649,237      $4,748,624
                                                         ==============  ==============
CAPITALIZATION AND LIABILITIES
Capitalization (see Statements of Consolidated
Capital Stock and of Long-Term Debt)
   Common equity                                           $1,569,670      $1,520,070
   Preferred stock not subject to mandatory redemption         78,475          93,475
   Preferred stock subject to mandatory redemption             25,000          25,000
   Long-term debt                                           1,479,338       1,350,094
                                                         --------------  --------------
     Total capitalization                                   3,152,483       2,988,639
                                                         --------------  --------------
Current liabilities
   Long-term debt redeemable within one year                     --           115,000
   Current portion of long-term debt                           69,902          36,316
   Accounts payable                                           175,815         145,517
   Dividends payable                                           47,213          47,383
   Interest accrued                                            21,259          22,537
   Regulatory balancing accounts overcollected-net             35,338         170,761
   Other                                                      158,317         125,438
                                                         --------------  --------------
     Total current liabilities                                507,844         662,952
                                                         --------------  --------------
Customer advances for construction                             34,666          34,698
Accumulated deferred income taxes-net                         497,400         523,335
Accumulated deferred investment tax credits                    64,410         104,226
Deferred credits and other liabilities                        392,434         434,774
Contingencies and commitments (Notes 9 and 10)                  --              --
                                                         --------------  --------------
     Total                                                 $4,649,237      $4,748,624
                                                         ==============  ==============

See notes to consolidated financial statements



ENOVA CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS

In thousands of dollars
For the years ended December 31                                 1996          1995          1994
                                                            ------------  ------------  ------------
Cash Flows from Operating Activities
  Income from continuing operations                          $   230,927   $  225,646    $  199,278
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities
      Depreciation and decommissioning                           332,490      278,239       262,238
      Amortization of deferred charges and other assets            6,556       12,068        12,944
      Writedown of real property and other assets                   --           --          37,000
      Amortization of deferred credits and other
        liabilities                                              (38,399)     (32,975)      (30,370)
      Allowance for equity funds used during construction         (5,898)      (6,435)       (6,274)
      Deferred income taxes and investment tax credits            (6,875)     (42,237)      (54,650)
      Other-net                                                   73,850       57,475        57,734
  Changes in working capital components
      Accounts and notes receivable                               (7,440)       7,141        (9,110)
      Regulatory balancing accounts                              (37,313)      59,030        78,552
      Inventories                                                  4,522        7,648           506
      Other current assets                                       (14,242)      (5,609)       (1,518)
      Interest and taxes accrued                                 (28,199)      23,131        17,865
      Accounts payable and other current liabilities              49,427       26,983        (9,271)
  Cash flows provided by discontinued operations                    --          6,148         3,790
                                                             -----------  -------------  ------------
        Net cash provided by operating activities                559,406      616,253       558,714
                                                             -----------  -------------  ------------
Cash Flows from Financing Activities
  Dividends paid                                                (181,849)    (180,625)     (175,829)
  Issuance of long-term debt                                     228,946      124,641          --
  Repayment of long-term debt                                   (286,668)    (165,871)      (90,255)
  Short-term borrowings-net                                         --        (89,325)      (27,872)
  Redemption of preferred stock                                  (15,155)         (18)         --
  Redemption of common stock                                        (480)        (241)         (558)
                                                             ------------  ------------  ------------
        Net cash used by financing activities                   (255,206)    (311,439)     (294,514)
                                                             ------------  ------------  ------------
Cash Flows from Investing Activities
  Utility construction expenditures                             (208,850)    (220,748)     (263,709)
  Withdrawals from construction trust funds - net                   --           --          58,042
  Contributions to decommissioning funds                         (22,038)     (22,038)      (22,038)
  Other-net                                                        3,338        3,874        (6,463)
  Discontinued operations                                           --          5,122       (17,338)
                                                             ------------  ------------  ------------
        Net cash used by investing activities                   (227,550)    (233,790)     (251,506)
                                                             ------------  ------------  ------------
Net increase                                                      76,650       71,024        12,694
Cash and temporary investments, beginning of year                 96,429       25,405        12,711
                                                             ------------  ------------  ------------
Cash and temporary investments, end of year                  $   173,079   $   96,429    $   25,405
                                                             ============  ============  ============
Supplemental Schedule of Noncash Investing
  and Financing Activities
    Real estate investments                                  $    96,832   $   50,496    $   28,311
    Cash paid                                                       --         (2,550)         (452)
                                                             ------------  ------------  ------------
    Liabilities assumed                                      $    96,832   $   47,946    $   27,859
                                                             ============  ============  ============

See notes to consolidated financial statements




ENOVA CORPORATION
STATEMENTS OF CONSOLIDATED CHANGES IN
CAPITAL STOCK AND RETAINED EARNINGS

In thousands of dollars
For the years ended December 31, 1994, 1995, 1996

                                                Preferred  Stock
                                          -----------------------------
                                            Not Subject    Subject to             Premium on
                                            to Mandatory   Mandatory    Common     Capital     Retained
                                             Redemption    Redemption   Stock       Stock      Earnings
                                             ---------     ---------   ---------   ---------   ---------


Balance, January 1, 1994                     $ 93,493      $ 25,000    $ 291,288   $ 565,119   $ 659,833
  Earnings applicable to common shares                                                           135,814
  Long-term incentive plan activity-net                                       53        (611)
  Common stock dividends declared                                                               (177,066)
--------------------------                   ---------     ---------   ---------   ---------   ---------
Balance, December 31, 1994                     93,493        25,000      291,341     564,508     618,581
  Earnings applicable to common shares                                                           225,794
  Long-term incentive plan activity-net                                      117       1,530
  Preferred stock retired (880 shares)            (18)                                     8
  Common stock dividends declared                                                               (181,809)
--------------------------                   ---------     ---------   ---------   ---------   ---------
Balance, December 31, 1995                     93,475        25,000      291,458     566,046     662,566
  Earnings applicable to common shares                                                           230,927
  Long-term incentive plan activity-net                                      113         582
  Preferred stock retired (150,000 shares)    (15,000)                                  (155)
  Common stock dividends declared                                                               (181,867)
--------------------------                   ---------     ---------   ---------   ---------   ---------
Balance, December 31, 1996                   $ 78,475      $ 25,000    $ 291,571   $ 566,473   $ 711,626
==========================                   =========     =========   =========   =========   =========

See notes to consolidated financial statements.


ENOVA CORPORATION
STATEMENTS OF CONSOLIDATED CAPITAL STOCK
In thousands of dollars except call price

Balance at December 31                                                       1996         1995
                                                                          -----------  ----------

COMMON EQUITY
Common stock, without par value, authorized
  255,000,000 shares, outstanding: 1996,
  116,628,735 shares; 1995, 116,583,358 shares                            $  291,571   $  291,458
Premium on capital stock                                                     566,473      566,046
Retained earnings                                                            711,626      662,566
                                                                          -----------  ----------
      Total common equity                                                 $1,569,670   $1,520,070
                                                                          ===========  ==========

PREFERRED STOCK (A)                                  Trading       Call
Not subject to mandatory redemption                  Symbol(B)     Price
  $20 par value, authorized 1,375,000 shares         ---------  --------
   5% Series, 375,000 shares outstanding             SDOPrA      $24.00    $   7,500   $    7,500
   4.50% Series, 300,000 shares outstanding          SDOPrB      $21.20        6,000        6,000
   4.40% Series, 325,000 shares outstanding          SDOPrC      $21.00        6,500        6,500
   4.60% Series, 373,770 shares outstanding          --          $20.25        7,475        7,475
Without par value (C)
   $7.20 Series, outstanding: 1995, 150,000 shares   SDOPrG        --            --        15,000
   $1.70 Series, 1,400,000 shares outstanding        --         $25.85(D)     35,000       35,000
   $1.82 Series, 640,000 shares outstanding          SDOPrH     $26.00(D)     16,000       16,000
                                                                          -----------  ----------
   Total not subject to mandatory redemption                               $  78,475   $   93,475
                                                                          ===========  ==========
Subject to mandatory redemption
  Without par value (C)
   $1.7625 Series, 1,000,000 shares outstanding(E)   --         $25.00(D)  $  25,000   $   25,000
                                                                          =========== ===========


(A) All series of preferred stock have cumulative preferences as to dividends. The $20 par value preferred stock has two votes per share, whereas the no par value preferred stock is nonvoting. The $20 par value preferred stock has a liquidation value at par. The no par value preferred stock has a liquidation value of $25 per share.

(B) All listed shares are traded on the American Stock Exchange.

(C) Authorized 10,000,000 shares total (both subject to and not subject to mandatory redemption).

(D) The $1.70 and $1.7625 series are not callable until 2003; the $1.82 series is not callable until 1998. All other series are currently callable.

(E) The $1.7625 series has a sinking fund requirement to redeem 50,000 shares per year from 2003 to 2007. The remaining 750,000 shares must be redeemed in 2008.

See notes to consolidated financial statements.




ENOVA CORPORATION
STATEMENTS OF CONSOLIDATED LONG-TERM DEBT
In thousands of dollars
                                                          First Call
        Balance at December 31                                Date            1996        1995
                                                       -----------------  ----------  ----------
  SDG&E
       First mortgage bonds
         5.5% Series I, due March 1, 1997                 4/15/67         $   25,000  $   25,000
         4.00% Series CC, due May 1, 2008(A)               9/1/96               --        53,000
         4.00% Series DD, due December 1, 2008(A)          9/1/96               --        27,000
         3.95% Series FF, due December 1, 2007(A)          8/1/96               --        35,000
         7.625% Series GG, due July 1, 2021(B)             7/1/96               --        44,250
         7.375% Series HH, due December 1, 2021(B)        12/1/96               --        81,350
         8.75% Series II, due March 1, 2023(B)             9/1/97             25,000      25,000
         9.625% Series JJ, due April 15, 2020             4/15/00            100,000     100,000
         6.8% Series KK, due June 1, 2015(A)         Non-callable             14,400      14,400
         8.5% Series LL, due April 1, 2022                 4/1/02             60,000      60,000
         7.625% Series MM, due June 15, 2002         Non-callable             80,000      80,000
         6.1% and 6.4% Series NN, due September 1, 2018
           and 2019(B)                                     9/1/02            118,615     118,615
         Various % Series OO, due December 1, 2027(C)        (D)             250,000     250,000
         5.9% Series PP, due June 1, 2018(B)               6/1/03             70,795      70,795
         Variable % Series QQ, due June 1, 2018(B)           (E)              14,915      14,915
         5.85% Series RR, due June 1, 2021(A)              6/1/03             60,000      60,000
         5.9% Series SS, due September 1, 2018(B)          9/1/03             92,945      92,945
         Variable % Series TT, due September 1, 2020(B)      (E)              57,650      57,650
         Variable % Series UU, due September 1, 2020(B)      (E)              16,700      16,700
                                                        --------------     ----------  ----------
              Total                                                          986,020   1,226,620
                                                                           ----------  ----------
       Unsecured bonds
         5.90% Series CPCFA96A, due June 1, 2014(A)  Non-callable            129,820        --
         Variable % Series CV96A, due July 1, 2021(C)        (E)              38,900        --
         Variable % Series CV96B, due December 1, 2022(C)    (E)              60,000        --
                                                        --------------     ----------  -----------
              Total                                                          228,720        --
                                                                           ----------  ----------

       Capitalized leases                                                    105,315     105,365
       Other long-term debt                                                      528      15,207
       Unamortized discount on long-term debt                                 (2,128)     (6,331)
       Long-term debt redeemable within one year                                --      (115,000)
       Current portion of long-term debt                                     (33,639)     (8,835)
                                                                           ----------  ----------
  Total SDG&E                                                              1,284,816   1,217,026
                                                                           ----------  -----------

  Other Subsidiaries
       Debt incurred to acquire limited partnerships,
         various rates, payable annually through 2007                        219,051     142,198
       Other long-term debt                                                   11,734      18,351
       Current portion of long-term debt                                     (36,263)    (27,481)
                                                                             --------    --------
  Total Other Subsidiaries                                                   194,522     133,068
                                                                             --------    --------
  Total Enova                                                             $1,479,338  $1,350,094
                                                                          ===========  ==========

	(A)  Issued to secure SDG&E's obligation under a series of loan agreements with the
	     California Pollution Control Financing Authority under which the Authority loaned
	     proceeds from the sale of $115 million of variable-rate/demand (series CC, DD and FF)
	     and $204 million in fixed-rate (series KK, RR and CPCFA96A) tax-exempt pollution control
	     revenue bonds to the company to finance certain qualified facilities.

	(B)  Issued to secure SDG&E's obligation under a series of loan agreements with the City
	     of San Diego under which the city loaned the proceeds from the sale of industrial
	     development revenue bonds to the company to finance certain qualified facilities.
	     All series are tax-exempt except QQ and UU.

	(C)  Issued to secure SDG&E's obligation under a series of loan agreements with the City
	     of Chula Vista under which the city loaned the proceeds from the sale of $349 million
	     in tax-exempt industrial development revenue bonds to the company to finance certain
	     qualified facilities.

 (D)  The first call date for $75 million is December 1, 2002.  The remaining $175 million of
	     the bonds is currently variable rate and is callable at various dates within
	     one year. Of this, $45 million is subject to a floating-to-fixed rate swap, which
	     expires December 15, 2002 (See Note 8).

	(E)  Callable at various dates within one year.


See notes to consolidated financial statements.



ENOVA CORPORATION
STATEMENTS OF CONSOLIDATED FINANCIAL
INFORMATION BY SEGMENTS OF BUSINESS
In thousands of dollars
At December 31 or for the
years then ended                               1996         1995         1994
----------------------------------          -----------  -----------  -----------
Operating Revenues (A)                      $ 1,993,474  $ 1,870,676  $ 1,912,245
                                            ===========  ===========  ===========
Operating Income
  Electric operations                       $   269,038  $   263,346  $   252,268
  Gas operations                                 39,724       51,654       50,375
  Other                                          26,201       30,650       14,573
                                            -----------  -----------  -----------
       Total                                $   334,963  $   345,650  $   317,216
                                            ===========  ===========  ===========
Depreciation and Decommissioning
  Electric operations                       $   279,251  $   227,616  $   220,811
  Gas operations                                 35,027       33,225       31,009
  Other                                          18,212       17,398       10,418
                                            -----------  -----------  -----------
       Total                                $   332,490  $   278,239  $   262,238
                                            ===========  ===========  ===========
Utility Plant Additions (B)
  Electric operations                       $   167,166  $   171,151  $   203,887
  Gas operations                                 41,684       49,597       59,822
                                            -----------  -----------  -----------
       Total                                $   208,850  $   220,748  $   263,709
                                            ===========  ===========  ===========
Identifiable Assets
  Utility plant-net
    Electric operations                     $ 2,625,620  $ 2,737,201  $ 2,790,167
    Gas operations                              448,751      441,140      423,468
                                            -----------  -----------  -----------
       Total                                  3,074,371    3,178,341    3,213,635
                                            -----------  -----------  -----------
  Inventories
    Electric operations                          47,445       53,828       56,209
    Gas operations                               15,633       14,131       19,398
    Other                                           359         --           --
                                             ----------- -----------  -----------
       Total                                     63,437       67,959       75,607
                                             ----------- -----------  -----------
  Other identifiable assets
    Electric operations                         697,145      802,172      732,941
    Gas operations                              161,252      148,714      149,199
    Other                                       488,102      434,940      373,076
                                            -----------  -----------  -----------
       Total                                  1,346,499    1,385,826    1,255,216
                                            -----------  -----------  -----------
Other Utility Assets                            164,930      116,498      118,521
                                            -----------  -----------  -----------
Total Assets                                $ 4,649,237  $ 4,748,624  $ 4,662,979
                                            ===========  ===========  ===========

(A) The detail to operating revenues is provided in the Statements of Consolidated Income. The gas operating revenues shown therein include
    $9 million in 1996, $9 million in 1995 and $18 million in 1994, representing the gross margin on sales to the electric segment. These margins arose from interdepartmental transfers of $111 million in 1996, $85 million in 1995, and $119 million in 1994, based on transfer pricing approved by the California Public Utilities Commission in tariff rates.
(B) Excluding allowance for equity funds used during construction.

Utility income taxes and corporate expenses are allocated between electric and gas operations in accordance with regulatory accounting requirements.

See notes to consolidated financial statements.




ENOVA CORPORATION
QUARTERLY FINANCIAL DATA (UNAUDITED)
In thousands except per share amounts


Quarter ended                            March 31      June 30    September 30   December 31
---------------------------------------------------------------------------------------------

1996
Operating revenues                    $   465,897    $  470,967    $  507,593    $   549,017
Operating expenses                        372,905       396,442       420,307        468,857
                                      -----------    ----------    ----------    -----------
Operating income                           92,992        74,525        87,286         80,160
Other income                                1,168            11         4,373            420
Net interest charges                       28,108        27,186        28,914         25,800
                                      -----------    ----------    ----------    -----------
Earnings applicable to common shares  $    66,052    $   47,350    $   62,745    $    54,780
Average common shares outstanding         116,570       116,565       116,566        116,587
Earnings per common share             $      0.57    $     0.41    $     0.54    $      0.47


1995
Operating revenues                    $   477,955    $  445,239    $  478,689    $   468,793
Operating expenses                        384,300       365,751       388,387        386,588
                                      -----------    ----------    ----------    -----------
Operating income                           93,655        79,488        90,302         82,205
Other income and (deductions)               1,744          (499)       (1,102)           389
Net interest charges                       29,975        31,010        29,296         30,255
                                      -----------    ----------    ----------    -----------
Income from continuing operations          65,424        47,979        59,904         52,339
Discontinued operations,
   net of income taxes                     (5,490)         (678)         --            6,316
                                      -----------    ----------    ----------    -----------
Earnings applicable to common shares  $    59,934    $   47,301   $    59,904   $     58,655
Average common shares outstanding         116,533       116,534       116,538        116,545
Earnings per common share from
   continuing operations              $      0.56    $     0.41   $      0.51   $       0.45
Earnings per common share             $      0.51    $     0.41   $      0.51   $       0.50

These amounts are unaudited, but in the opinion of Enova reflect all adjustments necessary for a fair presentation.



ENOVA CORPORATION
Quarterly Common Stock Data (Unaudited)

                                   1996                                   1995
                     First    Second    Third    Fourth     First   Second   Third    Fourth
                    Quarter  Quarter   Quarter  Quarter    Quarter  Quarter  Quarter  Quarter


Market price

  High              24 3/4   23 1/8    23       23         21 5/8   22 7/8   23 1/4    23 7/8
  Low               21 5/8   20 3/8    20 1/2   21 5/8     19 1/8   20 1/8   20 3/4    21 7/8
Dividends declared  $0.39    $0.39     $0.39    $0.39      $0.39    $0.39    $0.39     $0.39




                         INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Enova Corporation:

We have audited the accompanying consolidated balance sheets and the statements of consolidated capital stock and of consolidated long-term debt of Enova Corporation and subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, consolidated changes in capital stock and retained earnings, consolidated cash flows, and consolidated financial information by segments of business for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Enova Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP
San Diego, California
March 11, 1997



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         ENOVA CORPORATION


NOTE 1: BUSINESS COMBINATION
On October 14, 1996, Enova Corporation and Pacific Enterprises, Inc., parent company of Southern California Gas Company, announced an agreement to combine the two companies. As a result of the combination, which was unanimously approved by the boards of directors of both companies, (i) each outstanding share of common stock of Enova will be converted into one share of common stock of the new company, (ii) each outstanding share of common stock of Pacific Enterprises will be converted into 1.5038 shares of common stock of the new company and (iii) the preferred stock and preference stock of SDG&E, Pacific Enterprises and Southern California Gas will remain outstanding. On March 11, 1997, the combination was approved by the shareholders of both companies.

Consummation of the combination is conditional upon the approvals of the California Public Utilities Commission and various other regulatory bodies, with completion expected by the end of 1997. The combination will be a tax-free transaction and is expected to be accounted for as a pooling of interests.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations   On January 1, 1996, Enova Corporation (referred to
herein as Enova, which includes the parent and its wholly owned subsidiaries) became the parent of SDG&E and its unregulated subsidiaries (referred to herein as non-utility subsidiaries). SDG&E's outstanding common stock was converted on a share-for-share basis into Enova common stock. SDG&E's debt securities, preferred and preference stock were unaffected and remain with SDG&E.

The consolidated financial statements include Enova and its wholly owned subsidiaries. The subsidiaries include SDG&E, Califia, Enova Financial, Enova Energy, Enova Technologies, Enova International and Pacific Diversified Capital. In 1996, non-utility subsidiaries contributed 8 percent to operating income (9 percent in 1995 and 8 percent in 1994). In June 1995, SDG&E sold its interest in Wahlco Environmental Systems. Prior periods have been restated to account for the net results of Wahlco as discontinued operations in accordance with Accounting Principles Board Opinion No. 30 "Reporting the Effects of a Disposal Disposal of a Segment of Business." Additional information concerning Wahlco is is described in Note 3.

Utility Plant and Depreciation   Utility plant represents the buildings,
equipment and other facilities used by SDG&E to provide electric and gas service. The cost of utility plant includes labor, material, contract services and related items, and an allowance for funds used during construction. The cost cost of retired depreciable utility plant, plus removal costs minus salvage value is charged to accumulated depreciation. Information regarding industry restructuring and its effect on utility plant is included in Note 10.
Utility plant in service by major functional categories at December 31, 1996, are: electric generation $1.8 billion, electric distribution
$2.2 billion, electric transmission $0.7 billion, other electric
$0.2 billion and gas operations $0.8 billion. The corresponding amounts at December 31, 1995, were essentially the same as 1996. Accumulated depreciation and decommissioning of electric and gas utility plant in service at December 31, 1996, are $2.2 billion and $0.4 billion, respectively and at December 31, 1995, were $2.1 billion and $0.3 billion, respectively.

Depreciation expense is based on the straight-line method, over the useful lives of the assets or a shorter period prescribed by the CPUC (for SONGS, see below). The provisions for depreciation as a percentage of average depreciable utility plant (by major functional categories) in 1996 and (in 1995, 1994, respectively) are: electric generation 7.57 (4.04, 4.04), electric distribution
4.38 (4.36, 4.35), electric transmission 3.25 (3.21, 3.24), other electric 5.95
(5.89, 5.88) and gas operations 4.07 (4.06, 4.11). The increase for electric generation in 1996 reflects the accelerated recovery of San Onofre Nuclear Generating Station Units 2 and 3 approved by the California Public Utilities Commission in April 1996.

Inventories   Included in inventories at December 31, 1996, are SDG&E's $40 million of materials and supplies ($42 million in 1995), and $23 million of fuel oil and natural gas ($26 million in 1995). Materials and supplies are valued at average cost; fuel oil and natural gas are valued by the last-in first-out (LIFO) method.

Other Current Assets   Included in other current assets at December 31, 1996,
is $33 million for SDG&E's deferred income taxes.

Short-term Borrowings   There were no short-term borrowings at December 31,
1996 and 1995. At December 31, 1996, SDG&E had $50 million of bank lines available to support commercial paper. Commitment fees are paid on the unused portion of the lines and there are no requirements for compensating balances.

Other Current Liabilities   Included in other current liabilities at December
31, 1996, is Califia's $33 million current portion of deferred lease revenue ($34 million in 1995) and $33 million for SDG&E's accrued vacation and sick leave ($26 million in 1995). The $21 million noncurrent portion ($54 million in 1995) of Califia's deferred lease revenue is included in "Deferred Credits and Other Charges." These deferred revenues are amortized over the lease terms.

Allowance for Funds Used During Construction   The allowance represents the
cost of funds used to finance the construction of utility plant and is added to the cost of utility plant. AFUDC also increases income, as an offset to inter-est charges shown in the Statements of Consolidated Income, although it is not a current source of cash. The average rate used to compute AFUDC was 9.36 percent in 1996, 9.74 percent in 1995 and 8.80 percent in 1994.

Effects of Regulation   SDG&E's accounting policies conform with generally
accepted accounting principles for regulated enterprises and reflect the policies of the California Public Utilities Commission and the Federal Energy Regulatory Commission. SDG&E prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting For the Effects of Certain Types of Regulation," under which a regulated utility may record a regulatory asset if it is probable that, through the rate-making process, the utility will recover that asset from customers. Regulatory liabilities represent future reductions in revenues for amounts due to customers. To the extent that a portion of SDG&E's operations is no longer subject to SFAS No. 71, or recovery is no longer probable as a result of changes in regulation and/or SDG&E's competitive position, the related regulatory assets and liabilities would be written off. In addition, a new accounting standard, effective for 1996 financial statements, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," affects utility plant and regulatory assets such that a loss must be recognized whenever a regulator excludes all or part of an asset's cost from rate base. As discussed in Note 10, California recently enacted a law restructuring the electric-utility industry. The law adopts the December 1995 CPUC policy decision, and allows California utilities to recover existing utility plant and regulatory assets over a transition period that ends in 2001.
SDG&E continues to evaluate the applicability of SFAS No. 71 and SFAS
No. 121 as industry restructuring progresses, taking into consideration concerns from the Securities and Exchange Commission that California's investor-owned utilities may not meet the criteria of SFAS No. 71 with respect to their generation operations. Discussions with the SEC are ongoing. However, if SDG&E discontinues the application of SFAS No.
71 to its generation operations, the write-off of its generation-related regulatory assets and liabilities would not have a material impact on its financial condition or results of operations. Additional information concerning regulatory assets and liabilities is described below in "Revenues and Regulatory Balancing Accounts" and in Note 10.

Revenues and Regulatory Balancing Accounts   Revenues from utility customers
consist of deliveries to customers and the changes in regulatory balancing accounts. Earnings fluctuations from changes in the costs of fuel oil, purchased energy and natural gas, and consumption levels for electricity and the majority of natural gas previously were eliminated by balancing accounts authorized by the California Public Utilities Commission. This is still the case for natural gas. However, as a result of California's electric restructuring law, the $98 million of overcollections recorded in the Energy Cost Adjustment Clause and Electric Revenue Adjustment Mechanism balancing accounts as of December 31,
1996 were credited to deferred charges and other assets; and the elimination of ECAC and ERAM will result in quarter-to-quarter earnings volatility in 1997 and future. years. Additional information on industry restructuring is included in Note 10.

Deferred Charges and Other Assets   Deferred charges include SDG&E's
unrecovered premium on early retirement of debt and other regulatory-related expenditures that SDG&E expects to recover in future rates. These items are amortized as recovered in rates. Deferred charges at December 31, 1996, also include the net regulatory asset associated with SDG&E's generation operations, including the effect of the transfer of the balancing accounts discussed in the preceding paragraph. This classification arises from recent electric industry restructuring, which is discussed in Note 10.

Writedowns   In June 1994, Enova recorded writedowns related to SDG&E and non-
utility subsidiaries. Enova recorded a $25 million writedown of various commercial properties, including $19 million of non-utility subsidiary proper-ties in Colorado Springs and in San Diego, to reflect continuing declines in commercial real estate values. SDG&E also recorded a $12 million writedown of various non-earning utility assets, including the South Bay Repower project. Other writedowns, associated with discontinued operations, are described in
Note 3.

Use of Estimates in the Preparation of Financial Statements   The
preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statements of Consolidated Cash Flows   Temporary investments are highly
liquid investments with original maturities of three months or less.

Basis of Presentation   Certain prior-year amounts have been reclassified to
conform to the current year's format.


NOTE 3: DISCONTINUED OPERATIONS
Enova's financial statements for periods prior to 1996 reflect the June 1995 sale of Wahlco Environmental Systems, Inc. as discontinued operations, in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Effects of a Disposal of a Segment of Business." Discontinued operations are summarized in the table below:

(Millions of dollars)                                1995            1994
----------------------------------------------------------------------------
Revenues                                             $ 24            $ 70
Loss from operations before income taxes                -             (70)
Loss on disposal before income taxes                  (12)              -
Income tax benefits                                    12               7

The loss on disposal of Wahlco was recorded in 1995 and reflects the sale of Wahlco and Wahlco's net operating losses after 1994. The loss from discontinued operations for 1994 was primarily due to the $59 million writedown of Wahlco's goodwill and other intangible assets as a result of the depressed air pollution-control market and increasing competition.


NOTE 4: LONG-TERM DEBT
Amounts and due dates of long-term debt are shown on the Statements of Consolidated Long-Term Debt. Excluding capital leases, which are described in
Note 9, maturities of long-term debt for SDG&E are $25 million due in 1997 and less than $1 million for each of the next four years. Total maturities of long-term debt for non-utility subsidiaries are $36 million for 1997, $42 million for 1998, $38 million for 1999, $27 million for 2000 and $23 million for 2001. SDG&E has CPUC authorization to issue an additional $210 million in long-term debt.

First Mortgage Bonds   First mortgage bonds are secured by a lien on
substantially all of SDG&E's utility plant. Additional first mortgage bonds may be issued upon compliance with the provisions of the bond indenture, which provides for, among other things, the issuance of an additional $1.2 billion of first mortgage bonds at December 31, 1996. Certain of the first mortgage bonds may be called at SDG&E's option.

First mortgage bonds totaling $264 million have variable-interest-rate provisions. During 1996, SDG&E retired $241 million of first mortgage bonds prior to scheduled maturity.

Unsecured Bonds   Unsecured bonds totaling $229 million were issued by SDG&E during 1996. Of these bonds, $99 million have variable-interest-rate provisions.

Other   At December 31, 1996 SDG&E had $330 million of bank lines, providing a committed source of long-term borrowings, with no debt outstanding. Bank lines, unless renewed by SDG&E, expire in 1997 ($50 million) and in 2000 ($280 million). Commitment fees are paid on the unused portion of the lines and there are no requirements for compensating balances.

Non-utility loans of $231 million and $161 million at December 31, 1996, and 1995, respectively, are secured by equipment and real estate.

SDG&E's interest payments, including those applicable to short-term borrowings, amounted to $93 million in 1996, $100 million in 1995 and $91 million in 1994. Non-utility interest payments amounted to $12 million in 1996, $14 million in 1995 and $11 million in 1994.

SDG&E periodically enters into interest-rate swap-and-cap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowings. At December 31, 1996, SDG&E had such an agreement, maturing in 2002, with underlying debt of $45 million. See additional information in Note 8.

Although holders of variable-rate bonds may elect to redeem them prior to scheduled maturity, for purposes of determining the maturities listed above, it is assumed the bonds will be held to maturity.


NOTE 5: FACILITIES UNDER JOINT OWNERSHIP
SONGS and the Southwest Powerlink transmission line are owned jointly with other utilities. SDG&E's interests at December 31, 1996, were:

In millions of dollars
----------------------------------------------------------------------------
                                                                    Southwest
Project                                                    SONGS    Powerlink
-------------------------------------------------------------------------------
Percentage ownership                                          20        89
Utility plant in service                                 $ 1,137     $ 217
Accumulated depreciation                                 $   487     $  89
Construction work in progress                            $    31     $   -

SDG&E's share of operating expenses is included in the Statements of Consolidated Income.

Each participant in the projects must provide its own financing. The amounts specified above for SONGS include nuclear production, transmission and other facilities.

SONGS Decommissioning   Objectives, work scope and procedures for the future
dismantling and decontamination of the SONGS units must meet the requirements of the Nuclear Regulatory Commission, the Environmental Protection Agency, the California Public Utilities Code and other regulatory bodies.

SDG&E's share of decommissioning costs for the SONGS units is estimated to be $354 million in current dollars and is based on studies performed and updated periodically by outside consultants. The most recent study was performed in 1993. Although electric industry restructuring legislation requires that stranded costs, which includes SONGS plant costs, be recovered by 2001, the recovery of decommissioning costs is allowed through 2013, the estimated last year of service.

The amount accrued each year is based on the amount allowed by regulators and is currently being collected in rates. This amount is considered sufficient to cover SDG&E's share of future decommissioning costs. The depreciation and decommissioning expense reflected on the Statements of Consolidated Income includes $22 million of decommissioning expense for each of the years 1996, 1995 and 1994.

The amounts collected in rates are invested in externally managed trust funds. In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the securities held by the trust are considered available for sale and are adjusted to market value ($328 million at December 31, 1996, and $270 million at December 31, 1995) and included in "Investments and Other Property" on the Consolidated Balance Sheets. The fair values reflect unrealized gains of $50 million and $25 million at December 31, 1996 and 1995, repectively. The corresponding accumulated accrual is included on the Consolidated Balance Sheets in "Accumulated Depreciation and Decommissioning" for SONGS Units 2 and 3 and in "Deferred Credits and Other Liabilities" for Unit 1. Accumulated depreciation and decommissioning of utility plant at December 31, 1995, has been restated to reflect the reclassification as deferred credits of the $78 million of accumulated decommissioning costs associated with Unit 1, which was permanently shut down in 1992.

The Financial Accounting Standards Board is currently reviewing accounting for liabilities related to closure and removal of long-lived assets, such as nuclear power plants, including the recognition, measurement and classification of such costs. The Board could require, among other things, that SDG&E's future balance sheets include a liability for the estimated decommissioning costs, and a related increase in the cost of utility plant.

Additional information regarding SONGS is included in Notes 9 and 10.


NOTE 6: EMPLOYEE BENEFIT PLANS
Pension Plan   SDG&E has a defined-benefit pension plan, which covers
substantially all of its employees. Benefits are related to the employees' compensation. Plan assets consist primarily of common stocks and bonds. SDG&E funds the plan based on the projected unit credit actuarial cost method. Net pension cost consisted of the following for the year ended December 31:

In thousands of dollars                           1996      1995        1994
-------------------------------------------------------------------------------
Cost related to current service                 $18,547   $ 14,598    $18,733
Interest on projected benefit obligation         37,253     30,760     33,254
Return on plan assets                           (72,829)  (132,674)    (1,319)
Net amortization and deferral                    25,315     93,708    (34,253)
-------------------------------------------------------------------------------
Cost pursuant to general accounting standards     8,286      6,392     16,415
Regulatory adjustment                           (15,286)       608    (16,415)
-------------------------------------------------------------------------------
   Net cost (benefit)                           $(7,000)   $ 7,000    $    -
===============================================================================



The plan's status was as follows at December 31:

In thousands of dollars                                       1996      1995
-------------------------------------------------------------------------------
Accumulated benefit obligation
   Vested                                                 $435,029   $357,089
   Non-vested                                               12,321      8,880
-------------------------------------------------------------------------------
      Total                                               $447,350   $365,969
===============================================================================

Plan assets at fair value                                 $598,610   $542,336
Projected benefit obligation                               539,391    481,450
-------------------------------------------------------------------------------
Plan assets less projected benefit obligation               59,219     60,886
Unrecognized effect of accounting change                      (950)    (1,139)
Unrecognized prior service cost                             31,315     11,869
Unrecognized actuarial gains                              (157,082)  (130,828)
-------------------------------------------------------------------------------
   Net liability                                          $(67,498)  $(59,212)
===============================================================================

The projected benefit obligation assumes a 7.50 percent actuarial discount rate in 1996 (7.25 percent in 1995) and a 5.0 percent average annual compensation increase. The expected long-term rate of return on plan assets is 8.5 percent. The increase in the total accumulated benefit obligation and projected benefit obligation at December 31, 1996, is due primarily to a change in retirement age probabilities and a plan amendment to include incentive compensation in salary assumptions used to calculate the pension benefit. The effects of these changes were partially offset by changes in assumptions regarding employee turnover and the increase in the actuarial discount rate. SDG&E's cost for a supplemental retirement plan for a limited number of key employees was approximately $3 million in 1996, $3 million in 1995 and $2 million in 1994.

Post-Retirement Health Benefits   SDG&E provides certain health and life
insurance benefits to retired employees. These benefits are accrued during the employee's years of service, up to the year of benefit eligibility. SDG&E is recovering the cost of these benefits based upon actuarial calculations and funding limitations. The costs for the benefits were $5 million in 1996, $5 million in 1995 and $6 million in 1994. These costs include $2 million of amortization per year for the unamortized transition obligation (arising from the initial implementation of this accounting policy) of approximately $33 million which is being amortized through 2013.

Savings Plan Essentially all employees are eligible to participate in SDG&E's savings plan. Eligible employees may make a contribution of 1 percent to 15 percent of their base pay to the savings plan for investment in mutual funds or in Enova common stock. SDG&E contributes amounts equal to up to 3 percent of participants' compensation for investment in Enova common stock. SDG&E's annual compensation expense for this plan was $2 million in each of the last three years.

Stock-Based Compensation   Enova has a long-term incentive stock compensation
plan that provides for aggregate awards of up to 2,700,000 shares of Enova common stock. The plan terminates in April 2005. In each of the last 10 years, 45,000 shares to 65,000 shares of stock were issued to officers and key employees, subject to forfeiture over four years if certain corporate goals are not met. The long-term incentive stock compensation plan also provides for the granting of stock options. In October 1996, Enova granted options for 272,540 shares of common stock. The options begin vesting one year after grant and continue to vest 25 percent each year over a four-year period, provided the participant remains an employee.
The options are exercisable at $22.375 per share. The options, which were all outstanding at December 31, 1996, expire 10 years after the grant date of October 21, 1996. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," SDG&E has adopted the disclosure-only requirements of SFAS No. 123 and continues to account for stock-based compensation by applying the provisions of Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees." The differences between compensation cost included in net income and the related cost measured by the fair-value-based method defined in SFAS No. 123 are immaterial. SDG&E's compensation expense for this plan was approximately $1 million in 1996, $2 million in 1995 and $0.2 million in 1994.



NOTE 7: INCOME TAXES
Income tax payments totaled $176 million in 1996, $148 million in 1995 and $167 million in 1994.
The components of accumulated deferred income taxes at December 31 are as follows:

In thousands of dollars                                       1996      1995
-------------------------------------------------------------------------------
Deferred tax liabilities
  Differences in financial and tax bases of utility plant  $628,617   $583,664
  Loss on reacquired debt                                    26,399     26,829
  Other                                                      80,033     69,864
-------------------------------------------------------------------------------
     Total deferred tax liabilities	                         735,049    680,357
-------------------------------------------------------------------------------
Deferred tax assets
  Unamortized investment tax credits	                         66,729     71,451
  Equipment leasing activities                               22,333     36,493
  Regulatory balancing accounts                              37,010     41,368
  Unbilled revenue                                           21,923     21,241
  Other                                                     123,158     83,399
-------------------------------------------------------------------------------
     Total deferred tax assets                              271,153    253,952
-------------------------------------------------------------------------------
Net deferred income tax liability                           463,896    426,405
Current portion (net asset)                                  33,504     96,930
-------------------------------------------------------------------------------
Non-current portion (net liability)                        $497,400   $523,335
===============================================================================

The components of income tax expense are as follows:

In thousands of dollars                           1996        1995       1994
-------------------------------------------------------------------------------
Current
  Federal                                       $115,410   $134,212   $149,361
  State                                           39,939     42,630     41,288
-------------------------------------------------------------------------------
     Total current taxes                         155,349    176,842    190,649
-------------------------------------------------------------------------------
Deferred
  Federal                                            434    (23,914)   (37,605)
  State                                           (1,518)   (13,464)   (12,897)
-------------------------------------------------------------------------------
     Total deferred taxes                         (1,084)   (37,378)   (50,502)
-------------------------------------------------------------------------------
Deferred investment tax credits - net             (5,791)    (4,859)    (4,148)
-------------------------------------------------------------------------------
Total income tax expense                        $148,474   $134,605   $135,999
===============================================================================

Federal and state income taxes are allocated between operating income and other income.

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                   1996       1995      1994
-------------------------------------------------------------------------------
Statutory federal income tax rate                  35.0 %     35.0 %    35.0 %
Depreciation                                        6.3        5.5       6.8
State income taxes - net of
  federal income tax benefit                        6.9        5.5       5.5
Tax credits                                        (9.5)      (7.6)     (5.5)
Equipment leasing activities                       (2.8)      (2.8)     (3.3)
Repair allowance                                   (1.2)      (3.0)     (2.8)
Other - net                                         4.4        4.8       4.9
-------------------------------------------------------------------------------
  Effective income tax rate                        39.1 %     37.4 %    40.6 %
===============================================================================


NOTE 8: FINANCIAL INSTRUMENTS
Fair Value   The fair values of financial instruments (cash, temporary
investments, funds held in trust, notes receivable, investments in limited partnerships, dividends payable, short- and long-term debt, deposits from customers, and preferred stock subject to mandatory redemption) are not materially different from the carrying amounts.

Off-Balance-Sheet Financial Instruments   Enova's policy is to use derivative
financial instruments to reduce its exposure to fluctuations in interest rates, foreign-currency exchange rates and natural gas prices. Enova does not use derivatives for trading or speculative purposes. These financial instruments expose Enova to market and credit risks which may at times be concentrated with certain counterparties, although counterparty non-performance is not anticipated.

Interest-Rate-Swap Agreements   SDG&E periodically enters into interest-rate-
swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. These swap agreements generally remain off the balance sheet as they involve the exchange of fixed- and variable-rate interest payments without the exchange of the underlying principal amounts. The related gains or losses are reflected in the income statement as part of interest expense. At December 31, 1996, SDG&E had one interest-rate swap agreement: a floating-to-fixed-rate swap associated with $45 million of variable-rate bonds maturing in 2002. SDG&E expects to hold this derivative financial instrument to its maturity. This swap agreement has effectively fixed the interest rate on the underlying variable-rate debt at 5.4 percent. SDG&E would be exposed to interest rate fluctuations on the underlying debt should the counterparty to the agreement not perform. Such non-performance is not anticipated. This agreement, if terminated, would result in an obligation of $2 million at December 31, 1996 ($3 million at December 31, 1995).

Foreign Currency Forward Exchange Contracts   SDG&E's pension fund
periodically uses foreign currency forward contracts to reduce its exposure to exchange-rate fluctuations associated with certain investments in foreign equity securities. These contracts generally have maturities ranging from three to six months. At December 31, 1996, there were no forward contracts outstanding.

Energy Derivatives   On a limited basis Enova enters into forward contracts,
swaps and other contracts to hedge price volatility of its natural gas requirements. Enova's accounting policy is to adjust the book value of these derivatives to market each month. No such contracts were open and outstanding at December 31, 1996.


NOTE 9: CONTINGENCIES AND COMMITMENTS
Purchased Power Contracts   SDG&E buys electric power under several short-term
and long-term contracts. Purchases are for 2 percent to 7 percent of plant output under contracts with other utilities and up to 100 percent of plant output under contracts with non-utility suppliers. No one supplier provides more than 3 percent of SDG&E's total system requirements. The contracts expire on various dates between 1997 and 2025.

At December 31, 1996, the estimated future minimum payments under the contracts were:

In millions of dollars
-------------------------------------------------------------------------------
1997                                                                   $  260
1998                                                                      193
1999                                                                      190
2000                                                                      157
2001                                                                      138
Thereafter                                                              2,403
-------------------------------------------------------------------------------
Total minimum payments                                                 $3,341
===============================================================================

These payments represent capacity charges and minimum energy purchases. SDG&E is required to pay additional amounts for actual purchases of energy under the contracts. Total payments, including energy payments, under the contracts were $296 million in 1996, $329 million in 1995 and $325 million in 1994.

Natural Gas Contracts   SDG&E has a contract with Southern California Gas
Company that provides SDG&E with intrastate transportation capacity on SoCal's gas pipelines through December 1997. SDG&E's long-term contracts with interstate pipelines for transportation capacity expire on various dates between 2007 and 2023. SDG&E's contract with SoCal for 8 billion cubic feet of natural gas storage capacity expires in March 1998. SDG&E has long-term gas-supply contracts (included in the table below) with four Canadian suppliers that expire between 2001 and 2004. SDG&E has been involved in negotiations and litigation with the suppliers concerning the contracts' terms and prices. SDG&E has settled with one supplier, with gas being delivered under the terms of the settlement agreement. The remaining suppliers have ceased deliveries pending legal resolution.

At December 31, 1996, the future minimum payments under natural gas contracts were:

                                                Transportation        Natural
In millions of dollars                             and Storage            Gas
-------------------------------------------------------------------------------
1997                                                      $ 67           $ 21
1998                                                        15             20
1999                                                        14             17
2000                                                        14             19
2001                                                        14             21
Thereafter                                                 247             48
-------------------------------------------------------------------------------
Total minimum payments                                    $371           $146
===============================================================================

Total payments under the contracts were $100 million in 1996, $95 million in 1995 and $125 million in 1994.

Leases   SDG&E has nuclear fuel, office buildings, a generating facility and other properties that are financed by long-term capital leases. Utility plant included $200 million at December 31, 1996, and $189 million at December 31, 1995, related to these leases. The associated accumulated amortization was $95 million and $86 million, respectively. SDG&E and non-utility subsidiaries also lease office facilities, computer equipment and vehicles under operating lease. Certain leases on office facilities contain escalation clauses requiring annual increases in rent ranging from 2 percent to 7 percent.

The minimum rental commitments payable in future years under all noncancellable leases were:

                                                     Operating     Capitalized
                                                       Leases        Leases
In millions of dollars                             Enova    SDG&E     SDG&E
-------------------------------------------------------------------------------
1997                                               $ 50     $ 13       $ 26
1998                                                 35       13         26
1999                                                 12       12         22
2000                                                  8        8         12
2001                                                  7        7         12
Thereafter                                           40       40         33
-------------------------------------------------------------------------------
Total future rental commitment                     $152      $93        131
-------------------------------------------------------------------------------
Imputed interest (6% to 9%)                                             (26)
-------------------------------------------------------------------------------
Net commitment                                                         $105
===============================================================================

Enova's rental payments totaled $88 million in 1996, $85 million in 1995 and $91 million in 1994. Included in these amounts are SDG&E payments of $46 million, $44 million and $49 million, respectively.

Environmental Issues   SDG&E's operations are conducted in accordance with
federal, state and local environmental laws and regulations governing hazardous wastes, air and water quality, land use, and solid waste disposal. SDG&E incurs significant costs to operate its facilities in compliance with these laws and regulations. The costs of compliance with environmental laws and regulations are normally recovered in customer rates. Capital expenditures to comply with environmental laws and regulations were $6 million in 1996, $4 million in 1995 and $5 million in 1994, and are expected to be $34 million over the next 5 years. These expenditures include the estimated cost of retrofitting SDG&E's power plants to reduce air emissions.

SDG&E has been associated with various sites which may require remediation under federal, state or local environmental laws. SDG&E is unable to determine the extent of its responsibility for remediation of these sites until assess-ments are completed. Furthermore, the number of others that also may be responsible and their ability to share in the cost of the cleanup, is not known. Environmental liabilities that may arise from these assessments are recorded when remedial efforts are probable, and the costs can be estimated. In 1994 the CPUC approved a mechanism allowing utilities to recover their hazardous waste costs, including those related to Superfund sites or similar sites requiring cleanup. The decision allows recovery of 90 percent of cleanup costs and related third-party litigation costs and 70 percent of the related insurance-litigation expenses. As discussed in Note 10, restructuring of the California electric utility industry will change the way utility rates are set and costs are recovered. Both the CPUC and state legislation have indicated that the California utilities will be allowed recovery of existing utility plant and regulatory assets over a transition period that ends in 2001. Depending on the final outcome of industry restructuring and the impact of competition, the costs of compliance with environmental regulations may not be fully recoverable.

Nuclear Insurance   SDG&E and the co-owners of SONGS have purchased primary
insurance of $200 million, the maximum amount available, for public-liability claims. An additional $8.7 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $32 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.8 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 21 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $6 million.

Department of Energy Decommissioning   The Energy Policy Act of 1992
established a fund for the decontamination and decommissioning of the Department of Energy nuclear-fuel-enrichment facilities. Utilities using the DOE services are contributing a total of $2.3 billion, subject to adjustment for inflation, over a 15-year period ending in 2006. Each utility's share is based on its share of enrichment services purchased from the DOE. SDG&E's annual contribution is $1 million.

Litigation   Enova and its subsidiaries, including SDG&E, are involved in various legal matters, including those arising out of the ordinary course of business. Management believes that these matters will not have a material adverse effect on Enova's results of operations, financial condition or liquidity.

Distribution System Conversion   Under a CPUC-mandated program and through
franchise agreements with various cities, SDG&E is committed, in varying amounts, to convert overhead distribution facilities to underground. As of December 31, 1996, the aggregate unexpended amount of this commitment was approximately $100 million. Capital expenditures for underground conversions were $15 million in 1996, $12 million in 1995 and $11 million in 1994.

Concentration of Credit Risk   SDG&E grants credit to its utility customers,
substantially all of whom are located in its service territory, which covers all of San Diego County and an adjacent portion of Orange County.


NOTE 10: INDUSTRY RESTRUCTURING
In September 1996, the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopts the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates. The new law supersedes the CPUC policy decision when in conflict.

Beginning in January 1998, customers will be able to buy their electricity through a power exchange that will obtain power from the lowest-bidding suppliers. The power exchange will serve as a wholesale power pool allowing all energy producers to participate competitively. An independent system operator will schedule power transactions and access to the transmission system. Consumers also may choose either to continue to purchase from their local utility under regulated tariffs or to enter into private contracts with generators, brokers or others. The local utility will continue to provide distribution service regardless of which source the consumer chooses.

Utilities will be allowed a reasonable opportunity to recover their stranded costs through December 31, 2001. Stranded costs such as those related to the public goods charge (funding for renewables and demand-side management programs), reasonable employee-related costs directly caused by restructuring, and purchase-power contracts (including those with qualifying facilities) may be recovered beyond December 31, 2001. Outside of those exceptions, stranded costs not recovered through 2001 will not be collected from customers. Such costs, if any, would be written off as a charge against earnings.

SDG&E's transition cost application filed in October 1996 identifies transition costs totaling $2 billion (net present value in 1998 dollars). These identified transition costs are subject to a CPUC audit, which began in December 1996. The amount includes sunk costs, as well as on-going costs the CPUC finds reasonable and necessary to maintain generation facilities through December 31, 2001. Both the CPUC policy decision and AB 1890 provide that above-market costs for existing power-purchase and QF contracts may be recovered over the terms of the contracts or sooner. Qualifying facilities purchases include approximately 100 existing contracts, which extend as far as 2025. Other power purchases consist of two long-term contracts expiring in 2001 and 2013. The amount also includes other items SDG&E has accrued under cost-of-service regulation. Nuclear decom-missioning costs are nonbypassable until fully recovered, but are not included as part of transition costs. However, recovery of these costs may be accelerated to the extent possible. This could prevent any rate reduction before 2002. The California legislation provides for a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998 as a result of the utilities' receiving the proceeds of rate-reduction bonds issued by an agency of the State of California. SDG&E estimates that it will need $500 million of bond proceeds to enable it to effect a sufficient decrease in rate base to result in the desired rate reduction. These bonds will be repaid over 10 years by SDG&E's residential and small commercial customers via a charge on their electric bills.

In addition, the California legislation includes a rate freeze for all customers. Until the earlier of March 31, 2002, or when transition cost recovery is complete, SDG&E's system average rate will be frozen at June 10, 1996 levels (9.64 cents per kwh), except for the impact of fuel cost changes and the 10-percent rate reduction described above. In any event, rates cannot be increased above 9.985 cents per kwh.

Late-1996 natural gas prices were more than double early-1996 prices due to weather-related factors, storage levels, etc., resulting in electric rate increases in January and February 1997. The rate changes have increased SDG&E's system average rate from 9.64 cents per kwh to the 9.985 cents-per-kwh rate cap.

As described in Note 2, SDG&E currently accounts for the economic effects of regulation in accordance with SFAS No. 71. The SEC has indicated a concern that the California investor-owned utilities may not meet the criteria of SFAS No. 71 with respect to their electric generation net regulatory assets. While discussions are ongoing with the SEC, if a decision is ultimately made that would result in the discontinuation of the application of SFAS No. 71 for electric-generation operations, the impact of a writeoff of these net regulatory assets would not be material to SDG&E's results of operations, financial position or liquidity.





Item 8. Financial Statements and Supplementary Data - San Diego Gas & Electric Company

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF INCOME
In thousands except per share amounts

For the years ended December 31                        1996          1995          1994
                                                   ------------  ------------  -----------
Operating Revenues
  Electric                                          $1,590,882    $1,503,926    $1,510,320
  Gas                                                  348,035       310,142       346,183
                                                   ------------  ------------  -----------
Total operating revenues                             1,938,917     1,814,068     1,856,503
                                                   ------------  ------------  -----------
Operating Expenses
  Electric fuel                                        134,350       100,256       143,339
  Purchased power                                      310,731       341,727       342,612
  Gas purchased for resale                             152,151       113,355       146,579
  Maintenance                                           57,652        91,740        70,776
  Depreciation and decommissioning                     314,278       260,841       251,820
  Property and other taxes                              44,764        45,566        44,746
  General and administrative                           247,653       207,078       206,593
  Other                                                166,391       166,303       169,037
  Income taxes                                         202,185       172,202       178,358
                                                   ------------  ------------  -----------
Total operating expenses                             1,630,155     1,499,068     1,553,860
                                                   ------------  ------------  -----------
Operating Income                                       308,762       315,000       302,643
                                                   ------------  ------------  -----------
Other Income and (Deductions)
Allowance for equity funds used
   during construction                                   5,898         6,435         6,274
  Taxes on nonoperating income                           4,227          (827)        6,099
  Other - net                                           (5,431)          923       (16,131)
                                                   ------------  ------------  -----------
    Total other income and (deductions)                  4,694         6,531        (3,758)
                                                   ------------  ------------  -----------
Income Before Interest Charges                         313,456       321,531       298,885
                                                   ------------  ------------  -----------
Interest Charges
 Long-term debt                                         76,463        82,591        81,749
 Short-term debt and other                              12,635        17,886         8,894
 Amortization of debt discount and
 expense, less premium                                   4,881         4,870         4,604
 Allowance for borrowed funds
  used during construction                              (3,288)       (2,865)       (2,658)
                                                   ------------  ------------  -----------
    Net interest charges                                90,691       102,482        92,589
                                                   ------------  ------------  -----------
Income From Continuing Operations                      222,765       219,049       206,296
Discontinued Operations, Net of
   Income Taxes                                          --           14,408       (62,819)
                                                   ------------  ------------  -----------
Net Income (before preferred
  dividend requirements)                               222,765       233,457       143,477
Preferred Dividend Requirements                          6,582         7,663         7,663
                                                   ------------  ------------  -----------
Earnings Applicable to Common Shares                $  216,183    $  225,794    $  135,814
                                                   ============  ============ ============

See notes to financial statements.



SAN DIEGO GAS & ELECTRIC COMPANY
BALANCE SHEETS
In thousands of dollars
Balance at December 31                                        1996            1995
                                                         --------------  --------------
ASSETS
Utility plant - at original cost                           $5,704,464      $5,533,554
Accumulated depreciation and decommissioning               (2,630,093)     (2,355,213)
                                                         --------------  --------------
   Utility plant-net                                        3,074,371       3,178,341
                                                         --------------  --------------
Investments and other property                                337,520         448,860
                                                         --------------  --------------
Current assets
   Cash and temporary investments                              81,409          20,755
   Accounts receivable                                        187,986         178,091
   Inventories                                                 63,078          67,959
   Other                                                       33,227          11,353
                                                         --------------  --------------
     Total current assets                                     365,700         278,158
                                                         --------------  --------------
Deferred taxes recoverable in rates                           189,193         298,748
                                                         --------------  --------------
Deferred charges and other assets                             193,732         268,506
                                                         --------------  --------------
     Total                                                 $4,160,516      $4,472,613
                                                         ==============  ==============
CAPITALIZATION AND LIABILITIES
Capitalization
   Common equity                                           $1,404,136      $1,520,070
   Preferred stock not subject to mandatory redemption         78,475          93,475
   Preferred stock subject to mandatory redemption             25,000          25,000
   Long-term debt                                           1,284,816       1,217,026
                                                         --------------  --------------
     Total capitalization                                   2,792,427       2,855,571
                                                         --------------  --------------
Current liabilities
   Long-term debt redeemable within one year                     --           115,000
   Current portion of long-term debt                           33,639           8,835
   Accounts payable                                           174,884         145,273
   Due to affiliates                                            7,214            --
   Dividends payable                                           47,131          47,383
   Interest accrued                                            12,824          23,621
   Regulatory balancing accounts overcollected-net             35,338         170,761
   Other                                                      110,743          90,119
                                                         --------------  --------------
     Total current liabilities                                421,773         600,992
                                                         --------------  --------------
Customer advances for construction                             34,666          34,698
Accumulated deferred income taxes-net                         487,119         536,324
Accumulated deferred investment tax credits                    64,410         104,226
Deferred credits and other liabilities                        360,121         340,802
Contingencies and commitments (notes 9 and 10)                   --              --
                                                         --------------  --------------
     Total                                                 $4,160,516      $4,472,613
                                                         ==============  ==============

See notes to financial statements.



SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS CASH FLOWS

In thousands of dollars
For the years ended December 31                                 1996         1995        1994
                                                              ----------  -----------  ----------
Cash Flows from Operating Activities
  Income from continuing operations                         $  222,765   $  219,049   $  206,296
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities
      Depreciation and decommissioning                         314,278      260,841      251,820
      Amortization of deferred charges and other assets          5,926       12,068       12,944
      Writedown of real property and other assets                  --           --        12,000
      Amortization of deferred credits and other
        liabilities                                             (3,901)      (1,169)      (1,169)
      Allowance for equity funds used during construction       (5,898)      (6,435)      (6,274)
      Deferred income taxes and investment tax credits         (16,369)     (42,046)     (51,353)
      Other-net                                                 25,570       21,108       24,554
  Changes in working capital components
      Accounts and notes receivable                             19,573        9,159       (6,179)
      Regulatory balancing accounts                            (37,313)      59,030       78,552
      Inventories                                                4,881        7,648          506
      Other current assets                                     (14,119)      (5,550)         523
      Interest and taxes accrued                               (24,897)      15,737       12,963
      Accounts payable and other current liabilities            50,235       25,288      (12,449)
  Cash flows provided (used) by discontinued operations        (11,544)      49,188       43,643
                                                            -----------  -------------  ---------
        Net cash provided by operating activities              529,187      623,916      566,377
                                                            -----------  -------------  ---------
Cash Flows from Financing Activities
  Dividends paid                                              (188,700)    (188,288)    (183,441)
  Issuance of long-term debt                                   226,646      123,734         --
  Repayment of long-term debt                                 (257,772)    (126,164)     (68,697)
  Short-term borrowings-net                                       --        (58,325)     (32,875)
  Sale (redemption) of common stock                               --           (241)        (558)
  Redemption of preferred stock                                (15,155)         (18)         --
                                                            ------------  ------------  ---------
        Net cash used by financing activities                 (234,981)    (249,302)    (285,571)
                                                            ------------  ------------  ---------
Cash Flows from Investing Activities
  Construction expenditures                                   (208,850)    (220,748)    (263,709)
  Withdrawals from construction trust funds - net                 --           --         58,042
  Contributions to decommissioning funds                       (22,038)     (22,038)     (22,038)
  Other-net                                                     (2,664)      (2,456)      (3,890)
  Discontinued operations                                         --       (120,222)     (41,181)
                                                            ------------  ------------  ---------
        Net cash used by investing activities                 (233,552)    (365,464)    (272,776)
                                                            ------------  ------------  ---------
Net increase                                                    60,654        9,150        8,030
Cash and temporary investments, beginning of year               20,755       11,605        3,575
                                                            ------------  ------------  ---------
Cash and temporary investments, end of year                 $   81,409    $  20,755     $ 11,605
                                                            ============  ============  =========
Supplemental Disclosure of Cash Flow Information
   Income tax payments                                      $  244,810    $ 199,891    $ 210,902
                                                            ===========   ===========   =========
   Interest payments, net of amounts capitalized            $   93,652   $  104,373   $   92,031
                                                            ===========   ===========   =========
   Net assets of affiliates transferred to parent           $  150,095   $     --     $    --
                                                            ===========   ===========   =========

See notes to financial statements.



SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF CHANGES IN CAPITAL STOCK
AND RETAINED EARNINGS

In thousands of dollars
For the years ended December 31, 1994, 1995, 1996

                                                 Preferred  Stock
                                          -----------------------------
                                            Not Subject    Subject to             Premium on
                                            to Mandatory   Mandatory    Common     Capital     Retained
                                             Redemption    Redemption   Stock       Stock      Earnings
                                             ---------     ---------   ---------   ---------   --------

Balance, January 1, 1994                     $ 93,493      $ 25,000    $ 291,288   $ 565,119   $ 659,833
  Earnings applicable to common shares                                                           135,814
  Long-term incentive plan activity-net                                       53        (611)
  Common stock dividends declared                                                               (177,066)
--------------------------                   ---------     ---------   ---------   ---------   ---------
Balance, December 31, 1994                     93,493        25,000      291,341     564,508     618,581
  Earnings applicable to common shares                                                           225,794
  Long-term incentive plan activity-net                                      117       1,530
  Preferred stock retired (880 shares)            (18)                                     8
  Common stock dividends declared                                                               (181,809)
--------------------------                   ---------     ---------   ---------   ---------   ---------
Balance, December 31, 1995                     93,475        25,000      291,458     566,046     662,566
  Earnings applicable to common shares                                                           216,183
  Transfer to Enova Corporation                                                          342    (150,437)
  Long-term incentive plan activity-net
  Preferred stock retired (150,000 shares)    (15,000)                                  (155)
  Common stock dividends declared                                                               (181,867)
--------------------------                   ---------     ---------   ---------   ---------   ---------
Balance, December 31, 1996                   $ 78,475      $ 25,000    $ 291,458   $ 566,233   $ 546,445
==========================                   =========     =========   =========   =========   =========

See notes to financial statements.



                    INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of San Diego Gas & Electric
Company:

We have audited the accompanying balance sheets of San Diego Gas & Electric Company as of December 31, 1996 and 1995, and the related statements of income, changes in capital stock and retained earnings, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of San Diego Gas & Electric Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP



DELOITTE & TOUCHE LLP
San Diego, California
March 11, 1997




                         NOTES TO FINANCIAL STATEMENTS

                        SAN DIEGO GAS & ELECTRIC COMPANY


Except as modified below, the Notes to Consolidated Financial Statements of Enova Corporation beginning on page 37 on this 1996 Annual Report on Form 10-K are incorporated herein by reference insofar as they relate to San Diego Gas & Electric Company:

     Note 1  -- Business Combination
     Note 2  -- Significant Accounting Policies
     Note 4  -- Long-Term Debt
     Note 5  -- Facilities Under Joint Ownership
     Note 6  -- Employee Benefit Plans
     Note 8  -- Financial Instruments
     Note 9  -- Contingencies and Commitments
     Note 10 -- Industry Restructuring

NOTE 3: DISCONTINUED OPERATIONS
In January 1996 Enova Corporation became the parent of SDG&E and its subsidiaries. At that time SDG&E's ownership interests in its subsidiaries were transferred to Enova Corporation at book value. SDG&E's financial statements for periods prior to 1996 reflect the results of that transfer as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Effects of a Disposal of a Segment of Business." Discontinued operations are summarized in the table below:

                                             Year Ended
                                            December 31,
                                           1995     1994
--------------------------------------------------------
                                     (millions of dollars)

Revenues                                   $81     $126
Loss from operations before
  income taxes                             (24)    (105)
Loss on disposal before income
  taxes                                    (12)      --
Income tax benefits                         32       43
---------------------------------------------------------

The net assets of subsidiaries (included in "Investments and Other Property" on SDG&E's Balance Sheets) at December 31, 1995 are summarized as follows:

     Current assets                                $122
     Non-current assets                             286
     Current liabilities                            (62)
     Long-term debt and other liabilities          (214)
                                                   -----
                                                   $132
                                                   =====

NOTE 4: LONG-TERM DEBT

The information contained in Enova Corporation's Statements of Consolidated Long-Term Debt on page 32 of this 1996 Annual Report on Form 10-K is incorporated herein by reference.



NOTE 7: INCOME TAXES

Income tax payments totaled $245 million in 1996, $200 million in 1995 and $211 million in 1994.

The components of accumulated deferred income taxes at December 31 are as follows:

in thousands of dollars                        1996         1995
------------------------------------------------------------------
Deferred tax liabilities
  Differences in financial and
    tax bases of utility plant               $628,617     $583,664
  Loss on reacquired debt                      26,399       26,829
  Other                                        63,081       58,219
------------------------------------------------------------------
    Total deferred tax liabilities            718,097      668,712
------------------------------------------------------------------
Deferred tax assets
  Unamortized investment tax credits           68,239       72,567
  Regulatory balancing accounts                37,010       41,368
  Unbilled revenue                             21,923       21,241
  Other                                       123,534       79,982
------------------------------------------------------------------
    Total deferred tax assets                 250,706      215,158
------------------------------------------------------------------
Net deferred income tax liability             467,391      453,554
Current portion (net asset)                    19,728       82,770
------------------------------------------------------------------
Non-current portion (net liability)          $487,119     $536,324
==================================================================


 The components of income tax expense are as follows:

in thousands of dollars          1996       1995        1994
---------------------------------------------------------------
Current
  Federal                      $169,309    $170,212   $179,012
  State                          45,018      44,863     44,600
--------------------------------------------------------------
    Total current taxes         214,327     215,075    223,612
--------------------------------------------------------------
Deferred
  Federal                        (8,666)    (23,647)   (33,458)
  State                          (1,518)    (13,464)   (12,897)
--------------------------------------------------------------
    Total deferred taxes        (10,184)    (37,111)   (46,355)
--------------------------------------------------------------
Deferred investment
  tax credits - net              (6,185)     (4,935)    (4,998)
--------------------------------------------------------------
    Total income tax
      expense                  $197,958    $173,029   $172,259
==============================================================

Federal and state income taxes are allocated between operating income and other income.




The reconciliation of the statutory federal income tax rate to effective income tax rate is as follows:

                                     1996     1995     1994
-------------------------------------------------------------
Statutory federal income tax rate    35.0%    35.0%    35.0%
Depreciation                          5.7      5.0      6.0
State income taxes - net of
  federal income tax benefit          6.1      4.8      5.0
Tax credits                          (2.1)    (1.8)    (1.9)
Repair allowance                     (1.1)    (2.8)    (2.5)
Other - net                           3.4      3.9      3.9
-------------------------------------------------------------
    Effective income tax rate        47.0%    44.1%    45.5%
=============================================================


NOTE 11: CAPITAL STOCK

The information contained in SDG&E's Statements of Changes in Capital Stock and Retained Earnings on page 55 of this 1996 Annual Report on Form 10-K is incorporated herein by reference. The information contained in Enova Corporation's Statements of Consolidated Capital Stock on page 31 of this 1996 Annual Report on Form 10-K as it relates to preferred and preference stock is incorporated herein by reference.


NOTE 12: SEGMENTS OF BUSINESS

The information contained in Enova Corporation's Statements of Consolidated Financial Information by Segments of Business on page 34 of this 1996 Annual Report on Form 10-K is incorporated herein by reference.



Note 13: Quarterly Financial Information (unaudited)

In thousands

Quarter ended                              March 31      June 30   September 30  December 31
1996
Operating revenues                        $ 451,942     $ 458,221   $ 493,485    $ 535,269
Operating expenses                          367,772       388,379     411,657      462,347
                                          ---------     ---------   ---------    ---------
Operating income                             84,170        69,842      81,828       72,922
Other income and (deductions)                 1,396          (884)      4,372         (190)
Net interest charges                         22,994        22,786      24,073       20,838
                                          ---------     ---------   ---------    ---------
Net income (before preferred
   dividend requirements)                    62,572        46,172      62,127       51,894
Preferred dividend requirements               1,646         1,645       1,646        1,645
                                          ---------     ---------   ---------    ---------
Earnings applicable to common shares      $  60,926     $  44,527   $  60,481    $  50,249
                                          =========     =========   =========    =========

1995
Operating revenues                        $ 463,866     $ 431,461   $ 465,100    $ 453,641
Operating expenses                          377,234       357,072     383,887      380,875
                                          ---------     ---------   ---------    ---------
Operating income                             86,632        74,389      81,213       72,766
Other income and (deductions)                 1,092           563       3,135        1,741
Net interest charges                         25,179        25,201      25,982       26,120
                                          ---------     ---------   ---------    ---------
Income from continuing operations            62,545        49,751      58,366       48,387
Discontinued operations (net of income taxes)  (695)         (535)      3,454       12,184
                                          ---------     ---------   ---------    ---------
Net income (before preferred
   dividend requirements)                    61,850        49,216      61,820       60,571
Preferred dividend requirements               1,916         1,915       1,916        1,916
                                          ---------     ---------   ---------    ---------
Earnings applicable to common shares      $  59,934     $  47,301   $  59,904    $  58,655
                                          =========     =========   =========    =========

These amounts are unaudited, but in the opinion of SDG&E reflect all adjustments necessary for a fair presentation. Previously reported amounts have been restated to reflect discontinued operations.






Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure - Enova Corporation/San Diego Gas & Electric Company

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

                             Enova Corporation

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the March 1997 Enova Corporation Proxy Statement. The information required on executive officers is incorporated by reference from Item 4 herein.

                       San Diego Gas & Electric Company

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the March 1997 SDG&E Proxy Statement. The information required on executive officers is incorporated by reference from Item 4 herein.

Item 11. Executive Compensation

                               Enova Corporation

The information required by Item 11 is incorporated by reference from "Executive Compensation and Transactions with Management and Others" in the March 1997 Enova Corporation Proxy Statement.

                         San Diego Gas & Electric Company

The information required by Item 11 is incorporated by reference from "Executive Compensation and Transactions with Management and Others" in the March 1997 SDG&E Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

                                 Enova Corporation

The information required by Item 12 is incorporated by reference from "Security Ownership of Management and Certain Beneficial Holders" in the March 1997 Enova Corporation Proxy Statement.

                          San Diego Gas & Electric Company

The information required by Item 12 is incorporated by reference from "Security Ownership of Management and Certain Beneficial Holders" in the March 1997 SDG&E Proxy Statement.

Item 13. Certain Relationships and Related Transactions

None.


PART IV - Enova Corporation/San Diego Gas & Electric Company:

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                Enova Corporation       SDG&E

Independent Auditors' Report. . . . . . . . . . . . . . 36                56

Statements of Income for the years ended
 December 31, 1996, 1995 and 1994 . . . . . . . . . . . 27                52

Balance Sheets at December 31, 1996 and 1995. . . . . . 28                53

Statements of Cash Flows for the years
 ended December 31, 1996, 1995 and 1994 . . . . . . . . 29                54

Statements of Changes in Capital Stock and
 Retained Earnings for the years ended
 December 31, 1996, 1995 and 1994 . . . . . . . . . . . 30                55

Statements of Capital Stock at
 December 31, 1996 and 1995 . . . . . . . . . . . . . . 31                --

Statements of Long-Term Debt at
 December 31, 1996 and 1995 . . . . . . . . . . . . . . 32                --

Statements of Financial Information by
 Segments of Business for the years ended
 December 31, 1996, 1995 and 1994 . . . . . . . . . . . 34                --

Notes to Financial Statements . . . . . . . . . . . . . 37                57

Quarterly Financial Data (Unaudited). . . . . . . . . . 35                60




2. Financial Statement Schedule

The following documents may be found in this report at the indicated page numbers.

     Independent Auditors' Consent and Report
        on Schedule. . . . . . . . . . . . . . . . . . . . . . . . . . .64
     Schedule I--Condensed Financial Information of Parent . . . . . . .65

Schedules I through V, inclusive, except those referred to above, are omitted as not required, immaterial or not applicable.

3. Exhibits

See Exhibit Index on page 68 of this report.

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

A Current Report on Form 8-K was filed on January 29, 1997 announcing Enova Corporation's consolidated net income for the year ended December 31, 1996.




                INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULE


To the Shareholders and Boards of Directors of Enova Corporation and San Diego Gas & Electric Company:

We consent to the incorporation by reference in Post-Effective Amendment No. 2 to Registration Statement No. 33-59681 on Form S-3 and Post-Effective Amendment No. 1 to Registration Statement Nos. 33-59683 and 33-7108 on Form S-8 of Enova Corporation; in Registration Statement Nos. 33-45599, 33-52834 and 33-49837 on Form S-3 of San Diego Gas & Electric Company; and in Registration Statement No. 33-21229 on Form S-4 of Mineral Energy Company of our reports dated March 11, 1997 on Enova Corporation and San Diego Gas & Electric Company, appearing in this Annual Report on Form 10-K of Enova Corporation and San Diego Gas & Electric Company for the year ended December 31, 1996.

Our audits of the financial statements referred to in our aforementioned reports also included the financial statement schedule of Enova Corporation, listed in
Item 14. This financial statement schedule is the responsibility of the management of Enova Corporation. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP


DELOITTE & TOUCHE LLP

San Diego, California
March 11, 1997



Schedule I -- CONDENSED FINANCIAL INFORMATION OF PARENT


                     Condensed Statement of Income
                  For the Year Ended December 31, 1996
                (In thousands, except per-share amount)

Operating revenues and other income                         $      2,528
Operating expenses, interest and income taxes                      2,594
                                                            ------------
Loss before subsidiary earnings                                       66
Subsidiary earnings                                              230,993
                                                            ------------
Earnings applicable to common shares                        $    230,927
                                                            ============
Average common shares outstanding                                116,572
                                                            ------------
Earnings per common share                                   $       1.98
                                                            ============


                         Condensed Balance Sheet
                          At December 31, 1996
                  (In thousands, except per-share amount)

Assets:
   Cash and temporary investments                            $    11,927
   Other current assets                                           16,612
                                                             -----------
     Total current assets                                         28,539
Investments in subsidiaries                                    1,609,741
Deferred charges and other assets                                  2,695
                                                             -----------
     Total Assets                                            $ 1,640,975
                                                             ===========

Liabilities and Shareholders' Equity:
   Dividends payable                                         $    45,485
   Other current liabilities                                      25,006
                                                             -----------
     Total current liabilities                                    70,491
Common equity                                                  1,570,484
                                                             -----------
     Total Liabilities and Shareholders' Equity              $ 1,640,975
                                                             ===========



Schedule I (continued)
CONDENSED FINANCIAL INFORMATION OF PARENT


                   Condensed Statement of Cash Flows
                 For the Year Ended December 31, 1996
                (In thousands, except per-share amount)

Cash flows from operating activities                               $    1,536

Cash flows from financing activities                                 (163,389)

Cash flows from investing activities                                  173,780
                                                                   ----------
Net cash flow                                                          11,927
Cash and temporary investments, beginning of year                         --
                                                                   ----------
Cash and temporary investments, end of year                        $   11,927
                                                                   ==========

Dividends received from San Diego Gas & Electric                   $  181,849
                                                                   ==========
Net assets of affiliates transferred from SDG&E to Enova Corp      $  150,095
                                                                   ==========







SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized. The signatures of the undersigned companies relate only to matters having reference to such companies and their respective subsidiaries.

      ENOVA CORPORATION                      SAN DIEGO GAS & ELECTRIC COMPANY

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

Signature                       Title                         Date

Principal Executive Officers:

/s/ Stephen L. Baum
_____________________________________________________________________________
Stephen L.  Baum      President and Chief Executive           March 11, 1997
                      Officer (Enova), Vice Chairman (SDG&E)
                      and a Director (Enova and SDG&E)
/s/ Donald E. Felsinger
______________________________________________________________________________
Donald E. Felsinger   President and Chief Executive Officer   March 11, 1997
                      and a Director (SDG&E) and Executive
                      Vice President (Enova)

Principal Financial Officer:

/s/ David R. Kuzma
_____________________________________________________________________________
David R. Kuzma        Senior Vice President, Chief Financial  March 11, 1997
                      Officer and Treasurer (Enova and SDG&E)

Principal Accounting Officer:

/s/  Frank H. Ault
_____________________________________________________________________________
Frank H. Ault  Vice President and Controller (Enova and SDG&E) March 11, 1997

Directors (Enova and SDG&E):

/s/ Thomas A. Page
_____________________________________________________________________________
Thomas A. Page        Chairman                                March 11, 1997

/s/  Ann L. Burr
_____________________________________________________________________________
Ann L. Burr           Director                                March 11, 1997

/s/  Richard A. Collato
_____________________________________________________________________________
Richard A. Collato    Director                                March 11, 1997

/s/  Daniel W. Derbes
_____________________________________________________________________________
Daniel W. Derbes      Director                                March 11, 1997

/s/  Robert H. Goldsmith
_____________________________________________________________________________
Robert H. Goldsmith   Director                                March 11, 1997

/s/  William D. Jones
_____________________________________________________________________________
William D. Jones      Director                                March 11, 1997

/s/  Ralph R. Ocampo
_____________________________________________________________________________
Ralph R. Ocampo       Director                                March 11, 1997

/s/  Thomas C. Stickel
_____________________________________________________________________________
Thomas C. Stickel     Director                                March 11, 1997



                              EXHIBIT INDEX

The Forms 8, 8-B/A, 8-K, S-4, 10-K and 10-Q referred to herein were filed under Commission File Number 1-3779 (SDG&E) and/or Commission File Number 1-11439 (Enova Corporation).

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

4.3    Ninth Supplemental Indenture dated as of August 1, 1968.
       (Incorporated by reference from SDG&E Registration No. 2-68420,
       Exhibit 2D.)

4.4    Tenth Supplemental Indenture dated as of December 1, 1968.
       (Incorporated by reference from SDG&E Registration No. 2-36042,
       Exhibit 2K.)

4.5    Sixteenth Supplemental Indenture dated August 28, 1975.
       (Incorporated by reference from SDG&E Registration No. 2-68420,
       Exhibit 2E.)

4.6    Thirtieth Supplemental Indenture dated September 28, 1983.
       (Incorporated by reference from SDG&E Registration No. 33-34017,
       Exhibit 4.3.)

Exhibit 10 -- Material Contracts (Previously filed exhibits are incorporated by reference from Forms 8-K, S-4, 10-K or 10-Q as referenced below).

10.1 Agreement and Plan of Merger and Reorganization, dated as of October 12, 1996, among Enova Corporation, Pacific
       Enterprises, Mineral Energy Company, G Mineral Energy Sub and B Mineral Energy Sub (8-K filed October 15, 1996, Exhibit 10.1).

10.2 Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Stephen L. Baum (8-K filed October 15, 1996, Exhibit 10.2).

10.3 Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Richard D. Farman (8-K filed
       October 15, 1996, Exhibit 10.3).

10.4 Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Donald E. Felsinger (8-K filed
       October 15, 1996, Exhibit 10.4).

10.5 Employment contract, dated as of October 12, 1996 between Mineral Energy Company and Warren I. Mitchell (8-K filed
       October 15, 1996, Exhibit 10.5).

Compensation

10.6   Form of Amendment to San Diego Gas & Electric Company
       Deferred Compensation Agreements for Officers #1 and #3.

10.7 Form of Enova Corporation 1997 Deferred Compensation Agreement for Officers #1 (1997 compensation, 1998 bonus).

10.8   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #1 (1996 compensation,
       1997 bonus)(1995 SDG&E Form 10-K Exhibit 10.1).

10.9   Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #1 (1995 compensation,
       1996 bonus)(1994 SDG&E Form 10-K Exhibit 10.2).

10.10  Form of Enova Corporation 1997 Deferred Compensation
       Agreement for Officers #3 (1997 compensation, 1998 bonus).

10.11  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #3 (1996 compensation,
       1997 bonus)(1995 SDG&E Form 10-K Exhibit 10.3).

10.12  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #3 (1995 compensation,
       1996 bonus)(1994 SDG&E Form 10-K Exhibit 10.1).

10.13  Form of Enova Corporation 1997 Deferred Compensation
       Agreement for Nonemployee Directors.

10.14  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Nonemployee Directors (1996 compensation)(1995 SDG&E Form 10-K Exhibit 10.5).

10.15  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Nonemployee Directors (1995 compensation)(1994 SDG&E Form 10-K Exhibit 10.3).

10.16  Form of Enova Corporation 1986 Long-Term Incentive Plan
       1996 restricted stock award agreement.

10.17  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1995 restricted stock award agreement
       (1995 SDG&E Form 10-K Exhibit 10.7).

10.18  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan Special 1995 restricted stock award agreement (1995 SDG&E Form 10-K Exhibit 10.8).

10.19  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1994 restricted stock award agreement two-year vesting (1995 SDG&E Form 10-K Exhibit 10.9).

10.20  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1994 restricted stock award agreement
       (1994 SDG&E Form 10-K Exhibit 10.4).

10.21  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1993 restricted stock award agreement
       (1993 SDG&E Form 10-K Exhibit 10.4).

10.22 Amended 1986 Long-Term Incentive Plan, amended and restated effective April 25, 1995 (SDG&E's Amendment No. 2 to
       Form S-4 filed February 28, 1995).

10.23  Amended 1986 Long-Term Incentive Plan, Restatement as of
       October 25, 1993 (1993 SDG&E Form 10-K Exhibit 10.6).

10.24  San Diego Gas & Electric Company Severance Plan effective
       October 22, 1996.

10.25 San Diego Gas & Electric Company Severance Plan effective on the date of the Enova Corporation -- Pacific Enterprises business combination.

10.26  San Diego Gas & Electric Company Retirement Plan for
       Directors, restated as of October 24, 1994 (1994 SDG&E
       Form 10-K Exhibit 10.5).

10.27  Executive Incentive Plan dated April 23, 1985 (1991 SDG&E
       Form 10-K Exhibit 10.39).

10.28  Employment agreement between San Diego Gas & Electric
       Company and Thomas A. Page, dated June 15, 1988 (1988 SDG&E Form 10-K Exhibit 10E).

10.29 Supplemental Pension Agreement with Thomas A. Page, dated as of April 3, 1978 (1988 SDG&E Form 10-K Exhibit 10V).

10.30  Supplemental Executive Retirement Plan restated as of
       July 1, 1994 (1994 SDG&E Form 10-K Exhibit 10.14).

Financing

10.31 Loan agreement with the City of Chula Vista in connection with the issuance of $38.9 million of Industrial Development Bonds, dated as of August 1, 1996.

10.32 Loan agreement with the City of Chula Vista in connection with the issuance of $60 million of Industrial Development
       Bonds, dated as of November 1, 1996.

10.33 Loan agreement with the City of San Diego in connection with the issuance of $16.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q Exhibit 10.2).

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

10.37 Loan agreement with the City of San Diego in connection with the issuance of $14.9 million of Industrial Development Bonds 1993 Series B dated as of April 1, 1993 (March 31, 1993 SDG&E Form 10-Q Exhibit 10.4).

10.38 Loan agreement with the City of San Diego in connection with the issuance of $118.6 million of Industrial Development
       Bonds dated as of September 1, 1992 (Sept. 30, 1992 SDG&E
       Form 10-Q Exhibit 10.1).

10.39 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K
       Exhibit 10.5).

10.40 Loan agreement with the City of San Diego in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of September 1, 1987 (1992 SDG&E Form 10-K
       Exhibit 10.6).

10.41 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $129.82 million of Pollution Control Bonds, dated as of June 1, 1996.

10.42  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.1).

10.43 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K Exhibit 10.11).

Natural Gas Commodity, Transportation and Storage

10.44  Long-Term Natural Gas Storage Service Agreement dated
       January 12, 1994 between Southern California Gas Company and SDG&E (1994 SDG&E Form 10-K Exhibit 10.42).

10.45  Amendment to San Diego Gas & Electric Company and Southern
       California Gas Company Restated Long-Term Wholesale Natural Gas Service Contract dated March 26, 1993 (1993 SDG&E
       Form 10-K Exhibit 10.53).

10.46 San Diego Gas & Electric Company and Southern California Gas Company Restated Long-Term Wholesale Natural Gas Service
       Contract, dated September 1, 1990 (1990 SDG&E Form 10-K
       Exhibit 10.9).

10.47  Gas Purchase Agreement, dated March 12, 1991 between Husky
       Oil Operations Limited and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.1).

10.48  Gas Purchase Agreement, dated March 12, 1991 between
       Canadian Hunter Marketing Limited and San Diego Gas &
       Electric Company (1991 SDG&E Form 10-K Exhibit 10.2).

10.49  Gas Purchase Agreement, dated March 12, 1991 between Bow
       Valley Industries Limited and San Diego Gas & Electric
       Company (1991 SDG&E Form 10-K Exhibit 10.3).

10.50 Gas Purchase Agreement, dated March 12, 1991 between Summit Resources Limited and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.4).

10.51 Service Agreement Applicable to Firm Transportation Service under Rate Schedule FS-1, dated May 31, 1991 between Alberta Natural Gas Company Ltd. and San Diego Gas & Electric
       Company (1991 SDG&E Form 10-K Exhibit 10.5).

10.52  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.7).

10.53 Firm Transportation Service Agreement, dated April 25, 1991 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (March 31, 1991 SDG&E Form 10-Q
       Exhibit 28.2).

Nuclear

10.54 Uranium enrichment services contract between the U.S. Department of Energy (DOE assigned its rights to the U.S. Enrichment Corporation, a U.S. government-owned corporation, on July 1, 1993) and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended (1991 SDG&E Form 10-K Exhibit 10.9).

10.55 Fuel Lease dated as of September 8, 1983 between SONGS Fuel Company, as Lessor and San Diego Gas & Electric Company, as Lessee, and Amendment No. 1 to Fuel Lease, dated September 14, 1984 and Amendment No. 2 to Fuel Lease, dated March 2, 1987 (1992 SDG&E Form 10-K Exhibit 10.11).

10.56  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.7).

10.57 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.56 herein)(1994 SDG&E Form 10-K Exhibit 10.56).

10.58  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.56 herein)(1994 SDG&E Form 10-K Exhibit 10.57).

10.59  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.56 herein).

10.60  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.56 herein).

10.61 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.8).

10.62  First Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.61 herein).

10.63  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.61 herein).

10.64  Second Amended San Onofre Agreement among Southern
       California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E
       Form 10-K Exhibit 10.6).

10.65 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K Exhibit 10N).

Purchased Power

10.66 Public Service Company of New Mexico and San Diego Gas & Electric Company 1988-2001 100 mw System Power Agreement dated November 4, 1985 and Letter of Agreement dated April 28, 1986, June 4, 1986 and June 18, 1986 (1988 SDG&E
       Form 10-K Exhibit 10H).

10.67  San Diego Gas & Electric Company and Portland General
       Electric Company Long-Term Power Sale and Transmission
       Service agreements dated November 5, 1985 (1988 SDG&E Form
       10-K Exhibit 10I).

Other

10.68  U. S. Navy contract for electric service, Contract
       N62474-70-C-1200-P00414, dated September 29, 1988 (1988 SDG&E
       Form 10-K Exhibit 10C).

10.69  City of San Diego Electric Franchise (Ordinance No. 10466)
       (1988 SDG&E Form 10-K Exhibit 10Q).

10.70 City of San Diego Gas Franchise (Ordinance No. 10465) (1988 SDG&E Form 10-K Exhibit 10R).

10.71 County of San Diego Electric Franchise (Ordinance No. 3207) (1988 SDG&E Form 10-K Exhibit 10S).

10.72 County of San Diego Gas Franchise (Ordinance No. 5669) (1988 SDG&E Form 10-K Exhibit 10T).

10.73  Lease agreement dated as of March 25, 1992 with American
       National Insurance Company as lessor of an office complex at Century Park (1994 SDG&E Form 10-K Exhibit 10.70).

10.74  Lease agreement dated as of June 15, 1978 with Lloyds Bank
       California, as owner-trustee and lessor - Exhibit B to financing agreement of SDG&E's Encina Unit 5 equipment trust (1988 SDG&E Form 10-K Exhibit 10W).

10.75 Amendment to Lease agreement dated as of July 1, 1993 with Sanwa Bank California, as owner-trustee and lessor - Exhibit B to secured loan agreement of SDG&E's Encina Unit 5 equipment trust (See Exhibit 10.74 herein)(1994 SDG&E Form
       10-K Exhibit 10.72).

10.76  Lease agreement dated as of July 14, 1975 with New England
       Mutual Life Insurance Company, as lessor (1991 SDG&E Form 10-K
       Exhibit 10.42).

10.77 Assignment of Lease agreement dated as of November 19, 1993 to Shapery Developers as lessor by New England Mutual
       Life Insurance Company (See Exhibit 10.76 herein)(1994 SDG&E Form 10-K Exhibit 10.74).

Exhibit 12 -- Statement re: computation of ratios

12.1 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 1996, 1995, 1994, 1993 and 1992.

Exhibit 13 -- Management's Discussion and Analysis of Financial
Condition and Results of Operations listed under Part II Item 7 of this Form 10-K is incorporated by reference from the 1996
Annual Report to Shareholders.

Exhibit 22 - Subsidiaries - See "Part I, Item 1. Description of
Business."

Exhibit 23 - Independent Auditors' Consent and Report on Schedule, page 64.

Exhibit 27 - Financial Data Schedules

27.1   Financial Data Schedule for the year ended December 31,
       1996.




GLOSSARY

AB 1890 Assembly Bill 1890 - California's electric restructuring law

AFUDC                Allowance for Funds Used During Construction

APCD                 Air Pollution Control District

BCAP                 Biennial Cost Allocation Proceeding

BPA                  Bonneville Power Administration

BRPU                 Biennial Resource Plan Update

CEC                  California Energy Commission

CFE                  Comision Federal de Electricidad

Coastal              Coastal Electric Services

CPUC                 California Public Utilities Commission

CTC                  Competition transition charge

DOE                  Department of Energy

DTSC                 Department of Toxic Substances Control

ECI                  Electric Clearinghouse

ECAC                 Energy Cost Adjustment Clause

Edison               Southern California Edison Company and/or its parent,
                     Edison International

EMF                  Electric and magnetic fields

Enova                Enova Corporation and its wholly owned subsidiaries

Enron                Enron Power Marketing

ERAM                 Electric Revenue Adjustment Mechanism

EV                   Electric vehicle

FERC                 Federal Energy Regulatory Commission

GFCA                 Gas Fixed Cost Account

Goal Line            Goal Line Limited Partnership

Illinova             Illinova Power Marketing

ISO                  Independent System Operator

kv                   Kilovolt

kwhr                 Kilowatt hour

MICAM                Market Indexed Capital Adjustment Mechanism

mw                   Megawatt

NGV                  Natural-Gas Vehicle

NRC                  Nuclear Regulatory Commission

PBR                  Performance-Based Ratemaking

PCB                  Polychlorinated Biphenyl

PGA                  Purchased Gas Account

PG&E                 Pacific Gas and Electric Company

PGE                  Portland General Electric Company

PNM                  Public Service Company of New Mexico

QF                   Qualifying Facility

RECLAIM              Regional Clean Air Incentive Market

RWQCB                Regional Water Quality Control Board

SDG&E                San Diego Gas & Electric Company

SEC                  Securities and Exchange Commission

SFAS                 Statement of Financial Accounting Standard

SoCal Gas            Southern California Gas Company

SONGS/San Onofre     San Onofre Nuclear Generating Station

Southwest Powerlink  A transmission line connecting San Diego to Phoenix and intermediate points

TCF                  Target Capacity Factor

WSPP                 Western Systems Power Pool