Form 10-Q
period 1997-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 1997-05-05
CIK 86521

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               March 31, 1997
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding April 30, 1997:

Enova Corporation                                        113,616,714
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

		Statements of Income. . . . . . . . . . . . . . . . 3
		Balance Sheets. . . . . . . . . . . . . . . . . . . 4
		Statements of Cash Flows. . . . . . . . . . . . . . 5
		Notes to Financial Statements . . . . . . . . . . . 6

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations . . .10


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings . . . . . . . . . . . . . .17

Item 4.	Submission of Matters to Vote . . . . . . . .18

Item 6.	Exhibits and Reports on Form 8-K. . . . . . .19

Signature . . . . . . . . . . . . . . . . . . . . . .20



STATEMENTS OF INCOME (unaudited)
In thousands except per share amounts
                                          Enova Corporation
                                          and Subsidiaries             SDG&E
                                       ----------------------   ------------------
For the three months ended March 31          1997       1996      1997       1996
                                       --------------------------------------------
Operating Revenues
  Electric                                 $373,670   $367,293  $373,670   $367,293
  Gas                                       120,966     84,649   120,966     84,649
  Other                                      13,294     13,955      --         --
                                       --------------------------------------------
      Total operating revenues              507,930    465,897   494,636    451,942
                                       --------------------------------------------
Operating Expenses
  Electric fuel                              39,681     23,824    39,681     23,824
  Purchased power                            87,750     71,623    87,661     71,623
  Gas purchased for resale                   67,881     35,498    67,761     35,498
  Maintenance                                21,966     14,814    21,966     14,814
  Depreciation and decommissioning           85,707     71,188    80,622     66,814
  Property and other taxes                   11,712     11,834    11,626     11,834
  General and administrative                 44,601     45,638    39,070     45,170
  Other                                      54,864     52,978    42,565     41,832
  Income taxes                               24,373     45,508    40,754     56,363
                                       --------------------------------------------
      Total operating expenses              438,535    372,905   431,706    367,772
                                       --------------------------------------------
Operating Income                             69,395     92,992    62,930     84,170
                                       --------------------------------------------
Other Income and (Deductions)
  Allowance for equity funds used
    during construction                       1,423      1,249     1,423      1,249
  Taxes on nonoperating income                5,068       (455)      432       (455)
  Other - net                                  (405)       374    (1,691)       602
                                       --------------------------------------------
      Net other income and
          (deductions)                        6,086      1,168       164      1,396
                                       --------------------------------------------
Income Before Interest Charges               75,481     94,160    63,094     85,566
                                       --------------------------------------------
Interest Charges
  Long-term debt                             21,729     22,562    17,925     19,094
  Short-term debt and other                   3,872      4,467     3,872      4,467
  Allowance for borrowed funds
    used during construction                   (632)      (567)     (632)      (567)
  Preferred dividend requirements of
    SDG&E                                     1,646      1,646      --         --
                                       --------------------------------------------
      Net interest charges                   26,615     28,108    21,165     22,994
                                       --------------------------------------------
Net Income                                   48,866     66,052    41,929     62,572
Preferred Dividend Requirements                --         --       1,646      1,646
                                       --------------------------------------------
Earnings Applicable to Common Shares        $48,866    $66,052   $40,283    $60,926
                                       ============================================
Average Common Shares Outstanding           116,452    116,570
                                       =======================
Earnings Per Common Share                   $0.42      $0.57
                                       =======================
Dividends Declared Per Common Share         $0.39      $0.39
                                       =======================

See notes to financial statements.





BALANCE SHEETS
In thousands of dollars
                                            Enova Corporation
                                            and Subsidiaries               SDG&E
                                     -------------------------- --------------------------
Balance at                              March 31,  December 31,    March 31,  December 31,
                                           1997         1996         1997         1996
                                       (unaudited)               (unaudited)
                                     ------------- ----------- ------------- -------------
ASSETS
Utility plant - at original cost        $5,733,446   $5,704,464   $5,733,446   $5,704,464
Accumulated depreciation
  and decommissioning                   (2,707,568)  (2,630,093)  (2,707,568)  (2,630,093)
                                       -----------  -----------  -----------  -----------
         Utility plant-net               3,025,878    3,074,371    3,025,878    3,074,371
                                       -----------  -----------  -----------  -----------
Investments and other property             727,592      650,188      347,808      337,520
                                       -----------  -----------  -----------  -----------
Current assets
Cash and temporary investments             131,238      173,079       54,375       81,409
Accounts receivable                        183,776      186,529      184,735      187,986
Notes receivable                            33,564       33,564         --           --
Inventories                                 53,201       63,437       52,112       63,078
Other                                       23,490       47,094       20,372       33,227
                                       -----------  -----------  -----------  -----------
         Total current assets              425,269      503,703      311,594      365,700
                                       -----------  -----------  -----------  -----------
Deferred taxes recoverable in rates        182,875      189,193      182,875      189,193
                                       -----------  -----------  -----------  -----------
Deferred charges and other assets          222,696      231,782      193,700      193,732
                                       -----------  -----------  -----------  -----------
         Total                          $4,584,310   $4,649,237   $4,061,855   $4,160,516
                                       ===========  ===========  ===========  ===========
CAPITALIZATION AND LIABILITIES
Capitalization
Common equity                           $1,506,742   $1,569,670   $1,328,940   $1,404,136
Preferred stock of SDG&E
  Not subject to mandatory redemption       78,475       78,475       78,475       78,475
  Subject to mandatory redemption           25,000       25,000       25,000       25,000
Long-term debt                           1,522,271    1,479,338    1,283,342    1,284,816
                                       -----------  -----------  -----------  -----------
         Total capitalization            3,132,488    3,152,483    2,715,757    2,792,427
                                       -----------  -----------  -----------  -----------
Current liabilities
Current portion of long-term debt           53,471       69,902        6,696       33,639
Accounts payable                           120,967      175,815      120,734      174,884
Due to affiliates                             --           --          3,850        7,214
Dividends payable                           47,125       47,213       47,125       47,131
Interest and taxes accrued                  32,177       21,259       62,586       12,824
Regulatory balancing accounts
  overcollected-net                         56,548       35,338       56,548       35,338
Other                                      146,959      158,317       92,885      110,743
                                       -----------  -----------  -----------  -----------
         Total current liabilities         457,247      507,844      390,424      421,773
                                       -----------  -----------  -----------  -----------
Customer advances for construction          33,102       34,666       33,102       34,666
Accumulated deferred income taxes-net      508,480      497,400      493,316      487,119
Accumulated deferred investment
  tax credits                               63,795       64,410       63,795       64,410
Deferred credits and other liabilities     389,198      392,434      365,461      360,121
                                       -----------  -----------  -----------  -----------
         Total                          $4,584,310   $4,649,237   $4,061,855   $4,160,516
                                       ===========  =========== ============ ============

See notes to financial statements.




STATEMENTS OF CASH FLOWS (unaudited)
In thousands of dollars
                                                           Enova Corporation
                                                            and Subsidiaries              SDG&E
                                                         ----------------------  ----------------------
For the three months ended March 31                         1997       1996          1997        1996
                                                         ----------  ----------  ----------  ----------
Cash Flows from Operating Activities
   Net income                                             $ 48,866    $ 66,052    $ 41,929    $ 62,572
Adjustments to reconcile income from continuing
   operations to net cash provided by operating activities
     Depreciation and decommissioning                       85,707      71,188      80,622      66,814
     Amortization of deferred charges and other assets       1,902       1,425       1,701       1,425
     Amortization of deferred credits
       and other liabilities                                (9,832)     (8,768)     (1,060)       (292)
     Allowance for equity funds used during construction    (1,423)     (1,249)     (1,423)     (1,249)
     Deferred income taxes and investment tax credits        2,214     (29,087)         30     (27,864)
     Other-net                                                 340      (2,182)     (2,140)     (4,860)
Changes in working capital components
     Accounts and notes receivable                           2,753       4,917       3,251       8,778
     Regulatory balancing accounts                          21,210       9,403      21,210       9,403
     Inventories                                            10,236         797      10,966         797
     Other current assets                                   (1,413)      1,029         814         968
     Interest and taxes accrued                             53,313      38,198      75,796      47,975
     Accounts payable and other current liabilities        (66,206)    (41,633)    (79,222)    (48,908)
Cash used by discontinued operations                          --          --          --       (11,544)
                                                         ----------  ----------  ----------  ----------
       Net cash provided by operating activities           147,667     110,090     152,474     104,015
                                                         ----------  ----------  ----------  ----------
Cash Flows from Financing Activities
     Regular dividends paid                                (45,567)    (45,467)    (47,131)    (47,383)
     Special dividend paid	                                --          --       (66,150)	--
     Short-term borrowings-net                                --         3,400        --         3,400
     Issuances of long-term debt                               279       2,300        --          --
     Repayment of long-term debt                           (45,001)    (11,758)    (25,000)       --
     Repurchase of common stock                            (66,314)       (480)       --          --
     Redemption of preferred stock                            --       (15,155)       --       (15,155)
                                                         ----------  ----------  ----------  ----------
       Net cash used by financing activities              (156,603)    (67,160)   (138,281)    (59,138)
                                                         ----------  ----------  ----------  ----------
Cash Flows from Investing Activities
     Utility construction expenditures                     (34,074)    (39,863)    (34,074)    (39,863)
     Contributions to decommissioning funds                 (5,505)     (5,505)     (5,505)     (5,505)
     Other-net                                               6,674     (11,519)     (1,648)    (10,918)
                                                         ----------  ----------  ----------  ----------
       Net cash used by investing activities               (32,905)    (56,887)    (41,227)    (56,286)
                                                         ----------  ----------  ----------  ----------
Net decrease                                               (41,841)    (13,957)    (27,034)    (11,409)
Cash and temporary investments, beginning of period        173,079      96,429      81,409      20,755
                                                         ----------  ----------  ----------  ----------
Cash and temporary investments, end of period             $131,238    $ 82,472    $ 54,375    $  9,346
                                                         ==========  ==========  ==========  ==========
Supplemental disclosure of Cash Flow Information
     Income tax payments (refunds)                        $(19,001)   $ 51,260    $(19,001)   $ 51,260
                                                         ==========  ==========  ==========  ==========
     Interest payments, net of amounts capitalized        $ 23,764    $ 24,124    $ 15,113    $ 18,779
                                                         ==========  ==========  ==========  ==========
Supplemental Schedule of Noncash Activities:
   Investing and Financing
     Real estate investments                              $ 74,641    $ 31,012        --          --
                                                         ----------  ----------  ----------  ----------
     Liabilities assumed                                  $ 74,641    $ 31,012        --          --
                                                         ==========  ==========  ==========  ==========

   Net assets of affiliates transferred to parent             --          --          --      $150,095
                                                         ==========  ==========  ==========  ==========

See notes to financial statements.

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

The Registrants' significant accounting policies, as well as those of their subsidiaries, are described in the notes to consolidated financial statements in Enova Corporation's 1996 Annual Report to Shareholders. The same accounting policies are followed for interim reporting purposes.

This quarterly report should be read in conjunction with the Registrants' 1996 Annual Report on Form 10-K which included the financial statements and notes thereto. The "Management's Discussion & Analysis of Financial Condition and Results of Operations" included in the Registrants' 1996 Annual Report to Shareholders was incorporated by reference into the Registrants' 1996 Annual Report on Form 10-K and filed as an exhibit thereto.

2.	BUSINESS COMBINATION

On March 11, 1997 the shareholders of both Enova Corporation and Pacific Enterprises approved the proposed business combination. Shareholder votes in favor of the combination totaled 76 percent of outstanding shares for Enova and 79 percent for PE (96 percent and 98 percent of total votes cast for Enova and PE, respectively). Consummation of the combination is conditional upon the approvals of the California Public Utilities Commission, the Federal Energy Regulatory Commission and various other regulatory bodies.

On April 30, 1997 the FERC issued a decision stating that it has jurisdiction over the proposed business combination and that it will formally review the January 27, 1997 application to approve the merger under the FERC's recently issued merger guidelines. The guidelines provide, that within 60 to 90 days of the close of the comment period (March 28 for Enova/PE), the FERC will: request additional information; set issues for hearing; or approve or reject the merger.

Enova and PE submitted a joint Proponents' Environmental Assessment to the CPUC stating that the plan of merger will not result in any activities or operational changes that may cause a significant effect on the environment. In April 1997 the CPUC issued a draft Negative Declaration concluding that the plan of merger will not result in significant effects on the environment and, therefore, no Environmental Impact Report or mitigation is necessary. Under the current schedule, the period during which the public may comment on the draft Negative Declaration ends in May 1997 and the final version of the proposed Negative Declaration will be published in June 1997. The Negative Declaration will become final when it is certified by the Commission.

Effective April 1997 substantially all of the activities and certain assets of Enova subsidiaries, Enova Energy and Enova Technologies, were transferred to Energy Pacific, the joint venture between certain unregulated subsidiaries of Enova and PE to provide integrated energy and energy-related products and services.

3.	MATERIAL CONTINGENCIES

INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES COMMISSION

Electric industry restructuring is scheduled to commence on January 1, 1998. Discussion is ongoing as to whether direct access will be available to all electric customers on that date as anticipated by California law (AB 1890) or phased in over a longer period as expected by the CPUC's electric restructuring policy decision. The CPUC's Direct Access Working Group concluded that there are no technical or operational barriers to justify limited direct access availability once electric restructuring commences. A CPUC decision is expected in May 1997.

As discussed in Note 10 in the notes to consolidated financial statements of the 1996 Annual Report to Shareholders, utilities will be allowed a reasonable opportunity to recover their stranded costs through December 31, 2001. SDG&E's transition cost application filed in October 1996 identifies transition costs totaling $2 billion (net present value in 1998 dollars). These identified transition costs have been audited by independent auditors selected by the CPUC. The auditors found SDG&E's recorded and forecasted cost estimates reasonable and have identified $73 million as requiring further action before being deemed a recoverable transition cost. A draft decision issued in April 1997 includes guidance on the prioritization of recovery of the various transition costs, on interest on over- and under-collected balances during the interim, and on various related matters. A CPUC decision is expected in October 1997. This proceeding will not include generation plant additions made after December 20, 1995. Instead, each utility must file a separate application seeking a reasonableness review thereof. SDG&E expects to file such an application during the third quarter of 1997 addressing 1996 capital additions and another in early 1998 to address 1997 additions.

AB 1890 provides for a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998 as a result of the utilities' receiving the proceeds of rate-reduction bonds issued by an agency of the State of California. SDG&E estimates that it will need $600 million to $800 million of bond proceeds to enable it to effect a sufficient decrease in rate base to result in the desired rate reduction. These bonds will be repaid over 10 years by SDG&E's residential and small commercial customers via a charge on their electric bills. In May 1997 SDG&E will be filing an application with the CPUC requesting authorization for the issuance of these rate-reduction bonds. The Securities and Exchange Commission has ruled that these bonds should be reflected on the utilities' balance sheets as debt.

In addition, the California legislation includes a rate freeze for all customers. Until the earlier of March 31, 2002, or when transition cost recovery is complete, SDG&E's system average rate will be frozen at June 10, 1996 levels (9.64 cents per kwh), except for the impact of fuel cost changes and the 10-percent rate reduction. In any event, rates cannot be increased above 9.985 cents per kwh. The rate cap will be reduced in conjunction with the 10-percent rate reduction for residential and small commercial customers. In January and February 1997, soaring natural-gas prices resulted in electric rate increases that raised SDG&E's system average rate from 9.64 cents per kwh to 9.985 cents per kwh. Natural-gas prices have since decreased, but the mechanism, which is based on a 12-month rolling average, continues to push SDG&E's system average rate against the 9.985 cents-per-kwh rate cap.

SDG&E currently accounts for the economic effects of regulation in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as described in the notes to consolidated financial statements in the 1996 Annual Report to Shareholders. The SEC has indicated a concern that the California investor-owned utilities may not meet the criteria of SFAS No. 71 with respect to their electric generation net regulatory assets. Discussions are ongoing with the SEC, which has requested discussion by the Emerging Issues Task Force of the Financial Accounting Standards Board which the SEC may then interpret as to application to the California utilities. Both bodies are expected to act in mid-1997. If a decision is ultimately made that would result in the discontinuation of the application of SFAS No. 71 for electric-generation operations, the impact of a writeoff of these net regulatory assets would not be material to SDG&E's results of operations, financial position or liquidity.

INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY COMMISSION

On March 31, 1997 the utilities jointly filed plans with the FERC detailing the structure of California's independent system operator that will manage the state's transmission grid and outlining the development of a power exchange to act as a spot market for trading electricity. In November 1996 the FERC conditionally approved joint recommendations from the utilities on the creation of an ISO and power exchange, but required further information from the utilities as to how they would be structured and operate. The FERC will be holding hearings during the next few months.

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

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 21 weeks. Coverage is provided through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $5.1 million.

CANADIAN GAS

SDG&E has long-term pipeline capacity commitments related to its contracts for Canadian natural gas supplies. These contracts are currently in litigation, as described in "Legal Proceedings" in the 1996 Annual Report on Form 10-K beginning on page 19. If the supply of Canadian natural gas to SDG&E is not resumed to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways.


ITEM 2.
            ENOVA CORPORATION/SAN DIEGO GAS & ELECTRIC COMPANY
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Although the Registrants believe that their expectations are based on reasonable assumptions, they can give no assurance that those expectations will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include political developments affecting state and federal regulatory agencies, the pace and substance of electric industry deregulation in California and in the United States, the existence of or ability to create a market for rate-reduction bonds, the ability to effect a coordinated and orderly implementation of both state legislation and the CPUC's restructuring regulations, the consummation and timing of the combination of Enova Corporation and Pacific Enterprises, international political developments, and the timing and extent of changes in interest rates and prices for natural gas and electricity.

RESULTS OF OPERATIONS:

The following discussions reflect the results for the three months ended March 31, 1997 compared to the corresponding period in 1996:

EARNINGS

Earnings per common share for the first quarter were $0.42 in 1997, compared to $0.57 for the corresponding period in 1996. The decrease in earnings in 1997 is primarily due to previously announced changes related to the elimination of electric balancing accounts. Although no significant effect is expected for any full year, quarterly earnings will fluctuate significantly, depending on monthly or seasonal changes in electric sales. Earnings are expected to be higher in high sales-volume months and lower in others.

OPERATING EXPENSES

For the quarter ended March 31, 1997 electric fuel expense increased from the corresponding period in 1996 primarily due to increased natural-gas-fired generation and increases in natural gas prices, offset by a decrease in nuclear generation as a result of SONGS Unit 2 refueling. This decrease in nuclear generation availability resulted in an increase in purchased-power expense for the same period. Gas purchased for resale increased due to increases in both natural gas prices and sales volume.

In addition, for the quarter ended March 31, 1997 compared to the corresponding period in 1996, maintenance expense increased due to the additional costs incurred during SONGS Unit 2 refueling (see additional discussion under "San Onofre Nuclear Generating Station Units 2 & 3," below). Depreciation and decommissioning expense increased due to the accelerated recovery of SONGS Units 2 and 3 which commenced in April 1996. Additional information concerning the recovery of SONGS Units 2 and 3 is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Shareholders on page 27. Income tax expense decreased due to the decrease in operating income and the increase in income tax benefits related to Enova Financial's increased investments in affordable-housing projects.

OTHER

The tax benefits on nonoperating income for the quarter ended March 31, 1997 are due to the 1995 sale of Wahlco Environmental Systems, Inc. Additional information concerning the sale of Wahlco is provided in Note 3 in the notes to consolidated financial statements of the 1996 Annual Report to Shareholders.

REGULATORY MATTERS:

CALIFORNIA PUBLIC UTILITIES COMMISSION'S INDUSTRY RESTRUCTURING

In December 1995 the CPUC issued its policy decision on the restructuring of California's electric utility industry to stimulate competition and reduce rates. In addition, in September 1996 California Governor Wilson signed into law a bill restructuring the industry. See additional discussion of industry restructuring in Note 3 of the notes to financial statements.

CONSUMER EDUCATION

The CPUC has approved a plan for the Consumer Education Program (CEP) jointly submitted by California's investor-owned utilities. The plan establishes a 19-member Electric Restructuring Education Group (EREG) that will include one member from each IOU. The EREG will design and implement the CEP. The initial funding of the CEP will be $20 million to be provided by the IOUs in proportion to their 1995 kwh sales. These funds will be recoverable through rates. The details of how these costs will be recovered under the rate cap are still being finalized. The CEP's objective will be to provide electric customers information to help them compare and choose among electric products and services when competition begins on January 1, 1998. The CEP's work is anticipated to begin by September 1, 1997 and end by May 31, 1998.

PUBLIC POLICY PROGRAMS

The CPUC has established a new administrative structure and initial funding levels to manage demand-side management, renewable-energy, low-income assistance, and research and development programs beginning in January 1998. The CPUC has formed independent boards to oversee a competitive bidding process to administer demand-side management and low-income assistance programs. Until the transition to a fully competitive energy-services market is complete, customers will be required to provide the funding. SDG&E will be funded $32 million annually for demand-side management programs from January 1998 to December 2001. SDG&E will contribute $12 million in renewables funding. Low-income assistance funding will remain at 1996 authorized levels. The California Energy Commission will be allocated most of the $63 million authorized to administer the research and development programs, of which SDG&E will contribute $4 million.

NATURAL-GAS RATES

In late 1996 natural-gas prices began rapidly increasing primarily due to weather-related factors and low storage levels. As the price of natural gas has increased beyond what SDG&E is authorized to charge for it, a $26 million shortfall has resulted. SDG&E has requested permission to raise gas rates by 5 cents per therm for 12 months beginning in the summer of 1997. This would cost the average customer about $2 more per month. SDG&E has also asked the CPUC to lift a two-year cap on natural-gas rates that currently limits the amount that can be charged to 25 cents per therm.

PERFORMANCE-BASED RATEMAKING

Distribution PBR:	On April 23, 1997 the CPUC issued a decision
instructing SDG&E to file a distribution PBR in the fourth quarter of 1997.

Base-Rates PBR: On April 23, 1997 the CPUC issued a decision suspending the requirement for SDG&E's 1999 General Rate Case, provided the Base-Rates PBR mid-course review agrees with that conclusion. The mid-course review is currently in process.

Generation PBR:	Pursuant to CPUC direction, SDG&E has filed to
withdraw its generation PBR application effective immediately. The CPUC has acknowledged that an ISO contract will be developed for all must-run generating units. Currently, all of SDG&E's plants are considered must run. However, the ISO will evaluate this issue and make a determination of which plants are must run as industry restructuring progresses.

BIENNIAL COST ALLOCATION PROGRAM

On April 23, 1997 the CPUC issued its decision on SDG&E's BCAP application. The decision calls for an overall revenue decrease of $26 million for SDG&E. SDG&E's utility electric generation, noncore and core customers will receive 15 percent, 24 percent and 3 percent decreases, respectively.

SAN ONOFRE NUCLEAR GENERATION STATION UNITS 2 & 3

On April 10, 1997 the California Coastal Commission ruled that the SONGS owners must provide 150 acres of wetlands restoration, 150 acres of kelp reef and other mitigation. SDG&E's share of the cost is estimated to be $23 million. The SONGS owners have the option of paying the actual cost of the mitigation work or depositing the estimated cost in a trust and ending their responsibility for actual mitigation costs. Analysis is ongoing in order to determine how best to comply.

Cracked and dented tubes were found during the latest refueling of Unit
2. This delayed the restart of the unit and added to the cost of the refueling. The problems and the resultant need to plug a small percentage of the unit's tubes will trigger a mid-cycle review and pose the possibilities that the reactor may be taken out of service prior to 2013 or that the reactor's license would not be extended to 2023 or an interim date. The unit returned to service in April 1997.

Unit 3 was shut down in April 1997 for a 75-day scheduled refueling. While conducting routine inspections, it was noted that, in several areas, the thickness of the heat transfer tubes' structural supports was significantly reduced, apparently due to erosion. The cause of this condition is being investigated. One possible corrective action would be to remove the affected tubes from service by plugging them. It is anticipated that the plugging can be completed within the scheduled refueling period. Unit 2, which recently went through inspection of its steam generators, showed no signs of this type of erosion.

LIQUIDITY AND CAPITAL RESOURCES:

Utility operations continue to be a major source of liquidity. In addition, financing needs are met primarily through the issuance of short-term and long-term debt, and common and preferred stock. These capital resources are expected to remain available. SDG&E's cash requirements include plant construction and other capital expenditures. Nonutility cash requirements include capital expenditures associated with subsidiary activities related to the plan to distribute natural gas in Mexico; new products; affordable-housing, leasing and other investments; and repayments and retirements of long-term debt. In addition to changes described elsewhere, major changes in cash flows are described below.

OPERATING ACTIVITIES

Besides the effects of other items discussed in this report, the only significant changes in cash flows from operations for the three months ended March 31, 1997 compared to the corresponding 1996 period were related to the changes in regulatory balancing accounts and inventories. Regulatory balancing accounts increased due to overcollections in the gas fixed cost account as a result of higher than authorized sales volumes. Inventories decreased due to use of storage gas as the result of colder weather.

FINANCING ACTIVITIES

Enova Corporation anticipates that it will require only minimal amounts of short-term debt in 1997, primarily for utility operations. Enova does not expect to issue stock or long-term debt in 1997, other than for SDG&E-related refinancings. In conjunction with electric industry restructuring, rate-reduction bonds will be issued by an agency of the State of California. Additional information concerning these bonds is provided in Note 3 of the notes to financial statements, above.

Enova Financial repaid $20 million and issued $75 million of long-term debt during the first quarter of 1997 during the ordinary course of business. During that same period SDG&E repaid $25 million of long-term debt.

SDG&E had short-term bank lines of $50 million and long-term bank lines of $330 million with no short-term loans outstanding at March 31, 1997. Commitment fees are paid on the unused portion of the lines. There are no requirements for compensating balances.

On March 27, 1997 Enova Corporation repurchased three million shares of its outstanding common stock.

Quarterly cash dividends of $0.39 per share were declared for the first quarter of 1997 and for each quarter during the year ended December 31, 1996. The dividend payout ratio for the twelve months ended March 31, 1997 and years ended December 31, 1996, 1995, 1994, 1993 and 1992 were
85 percent, 79 percent, 80 percent, 130 percent, 82 percent and 81 percent, respectively. The increase in the payout ratio for the year ended December 31, 1994 was due to the writedowns recorded during 1994. For additional information regarding the writedowns, see Enova Corporation's 1996 Annual Report on Form 10-K. The payment of future dividends is within the discretion of the directors and is dependent upon future business conditions, earnings and other factors. Enova's directors have set a goal to reach a dividend payout of 60 percent to 70 percent of earnings through earnings growth and new investment. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the anticipated level.

SDG&E maintains its capital structure so as to obtain long-term financing at the lowest possible rates. The following table shows the percentages of capital represented by the various components. The capital structures are net of the construction funds held by a trustee in 1992 and 1993.

                                                                      March 31,
                                     1992   1993   1994   1995   1996   1997
                   -----------------------------------------------------------
                   Common equity      47%    47%    48%    49%    50%    49%
                   Preferred stock     5      4      4      4      4      4
                   Debt and leases    48     49     48     47     46     47
                   -----------------------------------------------------------
                   Total             100%   100%   100%   100%   100%   100%
                   -----------------------------------------------------------

The following table lists key financial ratios for SDG&E.

                                         Twelve                     Year
                                      months ended                  ended
                                        March 31,                 December 31,
                                          1997                       1996
                                   -----------------           -------------
Pretax interest coverage                 4.9 X                       5.2 X
Internal cash generation                 115 %                       127 %
Construction expenditures as
   a percent of capitalization           7.5 %                       7.4 %


DERIVATIVES: Registrants' policy is to use derivative financial instruments to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and natural gas prices. These financial instruments are with major investment firms and expose Registrants to market and credit risks. These risks may at times be concentrated with certain counterparties, although counterparty non-performance is not anticipated. Registrants do not use derivatives for trading or speculative purposes.

At March 31, 1997 SDG&E had one interest-rate swap agreement: a floating-to-fixed-rate swap maturing in 2002 associated with $45 million of variable-rate bonds. SDG&E's pension fund periodically uses foreign currency forward contracts to reduce its exposure from exchange-rate fluctuations associated with certain investments in foreign equity securities. These contracts generally have maturities ranging from three to six months. Such contracts may expose the pension fund to credit loss if the counterparties fail to perform.

Other than the interest-rate swap described above, there were no derivative financial instruments outstanding at March 31, 1997.

INVESTING ACTIVITIES

Cash used in investing activities for the three months ended March 31, 1997 included utility construction expenditures and payments to the SONGS decommissioning trust. Utility construction expenditures, excluding nuclear fuel and the allowance for equity funds used during construction, were $209 million in 1996 and are estimated to be $230 million in 1997. The company continuously reviews its construction, investment and financing programs and revises them in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Among other things, the level of expenditures in the next few years will depend heavily on the impact of the CPUC's industry restructuring decision, on the timing of expenditures to comply with air emission reduction and other environmental requirements, and on the company's plan to transport natural gas to Mexico. Payments to the nuclear decommissioning trust are expected to continue until SONGS is decommissioned, which is not expected to occur before 2013. Although Unit 1 was permanently shut down in 1992, it is expected to be decommissioned concurrently with Units 2 and 3.

OTHER SIGNIFICANT BALANCE SHEET CHANGES

Besides the effects of items discussed in the preceding pages, there were significant changes to the Registrants' balance sheets at March 31, 1997, compared to December 31, 1996. The increase in investments and other property for Enova Corporation was due to Enova Financial's affordable-housing investments. The decrease in other current assets resulted from a shift in Enova's net deferred tax position from current assets to current liabilities.


                   PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no significant subsequent developments in litigation proceedings that were outstanding at December 31, 1996 and there have been no significant new litigation proceedings since that date.

ITEM 4. - SUBMISSION OF MATTERS TO VOTE

ENOVA CORPORATION

The shareholders of Enova Corporation elected two Class II Directors at the annual meeting on April 22, 1997. The name of each nominee and the number of shares voted for or withheld were as follows:

Nominees		          			Votes For	      	Votes Withheld
------------------------------------------------------------------------
D.W. Derbes					       91,787,857	   	    3,011,101
R.H. Goldsmith				     91,732,863   		    3,066,095

The results of the voting on a shareholder proposal that the Board of Directors institute the additional criterion that before any officer options and bonuses are granted, the Company's financial performance should be in the top 30% of the Edison Electric Institute 100 Index of Investor-Owned Electrics (EEI 100) were as follows:

	In Favor             13,313,711
	Opposed              56,631,748
	Abstained             3,748,783
	Broker Non-Vote      19,391,252

Additional information concerning the election of the board of directors and the other proposal is contained in Enova Corporation's 1997 Proxy Statement and Notice of Annual Meeting.

SAN DIEGO GAS & ELECTRIC COMPANY

The shareholders of San Diego Gas & Electric Company elected 11 directors at the annual meeting on April 22, 1997. The name of each nominee and the number of preferred shares voted for or withheld are summarized below. All 116,583,358 common shares, which are owned by Enova Corporation, were voted for the nominees.

Nominees	               				Votes For	      	Votes Withheld
------------------------------------------------------------------------
Richard C. Atkinson			      118,871,922      			31,688
Stephen L. Baum			         	118,872,230	      		31,380
Ann Burr					               118,871,030		      	32,580
Richard A. Collato			       118,871,830		      	31,780
Daniel W. Derbes				        118,871,830		      	31,780
Donald E. Felsinger	      		118,872,230		      	31,380
Richard H. Goldsmith			     118,872,230	      		31,380
William D. Jones				        118,871,830      			31,780
Ralph R. Ocampo				         118,871,830	      		31,780
Thomas A. Page				          118,872,030      			31,580
Thomas C. Stickel			       	118,872,030	      		31,580

Additional information concerning the election of the board of directors is contained in SDG&E's 1997 Proxy Statement and Notice of Annual
Meeting.



ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 3 - Bylaws and Articles of Incorporation

	3.1	Restated Bylaws of Enova Corporation as of January 27, 1997.

	3.2	Restated Bylaws of San Diego Gas & Electric Company as of
   		January 27, 1997.

	Exhibit 10 - Material Contracts

	10.1	Form of Enova Corporation 1986 Long-Term Incentive Plan
    		Nonqualified Stock Option Agreement as Amended.

	Exhibit 12 - Computation of ratios

	12.1	Computation of Ratio of Earnings to Combined Fixed Charges
    		and Preferred Stock Dividends as required under SDG&E's
		    August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

	Exhibit 27 - Financial Data Schedules

	27.1	Financial Data Schedule for the quarter ended March 31,
    		1997 for Enova Corporation.

	27.2	Financial Data Schedule for the quarter ended March 31,
    		1997 for SDG&E.

(b)	Reports on Form 8-K

	A Current Report on Form 8-K was filed on January 29, 1997 announcing Enova Corporation's consolidated net income for the year ended December 31, 1996.




SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  						ENOVA CORPORATION

                                  						SAN DIEGO GAS & ELECTRIC COMPANY
									                               (Registrants)




Date: May 2, 1997                    	By:        /S/ F.H. Ault
                                          ------------------------------
							                                           (Signature)

                               						             F. H. AULT
                                           Vice President and Controller