Form 10-Q
period 1997-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 1997-11-04
CIK 86521

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[..X..] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                               September 30, 1997
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

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

Common Stock outstanding September 30, 1997:

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

		Statements of Income. . . . . . . . . . . . . . . . 3
		Balance Sheets. . . . . . . . . . . . . . . . . . . 5
		Statements of Cash Flows. . . . . . . . . . . . . . 6
		Notes to Financial Statements . . . . . . . . . . . 7

Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations . . .11


PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings . . . . . . . . . . . . . .21

Item 6.	Exhibits and Reports on Form 8-K. . . . . . .23

Signature . . . . . . . . . . . . . . . . . . . . . .24

STATEMENTS OF INCOME (unaudited)
In thousands except per share amounts
                                          Enova Corporation
                                          and Subsidiaries             SDG&E
                                       -----------------------  -------------------
For the three months ended September 30,      1997       1996      1997       1996
                                       --------------------------------------------
Operating Revenues
  Electric                                 $484,218   $419,809  $484,218   $419,809
  Gas                                        82,079     73,676    82,079     73,676
  Other                                      14,761     14,108      --         --
                                       --------------------------------------------
      Total operating revenues              581,058    507,593   566,297    493,485
                                       --------------------------------------------
Operating Expenses
  Electric fuel                              45,661     42,794    45,661     42,794
  Purchased power                           134,712     85,777   134,712     85,777
  Gas purchased for resale                   32,254     24,137    32,254     24,283
  Maintenance                                19,440     16,201    19,440     16,201
  Depreciation and decommissioning           86,887     84,607    81,116     79,522
  Property and other taxes                   10,882     10,719    10,870     10,719
  General and administrative                 52,287     59,024    50,002     54,270
  Other                                      56,618     50,786    45,041     38,937
  Income taxes                               46,958     46,262    61,207     59,154
                                       --------------------------------------------
      Total operating expenses              485,699    420,307   480,303    411,657
                                       --------------------------------------------
Operating Income                             95,359     87,286    85,994     81,828
                                       --------------------------------------------
Other Income and (Deductions)
  Allowance for equity funds used
    during construction                       1,402      1,443     1,402      1,443
  Taxes on nonoperating income                2,880     (2,086)      536     (2,514)
  Other - net                                (7,707)     5,016    (1,955)     5,443
                                       --------------------------------------------
      Net other income and
          (deductions)                       (3,425)     4,373       (17)     4,372
                                       --------------------------------------------
Income Before Interest Charges               91,934     91,659    85,977     86,200
                                       --------------------------------------------
Interest Charges
  Long-term debt                             21,361     22,423    17,293     19,228
  Short-term debt and other                   4,487      5,527     4,391      5,527
  Allowance for borrowed funds
    used during construction                   (626)      (682)     (626)      (682)
  Preferred dividend requirements of
    SDG&E                                     1,646      1,646      --         --
                                       --------------------------------------------
      Net interest charges                   26,868     28,914    21,058     24,073
                                       --------------------------------------------
Net Income                                   65,066     62,745    64,919     62,127
Preferred Dividend Requirements                --         --       1,646      1,646
                                       --------------------------------------------
Earnings Applicable to Common Shares        $65,066    $62,745   $63,273    $60,481
                                       ============================================
Average Common Shares Outstanding           113,616    116,566
                                       =======================
Earnings Per Common Share                     $0.57      $0.54
                                       =======================
Dividends Declared Per Common Share           $0.39      $0.39
                                       =======================

See notes to financial statements.

                                            3

STATEMENTS OF INCOME (unaudited)
In thousands except per share amounts
                                          Enova Corporation
                                          and Subsidiaries             SDG&E
                                       -----------------------  --------------------
For the nine months ended September 30,      1997       1996      1997       1996
                                       ---------------------------------------------
Operating Revenues
  Electric                               $1,274,928 $1,164,073 $1,274,928 $1,164,073
  Gas                                       277,897    239,575    277,897    239,575
  Other                                      37,644     40,809       --         --
                                       ---------------------------------------------
      Total operating revenues            1,590,469  1,444,457  1,552,825  1,403,648
                                       ---------------------------------------------
Operating Expenses
  Electric fuel                             124,083     92,198    124,083     92,198
  Purchased power                           311,480    233,925    311,391    233,925
  Gas purchased for resale                  122,887     93,324    122,767     93,169
  Maintenance                                62,795     47,854     62,795     47,854
  Depreciation and decommissioning          258,768    248,536    242,244    234,326
  Property and other taxes                   33,640     33,930     33,542     33,930
  General and administrative                148,133    156,956    139,253    148,630
  Other                                     164,841    154,187    128,502    119,370
  Income taxes                              113,848    128,744    161,102    164,406
                                       ---------------------------------------------
      Total operating expenses            1,340,475  1,189,654  1,325,679  1,167,808
                                       ---------------------------------------------
Operating Income                            249,994    254,803    227,146    235,840
                                       ---------------------------------------------
Other Income and (Deductions)
  Allowance for equity funds used
    during construction                       4,271      4,159      4,271      4,159
  Taxes on nonoperating income                8,579     (1,001)     1,824     (2,229)
  Other - net                               (10,313)     2,394     (6,392)     2,954
                                       ---------------------------------------------
      Net other income and
          (deductions)                        2,537      5,552       (297)     4,884
                                       ---------------------------------------------
Income Before Interest Charges              252,531    260,355    226,849    240,724
                                       ---------------------------------------------
Interest Charges
  Long-term debt                             65,220     66,856     53,226     57,438
  Short-term debt and other                  13,987     14,891     13,795     14,891
  Allowance for borrowed funds
    used during construction                 (1,923)    (2,476)    (1,923)    (2,476)
  Preferred dividend requirements of
    SDG&E                                     4,937      4,937       --         --
                                       ---------------------------------------------
      Net interest charges                   82,221     84,208     65,098     69,853
                                       ---------------------------------------------
Net Income                                  170,310    176,147    161,751    170,871
Preferred Dividend Requirements                --         --        4,937      4,937
                                       ---------------------------------------------
Earnings Applicable to Common Shares       $170,310   $176,147   $156,814   $165,934
                                       =============================================
Average Common Shares Outstanding           114,551    116,567
                                       =======================
Earnings Per Common Share                     $1.49      $1.51
                                       =======================
Dividends Declared Per Common Share           $1.17      $1.17
                                       =======================

See notes to financial statements.

                                            4

BALANCE SHEETS
In thousands of dollars
                                            Enova Corporation
                                            and Subsidiaries               SDG&E
                                     -------------------------- --------------------------
Balance at                           September 30, December 31, September 30, December 31,
                                           1997         1996         1997         1996
                                       (unaudited)               (unaudited)
                                     ------------- ------------ ------------- ------------
ASSETS
Utility plant - at original cost        $5,821,280   $5,704,464   $5,821,280   $5,704,464
Accumulated depreciation
  and decommissioning                   (2,871,008)  (2,630,093)  (2,871,008)  (2,630,093)
                                       -----------  -----------  -----------  -----------
         Utility plant-net               2,950,272    3,074,371    2,950,272    3,074,371
                                       -----------  -----------  -----------  -----------
Investments and other property             802,063      650,188      388,158      337,520
                                       -----------  -----------  -----------  -----------
Current assets
Cash and temporary investments             143,058      173,079       48,891       81,409
Accounts receivable                        255,001      186,529      251,422      187,986
Notes receivable                            28,961       33,564         --           --
Inventories                                 67,001       63,437       65,710       63,078
Other                                       38,160       47,094       25,582       33,227
                                       -----------  -----------  -----------  -----------
         Total current assets              532,181      503,703      391,605      365,700
                                       -----------  -----------  -----------  -----------
Deferred taxes recoverable in rates        175,367      189,193      175,367      189,193
                                       -----------  -----------  -----------  -----------
Deferred charges and other assets          205,635      231,782      193,567      193,732
                                       -----------  -----------  -----------  -----------
         Total                          $4,665,518   $4,649,237   $4,098,969   $4,160,516
                                       ===========  ===========  ===========  ===========
CAPITALIZATION AND LIABILITIES
Capitalization
Common equity                           $1,539,618   $1,569,670   $1,356,849   $1,404,136
Preferred stock of SDG&E
  Not subject to mandatory redemption       78,475       78,475       78,475       78,475
  Subject to mandatory redemption           25,000       25,000       25,000       25,000
Long-term debt                           1,465,483    1,479,338    1,218,151    1,284,816
                                       -----------  -----------  -----------  -----------
         Total capitalization            3,108,576    3,152,483    2,678,475    2,792,427
                                       -----------  -----------  -----------  -----------
Current liabilities
Current portion of long-term debt           57,622       69,902        6,748       33,639
Accounts payable                           145,937      175,815      143,699      174,884
Due to affiliates                             --           --          5,467        7,214
Dividends payable                           45,956       47,213       45,956       47,131
Interest and taxes accrued                  25,537       21,259       23,041       12,824
Regulatory balancing accounts
  overcollected-net                        113,550       35,338      113,550       35,338
Other                                      178,413      158,317      122,583      110,743
                                       -----------  -----------  -----------  -----------
         Total current liabilities         567,015      507,844      461,044      421,773
                                       -----------  -----------  -----------  -----------
Customer advances for construction          35,910       34,666       35,910       34,666
Accumulated deferred income taxes-net      498,233      497,400      477,148      487,119
Accumulated deferred investment
  tax credits                               62,179       64,410       62,179       64,410
Deferred credits and other liabilities     393,605      392,434      384,213      360,121
                                       -----------  -----------  -----------  -----------
         Total                          $4,665,518   $4,649,237   $4,098,969   $4,160,516
                                       ===========  =========== ============ ============

See notes to financial statements.

                                             5

STATEMENTS OF CASH FLOWS (unaudited)
In thousands of dollars
                                                           Enova Corporation
                                                            and Subsidiaries              SDG&E
                                                         ----------------------  ----------------------
For the nine months ended September 30,                      1997       1996         1997        1996
                                                         ----------  ----------  ----------  ----------
Cash Flows from Operating Activities
   Net income                                             $170,310    $176,147    $161,751    $170,871
Adjustments to reconcile net income from continuing
   operations to net cash provided by operating activities
     Depreciation and decommissioning                      258,768     248,536     242,244     234,326
     Amortization of deferred charges and other assets       4,714       4,267       4,714       3,536
     Amortization of deferred credits
       and other liabilities                               (28,737)    (28,608)     (3,183)     (2,883)
     Allowance for equity funds used during construction    (4,271)     (4,159)     (4,271)     (4,159)
     Deferred income taxes and investment tax credits        3,289     (29,308)        (14)    (28,603)
     Other-net                                              31,267      23,199       5,611       5,080
Changes in working capital components
     Accounts and notes receivable                         (63,869)    (27,009)    (63,436)    (16,467)
     Inventories                                            (3,564)      4,045      (2,632)      4,924
     Other current assets                                   (2,826)     (8,986)       (702)    (10,424)
     Interest and taxes accrued                             40,885      62,054      35,910      64,440
     Accounts payable and other current liabilities         (6,171)    (13,960)    (21,331)    (24,196)
     Regulatory balancing accounts                          78,212      30,061      78,212      30,061
Cash used by discontinued operations                          --          --          --       (11,544)
                                                         ----------  ----------  ----------  ----------
       Net cash provided by operating activities           478,007     436,279     432,873     414,962
                                                         ----------  ----------  ----------  ----------
Cash Flows from Financing Activities
     Regular dividends paid                               (135,357)   (136,388)   (140,212)   (141,594)
     Special dividend paid	                                   --          --       (66,150)       --
     Issuances of long-term debt                              --       169,452        --       167,152
     Repayment of long-term debt                          (126,672)   (199,816)    (92,796)   (174,743)
     Repurchase of common stock                            (66,314)       (480)       --          --
     Redemption of preferred stock                            --       (15,155)       --       (15,155)
                                                         ----------  ----------  ----------  ----------
       Net cash used by financing activities              (328,343)   (182,387)   (299,158)   (164,340)
                                                         ----------  ----------  ----------  ----------
Cash Flows from Investing Activities
     Utility construction expenditures                    (141,544)   (144,192)   (141,544)   (144,192)
     Contributions to decommissioning funds                (16,527)    (16,527)    (16,527)    (16,527)
     Other-net                                             (21,614)      2,879      (8,162)      7,217
                                                         ----------  ----------  ----------  ----------
       Net cash used by investing activities              (179,685)   (157,840)   (166,233)   (153,502)
                                                         ----------  ----------  ----------  ----------
Net increase (decrease)                                    (30,021)     96,052     (32,518)     97,120
Cash and temporary investments, beginning of period        173,079      96,429      81,409      20,755
                                                         ----------  ----------  ----------  ----------
Cash and temporary investments, end of period             $143,058    $192,481    $ 48,891    $117,875
                                                         ==========  ==========  ==========  ==========
Supplemental Disclosure of Cash Flow Information
     Income tax payments (net of refunds)                 $ 84,761    $112,528    $135,745    $146,934
                                                         ==========  ==========  ==========  ==========
     Interest payments, net of amounts capitalized        $ 77,943    $ 74,754    $ 61,544    $ 64,570
                                                         ==========  ==========  ==========  ==========
Supplemental Schedule of Noncash Activities:
   Investing and Financing
     Real estate investments                              $101,576    $ 52,367        --          --
     Cash paid                                                (279)       --          --          --
                                                         ----------  ----------  ----------  ----------
     Liabilities assumed                                  $101,297    $ 52,367        --          --
                                                         ==========  ==========  ==========  ==========

   Net assets of affiliates transferred to parent             --          --          --      $150,069
                                                         ==========  ==========  ==========  ==========

See notes to financial statements.

                                    6

               NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.	GENERAL

This Quarterly Report on Form 10-Q is a combined filing of Enova Corporation (Enova) and San Diego Gas & Electric (SDG&E). The financial statements presented herein represent the consolidated statements of Enova Corporation and its subsidiaries (including SDG&E), as well as the stand-alone statements of SDG&E. Unless otherwise indicated, the "Notes to Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein pertain both to SDG&E and to Enova as a consolidated entity.

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

This quarterly report should be read in conjunction with the Registrants' 1996 Annual Report on Form 10-K, which included the financial statements and notes thereto, and their Quarterly Reports on Form 10-Q for the three months ended March 31, 1997 and the six months ended June 30, 1997. The "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Registrants' 1996 Annual Report to Shareholders was incorporated by reference into the Registrants' 1996 Annual Report on Form 10-K and filed as an exhibit thereto.

2.	BUSINESS COMBINATION

In October 1996 Enova and Pacific Enterprises Inc., parent company of Southern California Gas Company, announced an agreement to combine the two companies. Additional information on the proposed business combination is discussed on page 13 in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

3.	MATERIAL CONTINGENCIES

INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES COMMISSION

In May 1997 the CPUC issued a decision stating that direct access will be available to all electric customers on January 1, 1998. The CPUC concluded that there are no technical or operational barriers to justify limiting direct access availability once electric restructuring commences. The decision gave power companies permission to begin direct marketing on July 1, 1997 and set November 1, 1997 as the date customers can begin choosing electricity providers.

As discussed in Note 10 in the notes to consolidated financial statements of the 1996 Annual Report to Shareholders, electric utilities will be allowed a reasonable opportunity to recover their stranded costs through December 31, 2001. SDG&E estimated its transition costs totaled $2 billion (net present value in 1998 dollars). These identified transition costs have been audited by independent auditors selected by the CPUC. The auditors found SDG&E's recorded and forecasted cost estimates reasonable and have identified $73 million as requiring further action before being deemed a recoverable CTC. Through September 30, 1997 SDG&E has recovered transition costs of $0.2 billion for nuclear generation and $0.1 billion for non-nuclear generation. Additionally, overcollections of $0.1 billion recorded in the Energy Cost Adjustment Clause and Electric Revenue Adjustment Mechanism balancing accounts as of December 31, 1996, have been applied to transition cost recovery, leaving approximately $1.6 billion for future CTC recovery. Included therein is $0.4 billion for post-2001 purchased-power-contract payments that may be recovered after 2001, subject to an annual reasonableness review. During the 1997-2001 period recovery of transition costs is limited by the rate cap (discussed below).

In October 1997 a CPUC Administrative Law Judge issued a proposed decision allowing SDG&E the opportunity to recover of all of its sunk non-nuclear generation costs, with the exception of $39 million in fixed costs relating to gas transportation to power plants. An additional $34 million is still pending final determination. In any event, SDG&E is confident that the costs excluded from CTC recovery can be recovered through other CPUC proceedings. The decision does not include generation plant additions made after December 20, 1995. Instead, each utility must file a separate application seeking a reasonableness review thereof. In October 1997 SDG&E filed an application with the CPUC seeking the recovery of $13 million in 1996 capital additions for the Encina and South Bay power plants. A final CPUC decision is expected in the first half of 1998.

California's electric restructuring law (AB 1890) requires a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998. AB 1890 provides for the issuance of rate-reduction bonds by an agency of the State of California to enable the investor-owned utilities (IOUs) to achieve this rate reduction. In September 1997 the CPUC approved SDG&E's application for the issuance of up to $800 million in rate-reduction bonds. SDG&E estimated that it would need $710 million of bond proceeds to enable it to effect a sufficient decrease in rate base to finance the desired rate reduction. These bonds will be repaid over 10 years by SDG&E's residential and small commercial customers via a charge on their electric bills. In September 1997 SDG&E and the other California IOUs received a favorable Internal Revenue Service ruling on the tax treatment of the rate-reduction bonds. The ruling states that the bond proceeds are taxable over the life of bonds rather than at the time of issuance. The Securities and Exchange Commission (SEC) has ruled that these bonds should be reflected on the utilities' balance sheets as debt, even though the bonds would not be secured by utility assets, but rather by the revenue streams collected from the charge to residential and small commercial customers. SDG&E has formed a subsidiary, SDG&E Funding LLC., to facilitate the issuance of the rate-reduction bonds. In exchange for the proceeds from the bond issue, SDG&E will sell to SDG&E Funding its rights to the revenue streams.

AB 1890 includes a rate freeze for all customers. Until the earlier of March 31, 2002, or when transition cost recovery is complete, SDG&E's system average rate will be frozen at June 10, 1996 levels (9.64 cents per kilowatt-hour (kwh)), except for the impact of fuel cost changes and the 10-percent rate reduction. In any event, rates cannot be increased above 9.985 cents per kwh. During the first quarter of 1997, rising natural-gas prices resulted in electric rate increases that raised SDG&E's system average rate from 9.64 cents per kwh to 9.985 cents per kwh. SDG&E's ability to recover its stranded costs is dependent on its total revenues under the rate cap exceeding normal cost-of-service revenues during the transition period by at least the amount of the stranded costs. During the transition period SDG&E will not earn awards from special programs, such as demand-side management, unless total revenues are also adequate to cover the awards. Fuel-price volatility is the most significant variable in the ability of SDG&E to recover its stranded costs and program awards.

SDG&E had been accounting for the economic effects of regulation on all of its utility operations in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as described in the notes to consolidated financial statements in the 1996 Annual Report to Shareholders. The SEC had indicated a concern that the California investor-owned utilities may not meet the criteria of SFAS No. 71 with respect to their electric generation net regulatory assets. SDG&E has ceased the application of SFAS No. 71, in accordance with the conclusion of the Emerging Issues Task Force of the Financial Accounting Standards Board that the discontinuance of SFAS No. 71 applied to the utilities' generation business would not result in a write-off of their net regulatory assets, since the CPUC has approved the recovery of these assets by the distribution portion of their business, subject to the rate cap.

INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY COMMISSION

The IOUs have jointly filed plans with the FERC, detailing the structure of California's independent system operator (ISO) that will manage the state's transmission grid and outlining the development of a power exchange to act as a spot market for trading electricity. The FERC has conditionally approved joint recommendations from the IOUs on the creation of an ISO and power exchange, but has required further information from the utilities as to their structure and operation. In October 1997 the power exchange and the ISO filed their proposed rate structures with the FERC. The ISO filing proposes that the California IOUs pay an up-front restructuring charge and an administrative usage charge for each megawatt-hour of volume transacted. SDG&E's share of the restructuring charge would be $8.5 million. The IOUs have jointly guaranteed $250 million of commercial loans to the ISO and power exchange for their development and initial start-up. SDG&E's share of the guarantee is $25 million. The IOUs have filed with the CPUC to increase this amount to $300 million, increasing SDG&E's share to $30 million.
                                    9

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

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 17 weeks. Coverage is provided through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $5.1 million.

CANADIAN GAS

SDG&E has long-term pipeline capacity commitments related to its contracts for Canadian natural-gas supplies. These contracts are currently in litigation, as described in "Legal Proceedings" in the 1996 Annual Report on Form 10-K beginning on page 19. If the supply of Canadian natural-gas to SDG&E is not resumed to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways, including the release of a portion of this capacity to third parties.

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

Although the Registrants believe that their expectations are based on reasonable assumptions, they can give no assurance that those expectations will be realized. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include political developments affecting state and federal regulatory agencies, the pace and substance of electric industry deregulation in California and in the United States, the ability to create a market for rate-reduction bonds, the ability to effect a coordinated and orderly implementation of both state legislation and the CPUC's restructuring regulations, the consummation and timing of the proposed business combination of Enova and Pacific Enterprises, the level of sales of electricity, international political developments, and the timing and extent of changes in interest rates and prices for natural gas and electricity.

RESULTS OF OPERATIONS:

EARNINGS

Earnings per common share for the quarter ended September 30, 1997 were $0.57 compared to $0.54 for the corresponding period in 1996. Earnings per common share for the nine months ended September 30, 1997 were $1.49 compared to $1.51 for 1996. The 1997 increase in earnings for the quarter is primarily due to previously announced changes related to the elimination of electric balancing accounts, partially offset by expenses relating to the proposed business combination with Pacific Enterprises. Although the elimination of the balancing accounts is not expected to have a significant effect for any full year, quarterly earnings will fluctuate significantly, depending on monthly or seasonal changes in electric sales and fuel prices. In general, earnings are expected to be higher in high sales-volume months and lower in others. The 1997 decrease in earnings for the nine months is primarily due to the balancing accounts' elimination, partially offset by improved earnings at Enova's non-regulated subsidiaries.

OPERATING REVENUES

For the quarter ended September 30, 1997 electric revenues increased from the corresponding period in 1996 primarily due to increased sales volume due to weather. During the quarter SDG&E reached new all-time electric system peaks on three occasions, resulting in a new peak demand of 3,668 megawatts reached on September 4, 1997. Prior to 1997 the record for electricity demand was 3,355 megawatts on August 17, 1992. Electric revenues increased for the nine months ended September 30, 1997 due to the increased sales volume and the accelerated recovery of San Onofre Nuclear Generating Station Units 2 and 3 which commenced in April 1996. Additional information concerning the recovery of SONGS Units 2 and 3 is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report to Shareholders on page 27. Gas revenues increased for the quarter primarily due to an increase in natural-gas sales volume. Gas revenues increased for the nine months primarily due to an increase in sales volume and higher natural-gas prices during the first quarter of 1997.

OPERATING EXPENSES

For the nine months ended September 30, 1997 electric fuel expense increased from the corresponding period in 1996 primarily due to increases in natural-gas-fired generation and natural-gas prices, offset by a decrease in nuclear generation as a result of SONGS Units 2 and 3 refuelings during the first half of 1997. The increase in purchased-power expense for the quarter and the nine months is primarily due to the higher sales volume. The lower nuclear generation availability resulting from the SONGS refuelings also contributed to the increase in purchased-power expense for the nine months. Gas purchased for resale increased for the quarter due to the increase in sales volume. Gas purchased for resale increased for the nine months due to the increases in sales volume and in natural-gas prices in the first quarter of 1997.

In addition, for the nine months ended September 30, 1997 maintenance expense increased due to the additional costs incurred during the SONGS Units 2 and 3 refuelings. Depreciation and decommissioning expense increased for the nine months due to the accelerated recovery of SONGS Units 2 and 3. The decrease in general and administrative expense for the quarter and the nine months is primarily due to higher 1996 costs for customer service, partially offset by the expenses relating to the business combination with Pacific Enterprises. The increase in other expense for the quarter and the nine months reflects an increase in electric transmission expense associated with the higher sales volume. Income-tax expense decreased for the nine months due to the decrease in operating income and the increase in income-tax benefits related to Enova Financial's increased investments in affordable-housing projects.

OTHER INCOME

Other income decreased for the quarter and the nine months ended September 30, 1997 due to losses associated with the start-up of Energy Pacific, the joint venture of Enova and Pacific Enterprises to market integrated energy and energy-related products and services. For the nine months, these losses were partially offset by the first quarter 1997 tax benefits on nonoperating income relating to the 1995 sale of Wahlco Environmental Systems, Inc. Additional information concerning the sale of Wahlco is provided in Note 3 in the notes to consolidated financial statements of the 1996 Annual Report to Shareholders.

BUSINESS COMBINATION

Consummation of the proposed business combination of Enova and Pacific Enterprises (PE) is conditional upon the approvals of the California Public Utilities Commission (CPUC) and various other regulatory bodies. In June 1997 the CPUC revised its procedural schedule for the business combination after delaying until July 1997 its final decision on the Performance-Based Ratemaking (PBR) proceeding for Southern California Gas Company (SoCalGas), PE's principal subsidiary. Under the new timeline, a CPUC Administrative Law Judge is expected to issue a proposed decision on the combination in late January 1998, with a CPUC decision scheduled for March 1998. The CPUC evidentiary hearings on the business combination concluded in October 1997.

In July 1997 the CPUC issued its decision on SoCalGas's PBR proceeding. The decision adopts a rate-setting mechanism for SoCalGas that provides incentives for cost control and efficiency improvement, including comparisons of productivity and other factors against benchmarks based on industry performance. SoCalGas had been operating under traditional "cost of service" regulation. The decision provides for, among other things, a net rate reduction of $160 million.

In August 1997 Enova and PE, after having reviewed the totality of circumstances surrounding the business combination, announced that both companies remain committed to its successful completion. Enova and PE further agreed to extend the deadline by which they must complete the combination from April 30, 1998 to September 1, 1998.

In September 1997 the CPUC staff issued a final Negative Declaration, concluding that the business combination will not result in any activities or operational changes that may cause a significant adverse effect on the environment.

In June 1997 the Federal Energy Regulatory Commission (FERC) approved the proposed business combination subject to conditions that the combined company will not unfairly use any potential market power regarding natural-gas transportation to gas-fired electric-generation plants. In its decision, the FERC acknowledged that this issue is clearly within the jurisdiction of the CPUC and the conditions will be considered during the CPUC review process. Various parties have since filed a joint petition with the FERC asking it for a rehearing.

In August 1997 the Nuclear Regulatory Commission (NRC) approved the business combination, ruling that the creation of the new company will not affect SDG&E's qualifications to hold the license for its 20-percent interest in the San Onofre Nuclear Generating Station (SONGS). The NRC's approval was required since the business combination would result in an indirect transfer of control of the SONGS' license to the new company.

In August 1997 Enova and PE announced an agreement to jointly acquire AIG Trading Corporation, a leading natural-gas and power-marketing firm based in Greenwich, Connecticut, for $190 million. Enova and PE will also commit up to $35 million for certain long-term incentive compensation and retention arrangements. AIG will become a subsidiary of the new company formed by the business combination. The acquisition, subject to various federal regulatory approvals, is expected to be completed by the end of 1997.

Remaining regulatory approvals and the commencement of combined operations are expected by the summer of 1998. Earnings of the combined company could be negatively impacted in 1998, and to a lesser extent in subsequent years by delays in achieving cost savings from the combination caused by the later-than-expected effective combination date, potential CPUC limitations on affiliate transactions by all California energy utilities (see below), the possibility that the CPUC might not permit recovery of certain costs of the combination and might reduce the period or percentage for shareholder participation in the related cost savings, and slower-than-anticipated growth in revenues from Energy Pacific.

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

AFFILIATE TRANSACTION GUIDELINES

On October 31, 1997 the CPUC issued the ALJ's draft decision on guidelines for transactions between a utility that it regulates and the utility's affiliates that it does not regulate. If the final decision of the CPUC is substantially the same as the draft decision, it would limit the ability of Enova/SDG&E and the other California energy utilities (and the unregulated affiliates in each case) to operate as totally cohesive units by, among other things, restricting the sharing of information, facilities, etc., which would reduce opportunities for efficiencies and impact marketing opportunities for the affiliates. In addition, an alternate draft decision sponsored by two of the CPUC's five commissioners would add additional restrictions, such as prohibiting the energy utilities' affiliates from marketing in the respective utility's service territory for two years and banning the joint use of names and logos.

As expected, guidelines on transactions between SDG&E and SoCal Gas (see "Business Combinations" above) were not addressed; they were considered in the business combination proceedings and will be addressed in the decision that results therefrom.

CONSUMER EDUCATION

In August 1997 the CPUC authorized $89 million in rate recovery to fund California's Consumer Education Plan (CEP). SDG&E's share of this amount is approximately $9 million. The CEP's objective will be to provide California electric customers information to help them compare and choose among electric products and services in a competitive environment. The CEP's program began in September 1997 and is expected to end by May 31, 1998. In a draft decision, the CPUC rejected SDG&E's request for rate recovery of a $1.4 million SDG&E-specific CEP, which was to be an enhancement to the statewide program. The CPUC decision does allow SDG&E to recover certain customer-service costs associated with its additional customer inquiries concerning industry restructuring.

PUBLIC POLICY PROGRAMS

The CPUC has established a new administrative structure and initial funding levels to manage demand-side management, renewable-energy, low-income assistance, and research and development (R&D) programs beginning in January 1998. The CPUC has formed independent boards to oversee a competitive bidding process to administer demand-side management and low-income assistance programs. In an interim decision, the CPUC has required that the California IOUs transfer their administration of demand-side management and low-income programs to these independent boards by October 1998 and January 1999, respectively. Until the transition to a fully competitive energy-services market is complete, customers will be required to provide the funding. For 1998 SDG&E will be funded $32 million and $12 million for demand-side management and renewables programs, respectively. Low-income assistance funding will remain at 1996 authorized levels. The California Energy Commission will be allocated most of the $63 million authorized to administer the R&D programs, of which SDG&E will be funded $4 million. SDG&E cannot predict the impact on future earnings of these programs when the transition to the competitive markets is complete.

ELECTRIC BALANCING ACCOUNTS

In October 1997 the CPUC issued a decision eliminating the Electric Cost Adjustment Clause (ECAC) and the Electric Revenue Adjustment Mechanism
(ERAM) balancing accounts effective December 31, 1997. The balances in these accounts will be transferred to the interim transition cost balancing account, subject to a reasonableness review. The decision eliminates further ECAC proceedings for generation costs incurred beginning in January 1998. Additionally, the decision eliminates all other electric balancing accounts except for those associated with the administration of public purpose funds (described above). For the nine months ended September 30, 1997 SDG&E had charged against earnings its undercollection in the ECAC balancing account under the expectation that this balance would continue to exist for the remainder of 1997 and could not be netted with its ERAM overcollection. Because the CPUC decision allows for the transfer of both accounts to the transition cost balancing account, SDG&E will record a favorable adjustment of $9 million, after income taxes, in its fourth-quarter 1997 earnings.

PERFORMANCE-BASED RATEMAKING (PBR)

Base Rates: In August 1997 SDG&E filed an advice letter with the CPUC to revise its 1996 Performance-Based Ratemaking Base-Rate Annual Report to reflect new data received from the Edison Electric Institute (EEI) relating to the national-rate comparison. The EEI revised its 1996 national average electric rate from 6.95 to 7.12 cents per kwh, causing SDG&E's calculation of the PBR price-performance benchmark to change from a $4 million penalty to a $3 million reward. This change also allows SDG&E to eliminate the $1.4 million two-way conditionality penalty that was originally filed for exceeding the national-rate benchmark. The effect of the change would result in a total PBR reward of $6.5 million as compared to a $1.9 million penalty that was previously reported. A CPUC decision is expected in December 1997. The CPUC has eliminated the price-performance indicator from SDG&E's Base-Rate PBR effective in 1997 since the electric-rate freeze renders this indicator meaningless. The five-year PBR mechanism, which began in 1994, is in its mid-course review by the CPUC.

A CPUC Administrative Law Judge has ruled that SDG&E's requirement to file a 1999 General Rate Case should be eliminated and replaced by a 1999 Cost of Service study in its new PBR application due in December 1997. SDG&E's ability to control its costs within the limits of the revenues authorized by the study will impact future earnings.

1998 Revenues: In October 1997 SDG&E filed an advice letter with the CPUC to request an update to its electric distribution and gas base-rate revenue requirements to reflect the PBR base-rate revenue escalation for 1998. The escalation would increase SDG&E's authorized electric distribution revenues by $33 million and its gas base-rate amount by $7 million. The increase would not affect rates and, therefore, would reduce the amount available to recover stranded costs (see Note 3 of the notes to financial statements). A CPUC decision is expected in the fourth quarter of 1997.

Natural Gas: In September 1997 SDG&E filed with the CPUC its application for a permanent Gas Procurement PBR mechanism. The filing proposes a mechanism structured around a commodity price cap plus an incremental adjustment, designed to recover transportation costs to the California border.

COST OF CAPITAL

In October 1997 SDG&E filed with the CPUC its 1998 Market Indexed Capital Adjustment Mechanism (MICAM). MICAM, approved by the CPUC in 1996, adjusts SDG&E's authorized cost of capital based on changes in interest rates. For the current MICAM review, interest-rate movements over the past 12 months have not triggered the mechanism to change, resulting in SDG&E's 1998 cost of capital remaining at the 1997 authorized levels of 11.60 percent for the rate of return on equity and
9.35 percent for the rate of return on rate base. Excluded from this are the rates of return on nuclear and non-nuclear generating assets (recovered as transition costs), which are authorized at rates of 7.14 percent and 6.75 percent, respectively.

ELECTRIC GENERATION

GENERAL

SDG&E is considering the divestiture of its non-nuclear generating assets, which would allow it to concentrate on providing electric distribution and other energy services in a deregulated market. Although the other California IOUs are required by the CPUC to divest themselves of at least 50 percent of their fossil-fueled power plants as part of industry restructuring, SDG&E is not under the same mandate. However, SDG&E's principal fossil plants (Encina and South Bay) may not be as competitive as newer facilities in a deregulated market. The FERC has ruled that it has jurisdiction over all electricity sales into the California Power Exchange, meaning that the buyers of divested California power plants would qualify as wholesale power generators. The FERC's ruling is expected to increase the interest in the California utilities' generating plants.

SAN ONOFRE NUCLEAR GENERATING STATION UNITS 2 & 3

In October 1997 the California Coastal Commission (CCC) staff approved the SONGS owners plan to provide 150 acres of wetlands restoration, 150 acres of kelp reef and other mitigation that was ordered by the CCC in April 1997. A final CCC decision is expected in the fourth quarter of 1997. SDG&E's share of the cost is estimated to be $23 million.

SONGS Units 2 and 3 are scheduled for 30-day mid-cycle outages for inspections of their steam generators in January 1998 and March 1998, respectively. These inspections were prompted when it was discovered in a routine inspection during last quarter's refueling of Unit 3 that the thickness of the heat transfer tubes' structural supports was significantly reduced, apparently due to erosion.

LIQUIDITY AND CAPITAL RESOURCES:

Utility operations continue to be a major source of liquidity. In addition, financing needs are met primarily through the issuance of short-term and long-term debt, and common and preferred stock. These capital resources are expected to remain available. SDG&E's cash requirements include plant construction and other capital expenditures. Nonutility cash requirements include capital expenditures associated with subsidiary activities related to the plans to distribute natural gas in Mexico and the northeast United States; new products; affordable-housing, leasing and other investments; and repayments and retirements of long-term debt. In addition to changes described elsewhere, major changes in cash flows are described below.

OPERATING ACTIVITIES

Besides the effects of other items discussed in this report, there were other significant changes in cash flows from operations for the nine months ended September 30, 1997 compared to the corresponding 1996 period. Cash flows from accounts and notes receivable decreased due to an increase in accounts receivable at September 30, 1997 resulting from an increase in SDG&E's sales in September 1997. Regulatory balancing accounts increased due to overcollections in the ERAM and gas fixed cost accounts as a result of higher-than-authorized sales volumes. As discussed above, the December 31, 1996 ERAM balancing account has been applied to the recovery of transition costs and the new overcollected balance at December 31, 1997 will be similarly applied.

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

During the first nine months of 1997 SDG&E and Califia repaid long-term debt of $87 million and $3 million, respectively. During that same period Enova Financial repaid $31 million and issued $101 million of long-term debt.

SDG&E had short-term bank lines of $50 million and long-term bank lines of $380 million at September 30, 1997. Commitment fees are paid on the unused portion of the lines. There are no requirements for compensating balances.

In March 1997 Enova Corporation repurchased three million shares of its outstanding common stock.

Quarterly cash dividends of $0.39 per share were declared for the first three quarters of 1997 and for each quarter during the year ended
December 31, 1996. The dividend payout ratio for the twelve months ended

September 30, 1997 and years ended December 31, 1996, 1995, 1994, 1993 and 1992 were 80 percent, 79 percent, 80 percent, 130 percent, 82 percent and 81 percent, respectively. The increase in the payout ratio for the year ended December 31, 1994 was due to the writedowns recorded during 1994. For additional information regarding the writedowns, see Enova Corporation's 1996 Annual Report on Form 10-K. The payment of future dividends is within the discretion of the directors and is dependent upon future business conditions, earnings and other factors. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the anticipated level.

SDG&E maintains its capital structure so as to obtain long-term financing at the lowest possible rates. The following table shows the percentages of capital represented by the various components. The capital structures are net of the construction funds held by a trustee in 1992 and 1993.

                                                                   Sept. 30,
                                  1992   1993   1994   1995   1996   1997
                -----------------------------------------------------------
                Common equity      47%    47%    48%    49%    50%    50%
                Preferred stock     5      4      4      4      4      4
                Debt and leases    48     49     48     47     46     46
                -----------------------------------------------------------
                Total             100%   100%   100%   100%   100%   100%
                -----------------------------------------------------------

The following table lists key financial ratios for SDG&E.

                                         Twelve                     Year
                                      months ended                  ended
                                      September 30,              December 31,
                                          1997                       1996
                                   -----------------           -------------
Pretax interest coverage                 5.3 X                       5.2 X
Internal cash generation                 153 %                       127 %
Construction expenditures as
   a percent of capitalization           7.9 %                       7.4 %

DERIVATIVES: Registrants use derivative financial instruments to reduce exposure to fluctuations in interest rates, foreign currency exchange rates and natural-gas prices. These financial instruments are with major investment firms and expose Registrants to market and credit risks if the counterparties fail to perform. These risks may at times be concentrated with certain counterparties, although counterparty non-performance is not anticipated. Registrants do not use derivatives for trading or speculative purposes.

At September 30, 1997 SDG&E had one interest-rate swap agreement: a floating-to-fixed-rate swap maturing in 2002 associated with $45 million of variable-rate bonds. SDG&E's pension fund periodically uses foreign currency forward contracts to reduce its exposure from exchange-rate fluctuations associated with certain investments in foreign equity securities. These contracts generally have maturities ranging from three to six months.
                                    19

At September 30, 1997 Enova had various open natural-gas futures positions to hedge against the volatility of natural-gas prices. The total amount of these open positions was immaterial. There were no other derivative financial instruments outstanding at September 30, 1997.

INVESTING ACTIVITIES

Cash used in investing activities for the nine months ended September 30, 1997 included utility construction expenditures and payments to the SONGS decommissioning trust. Utility construction expenditures, excluding nuclear fuel and the allowance for equity funds used during construction, were $209 million in 1996 and are estimated to be $218 million in 1997. Enova continuously reviews its construction, investment and financing programs and revises them in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Among other things, SDG&E's level of expenditures in the next few years will depend heavily on the impacts of industry restructuring, and on the timing of expenditures to comply with air-emission reduction and other environmental requirements. Payments to the nuclear decommissioning trust are expected to continue until SONGS is decommissioned.

In April 1997 Enova invested $21 million in Energy Pacific. Enova's level of non-utility expenditures in the next few years will depend primarily on the activities of its subsidiaries other than SDG&E, including Enova International's plan to develop natural-gas distribution systems in Mexico. In July 1997 Enova International and its partners, Pacific Enterprises International and Proxima S.A. de C.V., delivered its first supply of natural gas to Baja California. The Mexican company formed by the three partners, Distribuidora de Gas Natural de Mexicali, will invest up to $25 million during the first five years of the 30-year license period to supply natural gas to the region. In March 1997 the Mexican Energy Regulatory Commission awarded the partners its second natural-gas privatization license in Mexico, allowing the partnership to build and operate a natural-gas distribution system in Chihuahua. The partnership plans to invest approximately $50 million in the project and serve at least 50,000 customers in the first five years of operation. In September 1997 Energy Pacific formed a joint venture with Bangor Hydro to build, own and operate a $40 million natural-gas distribution system in Bangor, Maine. The joint venture plans to file with the Maine Public Utilities Commission to provide natural-gas service for the first time to residential, commercial and industrial customers in the Bangor area. Finally, as discussed in Note 2 of the notes to financial statements, Enova has agreed to provide 50 percent of the total funding ($190 million plus additional incentive commitments) to acquire AIG Trading Corporation.
                                   20

PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

Other than as discussed below, there have been no significant subsequent developments in litigation proceedings that were outstanding at December 31, 1996, nor have there been any significant new litigation proceedings since that date.

SONGS Pricing

Southern California Edison (Edison) and SDG&E are co-owners of the San Onofre Nuclear Generating Station. SDG&E owns a 20-percent interest. In May 1997 Ayad Rubaii, an employee of Edison, filed a complaint under the federal False Claims Act against Edison and SDG&E in United States District Court for the Southern District of California. The complaint was unsealed in July 1997 and served upon Edison and SDG&E in September 1997. In the complaint, the plaintiff alleges that Edison and SDG&E have overcharged customers since early 1996 for energy produced at SONGS under a pricing mechanism approved by the CPUC and codified by the State Legislature in AB 1890. The plaintiff alleges that he filed the lawsuit on behalf of the United States Government. The Department of Justice has elected not to intervene in the lawsuit, but could elect to do so in the future if new information becomes available. The plaintiff is claiming damages of $383 million from Edison and $102 million from SDG&E. Under the False Claims Act, any damages would be trebled and penalties could be assessed. SDG&E intends to vigorously defend this action. SDG&E cannot predict the ultimate outcome.

Employee Benefits

In September 1997 two individual plaintiffs filed a complaint (Mascari v. SDG&E) in United States District Court for the Southern District of California on behalf of themselves and a purported class consisting of temporary employees and independent contractors employed at SDG&E. Plaintiffs allege that they are and have been common law employees of SDG&E and, as such, under recent Ninth Circuit decisional law, are and have been entitled to participate in SDG&E's health and welfare, defined benefit and defined contribution plans. They seek to recover past and future benefits under each plan. In October 1997 SDG&E filed its answer to the complaint, denying that the plaintiffs were or are entitled to any benefits and denying the appropriateness of a class. SDG&E intends to vigorously defend this action. SDG&E cannot predict the ultimate outcome.

Public Service Company of New Mexico

As described in the "Legal Proceedings -- Public Service of New Mexico" section on page 19 of the Registrants' 1996 Annual Report on Form 10-K, SDG&E has filed two previous complaints with the FERC against Public Service of New Mexico (PNM). In August 1997 SDG&E filed a third complaint against PNM alleging that the demand rate paid by SDG&E under the PNM power-purchase agreement during 1996 was unjust and unreasonable, resulting in an overcharge of up to $9.6 million during this period.
                                    21

SONGS Personal Injury Litigation

As described in the "Legal Proceedings -- SONGS Personal Injury Litigation" section on page 21 of the Registrants' 1996 Annual Report on Form 10-K, the McLandrich wrongful death case is currently on appeal. The Ninth Circuit Court of Appeals rejected SDG&E's petition for permission to challenge the lower court's determination that SDG&E is not an employer and thus may not avail itself of the workers' compensation exclusivity rule. McLandrich, Metler and Knapp are stayed pending the outcome of a plaintiff appeal in McLandrich, challenging the District Court's ruling that Southern California Edison can avail itself to the workers' compensation exclusivity rule.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit 12 - Computation of ratios

	12.1	Computation of Ratio of Earnings to Combined Fixed Charges
    		and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference
		    Stock (Cumulative).

	Exhibit 27 - Financial Data Schedules

	27.1	Financial Data Schedule for the nine months ended September
	    	30, 1997 for Enova Corporation.

	27.2	Financial Data Schedule for the nine months ended September
	    	30, 1997 for SDG&E.

(b)	Reports on Form 8-K

	A Current Report on Form 8-K was filed on August 12, 1997 announcing the joint acquisition of AIG Trading Corp. by Enova Corporation and Pacific Enterprises (PE), and the amendment to the Enova and PE merger agreement extending the completion deadline from April 30, 1998 to September 1, 1998.

                                 SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

	                                 					ENOVA CORPORATION

	                                 					SAN DIEGO GAS & ELECTRIC COMPANY
	                                                 								(Registrants)



Date: November 4, 1997             	By:       /s/ F. H. Ault
                                       ----------------------------
                                   						      (Signature)

	                            					             F. H. AULT
                                       Vice President and Controller