Form 10-Q
period 1998-06-30
SAN DIEGO GAS & ELECTRIC CO
filed 1998-08-14
CIK 86521

                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q
(Mark One)

[..X..]  Quarterly report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934
                                               June 30, 1998
For the quarterly period ended.......................................
                                 Or
[.....]  Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from ________________  to _________________


                  SAN DIEGO GAS & ELECTRIC COMPANY
---------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


CALIFORNIA                      1-3779                     95-1184800
---------------------------------------------------------------------
(State of incorporation      (Commission             (I.R.S. Employer
or organization)             File Number)          Identification No.


101 ASH STREET, SAN DIEGO, CALIFORNIA                           92101
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant' telephone number, including area code    (619) 696-2000
                                                    -----------------
                                  No Change
---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

Common stock outstanding:          Wholly owned by Enova Corporation

San Diego Gas and Electric Company and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
In thousands except per share amounts
                                         Three Months           Six Months
                                         Ended June 30         Ended June 30
                                      ------------------    -----------------
                                        1998      1997        1998      1997
                                      ------------------    -----------------
Operating Revenues
 Electric                            $476,328  $417,040    $973,527  $790,710
 Gas                                   93,017    74,852     201,671   195,818
 PX/ISO power                         113,636      --       113,636      --
                                      ------------------   ------------------
Total operating revenues              682,981   491,892   1,288,834   986,528
                                      ------------------   ------------------
Operating Expenses
 PX/ISO power                         112,532      --       112,532      --
 Purchased power                       64,265    89,018     160,322   176,679
 Electric fuel                         36,486    38,741      67,100    78,422
 Gas purchased for resale              38,044    22,752      90,377    90,513
 Maintenance                           27,189    21,389      47,633    43,355
 Depreciation and decommissioning     178,184    80,506     376,897   161,128
 Property and other taxes              10,888    11,046      22,178    22,672
 General and administrative           107,220    50,181     152,248    89,251
 Other                                 41,534    40,896      86,483    83,461
 Income taxes                          21,531    59,141      50,966    99,895
                                     ------------------   -------------------
Total operating expenses              637,873   413,670   1,166,736   845,376
                                     ------------------   -------------------
Operating Income                       45,108    78,222     122,098   141,152
                                     ------------------   -------------------
Other Income and (Deductions)
 Allowance for equity funds used
   during construction                  1,042     1,446       1,918     2,869
 Taxes on nonoperating income          (6,406)      856      (8,934)    1,288
 Other - net                           15,503    (2,746)     21,516    (4,437)
                                     ------------------   -------------------
      Net other income and
          (deductions)                 10,139      (444)     14,500      (280)
                                     ------------------   -------------------
Income Before Interest Charges
 and Preferred Dividends               55,247    77,778     136,598   140,872
                                     ------------------   -------------------
Interest Charges
 Long-term debt                        23,739    18,008      51,053    35,933
 Other interest                         4,754     5,532       8,910     9,404
 Allowance for borrowed funds
   used during construction              (386)     (665)       (728)   (1,297)
                                     ------------------   -------------------
     Net interest charges              28,107    22,875      59,235    44,040
                                     ------------------   -------------------
Net Income                             27,140    54,903      77,363    96,832
Dividends on preferred stock            1,645     1,645       3,291     3,291
                                     ------------------   -------------------
Earnings Applicable to Common Shares $ 25,495  $ 53,258    $ 74,072  $ 93,541
                                     ==================   ===================

See notes to consolidated financial statements.


San Diego Gas and Electric Company and Subsidiary
CONSOLIDATED BALANCE SHEETS
In thousands of dollars
Balance at                                      June 30,      December 31,
                                                  1998            1997
                                               (Unaudited)
                                               -----------    -----------
ASSETS
Utility plant - at original cost               $4,834,177     $4,750,607
Accumulated depreciation
  and decommissioning                          (2,535,746)    (2,391,541)
                                               -----------    -----------
         Utility plant - net                    2,298,431      2,359,066
                                               -----------    -----------
Nuclear decommissioning trusts                    448,456        399,143
                                               -----------    -----------
Current assets
  Cash and cash equivalents                       273,723        536,050
  Accounts receivable - trade                     111,844        144,837
  Accounts receivable - other                      72,692         84,311
  Due from affiliates                             158,203        125,417
  Inventories                                      64,291         65,390
  Regulatory balancing accounts - net              11,035           --
  Other                                            13,864         51,840
                                               -----------    -----------
         Total current assets                     705,652      1,007,845
                                               -----------    -----------
Deferred taxes recoverable in rates               196,547        184,837
Regulatory assets                                 464,092        608,353
Deferred charges and other assets                 142,792         95,249
                                               -----------    -----------
         Total                                 $4,255,970     $4,654,493
                                               ===========    ===========
CAPITALIZATION AND LIABILITIES
Capitalization
  Common equity                                $1,272,853     $1,387,363
  Preferred stock
    Not subject to mandatory redemption            78,475         78,475
    Subject to mandatory redemption                25,000         25,000
  Long-term debt                                1,612,621      1,787,823
                                               -----------    -----------
         Total capitalization                   2,988,949      3,278,661
                                               -----------    -----------
Current liabilities
  Short-term debt                                   8,400           --
  Long-term debt due within one year               72,640         72,575
  Accounts payable                                 86,183        161,039
  Accrued interest and dividends                   10,665         56,436
  Accrued taxes                                    63,518           --
  Regulatory balancing accounts - net                --           58,063
  Other                                           149,248        114,388
                                               -----------    -----------
         Total current liabilities                390,654        462,501
                                               -----------    -----------
Customer advances for construction                 36,674         37,661
Post-retirement benefits other than pensions       31,371         31,488
Deferred income taxes                             393,819        471,890
Deferred investment tax credits                    92,071         62,332
Deferred credits and other liabilities            322,432        309,960
                                                ----------    -----------
          Total deferred credits and
           other liabilities                      876,367        913,331
                                                ----------    -----------
Commitments and contingent liabilities (Note 4)
         Total                                 $4,255,970     $4,654,493
                                               ===========    ===========
See notes to consolidated financial statements.

San Diego Gas and Electric Company and Subsidiary
STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
In thousands of dollars

For the six months ended June 30                            1998        1997
                                                         ----------  ----------
Cash Flows from Operating Activities
   Net income                                             $ 77,363    $ 96,832
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation and decommissioning                     376,897     161,128
      Amortization of deferred charges and other assets      4,559       3,231
      Amortization of deferred credits
       and other liabilities                                (2,361)     (2,129)
      Allowance for equity funds used during construction   (1,918)     (2,869)
      Deferred income taxes and investment tax credits     (53,702)        115
      Application of balancing accounts to stranded costs  (86,000)         --
      Other - net                                          (34,713)     (3,971)
      Net changes in working capital components
       Accounts and notes receivable                       (88,174)    (37,443)
       Inventories                                           1,099       5,555
       Other current assets                                 12,472       1,140
       Interest accrued                                     (1,449)       (574)
       Taxes accrued                                        65,133      59,812
       Accounts payable and other current liabilities      (39,996)    (47,551)
       Regulatory balancing accounts                       (69,098)     33,194
                                                         ----------  ----------
       Net cash provided by operating activities           160,112     266,470
                                                         ----------  ----------
Cash Flows from Financing Activities
     Dividends paid                                       (136,195)    (94,256)
     Special dividend paid                                      --     (66,150)
     Payment on long-term debt                            (181,994)    (37,500)
     Increase in short-term debt                             8,400       1,000
                                                         ----------  ----------
       Net cash used by financing activities              (309,789)   (196,906)
                                                         ----------  ----------
Cash Flows from Investing Activities
     Expenditures for utility plant                       (100,647)    (84,979)
     Contributions to decommissioning funds                (11,016)    (11,016)
     Other - net                                              (987)     (5,666)
                                                         ----------  ----------
       Net cash used in investing activities              (112,650)   (101,661)
                                                         ----------  ----------
Net decrease in cash and cash equivalents                 (262,327)    (32,097)
Cash and cash equivalents, beginning of period             536,050      81,409
                                                         ----------  ----------
Cash and cash equivalents, end of period                  $273,723   $  49,312
                                                         ==========  ==========
Supplemental Disclosure of Cash Flow Information
     Income tax payments, net of refunds                  $ 48,619   $  40,650
                                                         ==========  ==========
     Interest payments, net of amounts capitalized        $ 60,684   $  44,614
                                                         ==========  ==========
Supplemental Schedule of Noncash Activities
     Dividend to Parent of Intercompany Receivable        $100,000   $      --
                                                         ==========  ==========

See notes to consolidated financial statements.


           SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  GENERAL

This Quarterly Report on Form 10-Q is a filing of San Diego Gas & Electric Company (SDG&E), a wholly owned subsidiary of Enova Corporation (Enova). The financial statements presented herein represent the consolidated statements of SDG&E and its subsidiary, SDG&E Funding LLC.

The accompanying consolidated financial statements have been prepared in accordance with the interim-reporting requirements of Form 10-Q. This quarterly report should be read in conjunction with SDG&E's 1997 Annual Report on Form 10-K which includes the financial statements and notes thereto, its Quarterly Report on Form 10-Q for the three months ended March 31, 1998, and the Current Report on Form 8-K filed by Sempra Energy (Commission no. 1-14201) with the Securities and Exchange Commission on June 30, 1998 in connection with the completion of the business combination of Pacific Enterprises and Enova Corporation.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in account classification have been made to prior presentations to conform to the current financial statement presentation.

SDG&E has been accounting for the economic effects of regulation on all of its utility operations in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as described in the notes to consolidated financial statements in SDG&E's Annual Report to Shareholders. SDG&E has ceased the application of SFAS No. 71 to its generation business, in accordance with the conclusion of the Financial Accounting Standards Board that the application of SFAS No. 71 should be discontinued when legislation is issued that determines that a portion of an entity's business will no longer be regulated. The discontinuance of SFAS No. 71 has not resulted in a write-off of SDG&E's generation assets, since the California Public Utilities Commission (CPUC) has approved the recovery of the stranded costs related to these assets by the distribution portion of its business, via the competition transition charge described in Note 4, subject to the rate cap. (See further discussion in Note 4.)

The new revenue and expense captions on the Consolidated Statements of Income (both entitled "PX/ISO Power") relate to the new regulatory requirements concerning the way power is purchased by and sold by the distribution and generation, respectively, operations of SDG&E. This is discussed in Note 4.

2.  BUSINESS COMBINATION

On June 26, 1998(pursuant to an October 1996 agreement), Enova and Pacific Enterprises(PE) combined the two companies into a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and/or preference stock of SDG&E; PE; and PE's principal subsidiary, Southern California Gas Company (SoCalGas) remain outstanding. Additional information on the business combination is discussed in the Current Report on Form 8-K filed by Sempra Energy (Commission no. 1-14201) on June 30, 1998 and incorporated herein by reference.

Expenses incurred in connection with the business combination are $29 million and $4 million, after-tax, for the six-month period ended June 30, 1998 and 1997, respectively. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.

3.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, SDG&E has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month and the six-month periods ended June 30, 1998 and 1997 was equal to net income.

4.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES
COMMISSION

In September 1996 the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopts the December 1995 CPUC policy decision that restructures the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy service providers or buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, nuclear units and, lastly, from the lowest-bidding suppliers. The California investor-owned utilities (IOUs) are obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of which source the customer chooses.

The IOUs have been given a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. Excluding the costs of purchased power and other costs whose recovery is not limited to the pre-2002 period, the balance of stranded assets at June 30, 1998 is $800 million, consisting of $600 million for the power plants (see the following paragraph) and $200 million of related deferred taxes and undercollections. During the 1998-2001 period, recovery of transition costs is limited by the rate cap (discussed below). Generation plant additions made after December 20, 1995 are not eligible for transition cost recovery. Instead, each utility must file a separate application seeking a reasonableness review thereof. The CPUC has approved an agreement between SDG&E and the CPUC's Office of Ratepayer Advocates for the recovery of $13.6 million of SDG&E's $14.5 million in 1996 capital additions for the Encina and South Bay power plants. In addition, in August 1998 SDG&E submitted an application to the CPUC seeking recovery of $21.7 million in capital additions for 1997 and the first three months of 1998.

In November 1997 SDG&E announced a plan to auction its power plants and other generation assets. This plan includes the divestiture of SDG&E's fossil power plants and combustion turbines, its 20-percent interest in San Onofre Nuclear Generating Station (SONGS) and its portfolio of long-term purchased-power contracts. The power plants have a net book value as of June 30, 1998 of $600 million ($200 million for fossil and $400 million for SONGS). The proceeds from the auction will be applied directly to SDG&E's transition costs. SDG&E has proposed to the CPUC that the sale of its fossil plants be completed by the end of 1998. Management believes that the rates within the rate cap and the proceeds from the sale of electric-generating assets will be sufficient to recover all of SDG&E's approved transition costs by December 31, 2001, not including the post-2001 purchased-power contract payments that may be recovered after 2001 (see discussion above). However, if the proceeds from the sale of the power plants are less than expected or if generation costs, principally fuel costs, are greater than anticipated, SDG&E may be unable to recover all of its approved transition costs. This would result in a charge against earnings at the time it becomes probable that SDG&E will be unable to recover all of the transition costs.

AB 1890 requires a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998. AB 1890 provided for the issuance of rate-reduction bonds by an agency of the State of California to enable the IOUs to achieve this rate reduction. In December 1997 $658 million of rate-reduction bonds were issued on SDG&E's behalf at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a non-bypassable charge on their electric bills. In 1997 SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to revenue streams collected from such customers. Consequently, the transaction is structured to cause such revenue streams not to be the property of SDG&E nor to be available to satisfy any claims of SDG&E's creditors.

In June 1998 a coalition of consumer groups received verification that its electric restructuring ballot initiative received the needed signatures to qualify for the November 1998 California ballot. The initiative seeks to amend or repeal AB 1890 in various respects, including requiring utilities to provide a 10-percent reduction in electricity rates charged to residential and small commercial customers in addition to the 10-percent rate reduction that became effective on January 1, 1998. Among other things, the initiative would require that this rate reduction be achieved through the elimination or reduction of CTC payments and prohibit the collection of the charge on customer bills that would finance the rate reduction. In May 1998 a statewide coalition of California's investor-owned electric utilities and business groups known as "Californians for Affordable and Reliable Electric Services" (CARES) filed a lawsuit with the Third District Court of Appeal to block the initiative. In July 1998 the Third District Court of Appeal issued a one-sentence order refusing to grant review of the lawsuit prior to the November balloting, the CARES coalition filed a petition in the California Supreme Court seeking to overturn the Third District Court of Appeal's denial, and that court rejected the CARES petition. Such ruling did not represent a ruling on the merits of the arguments presented; rather, the ruling was a decision by the court not to consider the merits of the petition prior to the November balloting. SDG&E cannot predict the outcome on the vote of the initiative; and the effect of the initiative on SDG&E's business, if passed by the voters, could be uncertain for some time. If the initiative were to be upheld by the courts in whole or in part, it could have a material adverse effect on SDG&E's results of operations and financial position. Upon voter approval of the initiative, a write-down of a portion of SDG&E's generation-related assets might be required under applicable accounting principles, depending on SDG&E's assessment of both the probability that the initiative would be determined to be invalid, in whole or in substantial part, through litigation and the manner in which the initiative or such part as remains in effect as of a final judgment would be interpreted and applied to SDG&E. If the most onerous interpretations of the initiative's provisions are applied, and it is assumed that SDG&E's nuclear-generation facilities have zero market value and that SDG&E's fossil-generation assets have a market value equal to their carrying amounts, the potential write-down of SDG&E's generation-related assets could amount to as much as approximately $400 million after taxes. In addition, the annual after-tax earnings reductions could be as large as approximately $50 million in 1999, followed by declining amounts for some years thereafter.

AB 1890 includes a rate freeze for all customers. Until the earlier of March 31, 2002, or when transition cost recovery is complete, SDG&E's system average rate will be frozen at the June 10, 1996 levels of 9.64 cents per kilowatt-hour (kwh), except for the impact of certain fuel cost changes and the 10-percent rate reduction described above. Beginning in 1998 rates were fixed at 9.43 cents per kwh, which includes the maximum-permitted increase related to fuel cost increases and the mandatory rate reduction.

INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY COMMISSION

In October 1997 the FERC approved key elements of the California IOUs' restructuring proposal. This included the transfer by the IOUs of the operational control of their transmission facilities to the ISO, which is under FERC jurisdiction. The FERC also approved the establishment of the California PX to operate as an independent wholesale power pool. The IOUs pay to the PX an up-front restructuring charge (in four annual installments) and an administrative-usage charge for each megawatt-hour of volume transacted. SDG&E's share of the restructuring charge is approximately $10 million, which is being recovered as a transition cost. The IOUs have jointly guaranteed $300 million of commercial loans to the ISO and PX for their development and initial start-up. SDG&E's share of the guarantee is $30 million.

In July 1998, based on a settlement with the FERC and CPUC staffs, SDG&E filed its transmission revenue requirements of $104 million with the FERC. A FERC decision is expected in the fourth quarter of 1998.

SDG&E is in discussions with the staffs of the FERC, CPUC and ISO to determine SDG&E's revenue-requirements for its "must run" generating plants. Excluding the cost of fuel, generation revenue requirements will be frozen for four years (even after SDG&E divests its fossil generation). Major capital additions to the plants during this period will be allowed by the ISO through separate filings with the FERC.

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

CANADIAN GAS

SDG&E has long-term pipeline capacity commitments related to its contracts for Canadian natural-gas supplies. Certain of these supply contracts are in litigation, while others have been settled.

If the supply of Canadian natural gas to SDG&E is not resumed to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways, including the release of a portion of this capacity to third parties and the transport of replacement gas.

ITEM 2.
               SAN DIEGO GAS & ELECTRIC COMPANY
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in SDG&E's 1997 Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

The following discussion includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The words "estimates", "believes", "expects", "anticipates", "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized.

RESULTS OF OPERATIONS

The following discussions reflect the results for the three-month and six-month periods ended June 30, 1998 compared to the corresponding periods in 1997:

NET INCOME

The decreases in earnings in 1998 are primarily due to business combination costs, partially offset by the favorable resolution of income-tax matters and rewards reflecting SDG&E's performance under the Gas Procurement Performance-Based Ratemaking (PBR) mechanism.

UTILITY OPERATIONS
Electric Sales
                                         1998                  1997
                                  ------------------    ----------------
                                  Volumes    Revenue    Volumes  Revenue
         (Volumes in millions of Kwhrs, revenues in millions of dollars)
                                  -------    -------    -------  -------
Six Months Ended June 30
  Residential                      3,011     $ 305       2,939     $ 325
  Commercial                       3,249       288       3,242       303
  Industrial                       1,683       112       1,775       120
  Direct access                       93         6          -         -
  Street lighting                     43         4          41         4
  Off-System sales                   639        13       1,359        25
                                  ------------------    ----------------
  Total in rates                   8,718       728       9,356       777
  Balancing accounts and other                 246*                   14
                                             -----                 -----
Total operating revenues                     $ 974                 $ 791
                                             =====                 =====

* See "Operating Revenues" below

Gas Sales, Transportation and Exchanges


                                                     Transportation
                                 Gas Sales           and Exchanges               Total
                            -------------------    ------------------    -------------------
                            Throughput  Revenue 	   Throughput Revenue    Throughput  Revenue
                            (Volumes in billion cubic feet, revenues in millions of dollars)
                            -------------------    ------------------    -------------------
Six Months Ended
 June 30, 1998
  Residential                    21     $ 163                                  21     $ 163
  Commercial/industrial          11        59            10    $  9            21        68
  Utility electric generation    21         5*                                 21         5*
  Wholesale
                            -------------------    ------------------    -------------------
  Total in rates                 53     $ 227            10    $  9            63       236
  Balancing accounts and other                                                          (34)
                                                                                      ------
Total operating revenues                                                              $ 202
                                                                                      ======

Six Months Ended
 June 30, 1997
  Residential                    18     $ 139                                  18     $ 139
  Commercial/industrial          11        65              9   $ 11            20        76
  Utility electric generation    23        10                                  23        10
                            -------------------    ------------------    -------------------
  Total in rates                 52     $ 214              9   $ 11            61       225
  Balancing accounts and other                                                          (29)
                                                                                      ------
Total operating revenues                                                              $ 196
                                                                                      ======
* Represents margin only


OPERATING REVENUES

The increases in electric operating revenues are primarily due to stranded costs that are being recovered via the competition transition charge(CTC), and to alternate costs incurred (including fuel and short-term purchased-power) due to the delay from January 1 to March 31, 1998 in the startup of operations of the California Power Exchange and Independent System Operator. The alternate costs incurred as a result of the delay have been deferred and did not impact 1998 earnings. Stranded costs included the January 1998 application for stranded cost recovery of the $130-million balance in the Interim Transition Cost Balancing Account at December 31, 1997.

Revenues from the ISO/PX were $114 million for the three-month and six-month periods ended June 30, 1998. These reflect sales at market prices of energy from SDG&E's power plants and from long-term purchased-power contracts to the California Power Exchange and Independent System Operator commencing April 1,1998.

OPERATING EXPENSES

Purchased power from long-term contracts decreased $25 million and $16 million for the three-month and six-month periods ended June 30 1998, respectively, compared to the corresponding periods in 1997, as a result of purchases from the ISO/PX replacing short-term energy sources.

Electric fuel expenses decreased $2 million and $11 million for the three-month and six-month periods ended June 30 1998, respectively, compared to the corresponding periods in 1997, due to purchases from the California Power Exchange and the replacement of natural-gas-fired generation with lower-cost nuclear generation. The decrease is also due to lower natural-gas prices in the three-month period ended March 31, 1998 compared to the corresponding period of 1997.

Gas purchased for resale increased for the three months ended June 30, 1998 due to increases in natural-gas prices.

Depreciation and decommissioning expense increased $98 million and $216 million for the three-month and six-month periods ended June 30 1998, respectively, compared to the corresponding periods in 1997 due to the recovery of stranded costs via the CTC. The increases in depreciation and amortization are offset by CTC revenue (see above).

Operating expenses increased $64 million and $70 million for the three-month and six-month periods ended June 30 1998, respectively, compared to the corresponding periods in 1997 primarily due to nonrecurring charges for business combination costs and costs of providing "must run" energy from SDG&E's power plants to the ISO to help maintain utility-system reliability.

Income tax expense decreased $38 million and $49 million for the three-month and six-month periods ended June 30 1998, respectively, compared to the corresponding periods in 1997 due to changes in the treatment and timing of the recognition of certain items due to electric-industry restructuring. This results in income taxes associated with certain regulatory items being deferred rather than recorded as current tax expense.

OTHER

Nonoperating income increased $11 million and $15 million for the three-month and six-month periods ended June 30 1998, respectively, compared to the corresponding periods in 1997 due to higher interest income from short-term investments.

Interest expense related to long-term debt increased $6 million and $15 million for the three-month and six-month periods ended June 30 1998, respectively, compared to the corresponding periods in 1997, due to the rate reduction bonds that were issued in December 1997, partly offset by the affects of repayments.

LIQUIDITY AND CAPITAL RESOURCES

Utility operations continue to be a major source of liquidity. Liquidity has been favorably impacted by the issuance of Rate Reduction Bonds (see above). In addition, financing needs are met primarily through issuances of short-term and long-term debt. These capital resources are expected to remain available. Cash requirements include utility capital expenditures, and repayments and retirements of long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at June 30, 1998 are available for capital projects, the retirement of debt and other corporate purposes.

OPERATING ACTIVITIES

The decrease in cash flows from operations is due to undercollections for fuel, short-term purchased power and various operating costs incurred as a result of the delay of the ISO/PX startup, and undercollections of CTC charges, partially offset by overcollections in the gas balancing accounts attributable to decreasing natural-gas prices. In addition, cash flows from operations decreased due the 10-percent rate reduction reflected in customers' bills in 1998.

FINANCING ACTIVITIES

The increase in long-term debt repayments in 1998 is due to the tender of $147 million of first mortgage bonds and repayment of $22 million of rate-reduction-bonds. This, coupled with the $32 million of variable-rate, taxable IDBs retired previously and the $83 million of debt offset (for regulatory purposes) by temporary assets, completes the anticipated debt-related use of rate-reduction bond proceeds. SDG&E does not anticipate the need for additional long- or short-term debt during the remainder of 1998.

SDG&E has two short-term bank lines, including $30 million expiring in April 1999 and $60 million expiring in December 1998. These are expected to be extended. SDG&E also has long-term bank lines of $280 million. Commitment fees are paid on the unused portion of the lines and there are no requirements for compensating balances.

Quarterly dividends are paid to Sempra Energy. The increase in dividends in the six-month period ended June 30, 1998, is due to the payment of three quarterly dividends. The payment of future dividends is within the discretion of the board of directors and is dependent upon future business conditions, earnings and other factors. The CPUC regulates SDG&E's capital structure, limiting the dividends it may pay Sempra Energy. Net cash flows provided by operating activities currently are sufficient to maintain the payment of dividends at the current level.

SDG&E maintains its capital structure so as to obtain long-term financing at the lowest possible rates. The following table shows the percentages of capital represented by the various components. The capital structures are net of the construction funds held by a trustee in 1993.


                                                           June 30,
                                                1997         1998
                  1993   1994   1995   1996   (A)  (B)     (A)  (B)
----------------------------------------------------------------------
Common equity      47%    48%    49%    50%    51%  41%    52%   42%
Preferred stock     4      4      4      4      4    3      4     3
Debt and leases    49     48     47     46     45   56     44    55
- --------------------------------------------------------------------
Total             100%   100%   100%   100%   100% 100%   100%  100%
----------------------------------------------------------------------

(A) Excludes the rate reduction bonds ($658 million at December 31, 1997 and $636 million at June 30, 1998).
(B) Includes the rate reduction bonds.


INVESTING ACTIVITIES

Capital expenditures are estimated to be $233 million for the full year 1998. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Among other things, the level of utility expenditures in the next few years will depend heavily on the impacts of industry restructuring and the sale of SDG&E's Encina and South Bay power plants and other electric-generation assets, as well as the timing and extent of expenditures to comply with air-quality emission reduction and other environmental requirements.

BUSINESS COMBINATION

See Note 2 of the notes to consolidated financial statements.

REGULATORY MATTERS:

CALIFORNIA PUBLIC UTILITIES COMMISSION'S INDUSTRY RESTRUCTURING

See discussion of industry restructuring in Note 4 of the notes to consolidated financial statements.

AUCTION OF ELECTRIC GENERATION ASSETS

In November 1997 SDG&E announced a plan to auction its power plants and other electric-generation assets, enabling it to continue to concentrate its business on the transmission and distribution of electricity and natural gas in a competitive marketplace. In addition, the March 1998 CPUC decision approving the Enova/PE business combination requires, among other things, the divestiture by SDG&E of its gas-fired generation units. Further, in March 1998, Enova and PE reached an agreement with the U.S. Department of Justice (DOJ) to gain clearance for the business combination under the Hart-Scott-Rodino Antitrust Act. Under such agreement, Enova committed to follow through on its plan to divest SDG&E's fossil-fuel power plants, and Sempra is required to obtain DOJ's prior approval prior to acquiring or controlling any existing California generation facilities in excess of 500 megawatts. The auction plan includes the divestiture of SDG&E's fossil plants - the Encina (Carlsbad, California) and South Bay (Chula Vista, California) plants. The power plants, including the interest in SONGS, have a combined generating capacity of 2,400 megawatts. The proceeds from the auction will be applied directly to SDG&E's transition costs. SDG&E has proposed to the CPUC that the sale of its fossil plants be completed by the end of 1998. An interim CPUC decision is expected by September 1998, with a final decision expected by year end. Procedures for the auction of the fossil plants commenced in August 1998 with the distribution of the Offering Memorandum.

PUBLIC POLICY PROGRAMS

The CPUC established a new administrative structure and initial funding levels to manage demand-side management, renewable-energy, low-income assistance, and research and development (R&D) programs beginning in January 1998. The CPUC formed independent boards to oversee a competitive bidding process to administer demand-side management and low-income-assistance programs. In an interim decision, the CPUC has required that the California IOUs transfer their administration of demand-side management and low-income programs to these independent boards by December 1998 and December 1999, respectively. Until the transition to a fully competitive energy-services market is complete, customers will be required to provide the funding. For 1998 SDG&E is being funded $32 million and $12 million for demand-side management and renewables programs, respectively. Low-income-assistance funding remains at 1997 authorized levels ($12 million). The California Energy Commission is being allocated most of the $63 million authorized to administer the R&D programs, from which SDG&E is funded $4 million. SDG&E's earnings potential from DSM programs will be reduced when the transition to the competitive markets is complete.

In May 1998 SDG&E filed an application for 1997 shareholder rewards totaling $4 million ($12 million for 1996) for its DSM programs. The rewards will be collected and recorded in earnings over ten years and are subject to CPUC approval. The revenue requirement increase is effective on January 1, 1999, but, due to the rate cap, there will be no rate increase. If, during the industry-restructuring transition period, SDG&E is able to recover its transition costs and has revenue available under the rate cap, SDG&E will be able to recover these DSM earnings.

PERFORMANCE-BASED RATEMAKING

In December 1997 the CPUC eliminated SDG&E's 1999 General Rate Case filing requirement and replaced it with a 1999 Cost of Service study in its new Distribution PBR application for electric distribution and gas operations (filed in January 1998, to begin in 1999). The application requests an increase in SDG&E's revenue requirements for electric distribution and natural-gas operations. The electric distribution increase does not affect rates and, therefore, if approved, reduces the amount available for transition cost recovery. Hearings are scheduled for August and September 1998 and a CPUC decision is expected by March 1999.

DISTRIBUTION COST OF CAPITAL

Electric industry restructuring has changed the method of calculating SDG&E's annual cost of capital. SDG&E's 1998 cost of capital, as regulated by the CPUC, remains at 1997 authorized levels of 11.6 percent for the rate of return on equity (ROE) and
9.35 percent for the rate of return on rate base (ROR). These rates apply only to electric distribution and natural-gas rate base, excluding electric transmission (regulated by the FERC) and electric generation (recovered through contracts with the PX and the ISO or as transition costs). In May 1998 SDG&E filed with the CPUC its unbundled Cost of Capital application for 1999 rates. Historically, SDG&E's cost of capital has been determined on an incremental basis, with annual adjustment made to reflect market conditions. However, the current application seeks approval to establish new, separate rates for SDG&E's electric distribution and natural-gas businesses. The application proposes a 12.00% ROE, which would produce an overall ROR of 9.33%. A CPUC decision is expected by early 1999.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

Other than as discussed below and in SDG&E's Quarterly Report on Form 10Q for the three-month period ended March 31, 1998, there have been no significant subsequent developments in litigation proceedings that were outstanding at December 31, 1997 and there have been no significant new litigation proceedings since that date.

SONGS PERSONAL INJURY LITIGATION

As described in the "Legal Proceedings -- SONGS Personal Injury Litigation" section in SDG&E's Annual Report on Form 10-K, seven personal-injury radiation cases have been filed against various parties in which plaintiffs allege that their various types of leukemia or other forms of cancers were caused by radiation exposure to "fuel fleas" (radioactive fuel particles). On May 28, 1998 the Ninth Circuit Court of Appeals affirmed the District Court's decision in the McLandrich and Mettler cases granting Southern California Edison's (Edison) motion of summary judgment. The District Court had ruled that Edison is an employer and that workers' compensation is plaintiff's exclusive remedy against Edison. As a result of the Ninth Circuit's decision, the previous stays in the McLandrich, Mettler and Knapp cases will be lifted and these cases will proceed against SDG&E.

SONGS PRICING

As described in the "Legal Proceedings -- SONGS Pricing" section in SDG&E's Annual Report on Form 10-K, on January 20, 1998 a hearing was held before the U.S. District Court regarding SDG&E's motion to dismiss the SONGS pricing litigation. On July 6, 1998 the U.S. District Court dismissed the federal claims contained in plaintiff's complaint with prejudice and dismissed the pendant state-law claims without prejudice.

CANADIAN NATURAL GAS

SDG&E and Bow Valley settled their dispute, and on April 23, 1998 the parties filed a notice of discontinuance of action with the Queen's Bench of Alberta.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the six months ended
            June 30, 1998 for SDG&E.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K filed on July 1, 1998 announced the completion of the business combination between Enova
      Corporation and Pacific Enterprises, and the related changes in control.

      A Current Report on Form 8-K filed on July 15, 1998 discussed the Voter Initiative which qualified for the November 1998 ballot (seeking to amend or repeal California electric industry restructuring legislation in various respects) and disclosed the potential impact on SDG&E.

      A Current Report on Form 8-K filed on July 27, 1998 discussed the California Supreme Court denial of the petition which seeks to overturn the Third District Court of Appeal's denial to remove the Voter Initiative from the November 1998 ballot.

                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)



Date: August 14, 1998              By:    /s/ E.A. Guiles
                                      -----------------------------
                                               E.A. Guiles
                                               President