Form 10-Q
period 1998-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 1998-11-02
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1998
                              -------------------------------------

Commission file number                      1-3779
                      ---------------------------------------------

                    SAN DIEGO GAS & ELECTRIC COMPANY
         ----------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        California                                  95-1184800
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

             101 Ash Street, San Diego, California 92101
-------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                             (619) 696-2000
         ----------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

Common stock outstanding:        Wholly owned by Enova Corporation




ITEM 1.  FINANCIAL STATEMENTS.

               SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                            In thousands of dollars
                                         Three Months         Nine Months
                                     Ended September 30   Ended September 30
                                     ------------------  ---------------------
                                       1998      1997       1998       1997
                                     ------------------  ---------------------
Operating Revenues
 Electric                            $481,223  $484,218  $1,454,750 $1,274,928
 PX/ISO power                         252,194      --       365,830       --
 Gas                                   82,414    82,079     284,085    277,897
                                     ------------------  ---------------------
Total operating revenues              815,831   566,297   2,104,665  1,552,825
                                     ------------------  ---------------------
Operating Expenses
 PX/ISO power                         218,668      --       331,200       --
 Purchased power                       72,098   134,712     232,420    311,391
 Electric fuel                         69,897    45,661     136,997    124,083
 Gas purchased for resale              29,621    32,254     119,998    122,767
 Maintenance                           26,175    19,440      73,808     62,795
 Depreciation and decommissioning     133,665    81,116     510,562    242,244
 Property and other taxes              10,515    10,870      32,693     33,542
 General and administrative            60,901    50,002     213,149    139,253
 Other                                 51,135    45,041     137,618    128,502
 Income taxes                          54,748    61,207     105,714    161,102
                                     ------------------  ---------------------
Total operating expenses              727,423   480,303   1,894,159  1,325,679
                                     ------------------  ---------------------
Operating Income                       88,408    85,994     210,506    227,146
                                     ------------------  ---------------------
Other Income and (Deductions)
 Allowance for equity funds used
   during construction                  1,313     1,402       3,231      4,271
 Taxes on nonoperating income          (1,722)      536     (10,656)     1,824
 Other - net                            4,398    (1,955)     25,914     (6,392)
                                     ------------------  ---------------------
      Net other income and
          (deductions)                  3,989       (17)     18,489       (297)
                                     ------------------  ---------------------
Income Before Interest Charges
 and Preferred Dividends               92,397    85,977     228,995    226,849
                                     ------------------  ---------------------
Interest Charges
 Long-term debt                        22,865    17,293      73,918     53,226
 Other interest                         6,207     4,391      15,117     13,795
 Allowance for borrowed funds
   used during construction              (412)     (626)     (1,140)    (1,923)
                                     ------------------  ---------------------
     Net interest charges              28,660    21,058      87,895     65,098
                                     ------------------  ---------------------
Net Income                             63,737    64,919     141,100    161,751
Dividends on preferred stock            1,646     1,646       4,937      4,937
                                     ------------------  ---------------------
Earnings Applicable to Common Shares $ 62,091  $ 63,273  $  136,163 $  156,814
                                     ==================  =====================

See notes to consolidated financial statements.




             SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                          In thousands of dollars
                                              September 30,   December 31,
Balance at                                        1998            1997
                                              (Unaudited)
                                              ------------    ------------
ASSETS
Utility plant - at original cost               $4,886,741      $4,750,607
Accumulated depreciation
  and decommissioning                          (2,533,708)     (2,391,541)
                                              ------------    ------------
         Utility plant - net                    2,353,033       2,359,066
                                              ------------    ------------
Nuclear decommissioning trusts                    432,450         399,143
                                              ------------    ------------
Current assets
  Cash and cash equivalents                       304,671         536,050
  Accounts receivable - trade                     142,843         144,837
  Accounts receivable - other                     100,524          84,311
  Due from affiliates                             232,821         125,417
  Inventories                                      66,608          65,390
  Other                                            14,108          51,840
                                              ------------    ------------
         Total current assets                     861,575       1,007,845
                                              ------------    ------------
Deferred taxes recoverable in rates               175,843         184,837
Regulatory assets                                 435,233         608,353
Deferred charges and other assets                 140,384          95,249
                                              ------------    ------------
         Total                                 $4,398,518      $4,654,493
                                              ============    ============
CAPITALIZATION AND LIABILITIES
Capitalization
  Common equity                                $1,204,944      $1,387,363
  Preferred stock
    Not subject to mandatory redemption            78,475          78,475
    Subject to mandatory redemption                25,000          25,000
  Long-term debt                                1,586,364       1,787,823
                                              ------------    ------------
         Total capitalization                   2,894,783       3,278,661
                                              ------------    ------------
Current liabilities
  Long-term debt due within one year               72,671          72,575
  Accounts payable                                136,390         161,039
  Accrued interest and dividends                  143,029          56,436
  Accrued taxes                                   112,695            --
  Regulatory balancing accounts - net              19,845          58,063
  Other                                           138,747         114,388
                                              ------------    ------------
         Total current liabilities                623,377         462,501
                                              ------------    ------------
Customer advances for construction                 39,728          37,661
Post-retirement benefits other than pensions       30,894          31,488
Deferred income taxes                             355,631         471,890
Deferred investment tax credits                    90,918          62,332
Deferred credits and other liabilities            363,187         309,960
                                              ------------    ------------
         Total deferred credits and
           other liabilities                      880,358         913,331
                                              ------------    ------------
Commitments and contingent
  liabilities (Note 3)
         Total                                 $4,398,518      $4,654,493
                                              ============    ============
See notes to consolidated financial statements.


San Diego Gas & Electric Company and Subsidiary
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
In thousands of dollars

For the nine months ended September 30                      1998        1997
                                                         ----------  ----------
Cash Flows from Operating Activities
   Net income                                             $141,100    $161,751
   Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation and decommissioning                     510,562     242,244
      Amortization of deferred charges and other assets      7,675       4,714
      Amortization of deferred credits
       and other liabilities                                (4,431)     (3,183)
      Allowance for equity funds used during construction   (3,231)     (4,271)
      Deferred income taxes and investment tax credits    (124,604)        (14)
      Application of balancing accounts to stranded costs  (86,000)         --
      Other - net                                          (60,104)      5,611
      Net changes in working capital                       (97,955)     26,021
                                                         ----------  ----------
       Net cash provided by operating activities           283,012     432,873
                                                         ----------  ----------
Cash Flows from Financing Activities
     Dividends paid                                       (137,841)   (140,212)
     Special dividend paid                                      --     (66,150)
     Payment on long-term debt                            (202,437)    (92,796)
                                                         ----------  ----------
       Net cash used by financing activities              (340,278)   (299,158)
                                                         ----------  ----------
Cash Flows from Investing Activities
     Expenditures for utility plant                       (159,646)   (141,544)
     Contributions to decommissioning funds                (16,534)    (16,527)
     Other - net                                             2,067      (8,162)
                                                         ----------  ----------
       Net cash used in investing activities              (174,113)   (166,233)
                                                         ----------  ----------
Net decrease in cash and cash equivalents                 (231,379)    (32,518)
Cash and cash equivalents, beginning of period             536,050      81,409
                                                         ----------  ----------
Cash and cash equivalents, end of period                  $304,671   $  48,891
                                                         ==========  ==========
Supplemental Disclosure of Cash Flow Information
     Income tax payments, net of refunds                  $112,974   $ 135,745
                                                         ==========  ==========
     Interest payments, net of amounts capitalized        $ 86,980   $  61,544
                                                         ==========  ==========
Supplemental Schedule of Noncash Activities
     Dividend to Parent of Intercompany Receivable        $100,000   $      --
                                                         ==========  ==========

See notes to consolidated financial statements.









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of San Diego Gas & Electric Company (SDG&E), a subsidiary of Enova Corporation (Enova), which is a subsidiary of Sempra Energy. The financial statements herein are the consolidated financial statements of SDG&E and its subsidiary, SDG&E Funding LLC.

The accompanying consolidated financial statements have been prepared in accordance with the interim-period-reporting requirements of Form 10-Q. This Quarterly Report should be read in conjunction with the Company's 1997 Annual Report on Form 10-K, which includes the consolidated financial statements and notes thereto, and the annual "Management's Discussion & Analysis of Financial Condition and Results of Operations," its Quarterly Reports on Form 10-Q for the three months ended March 31, 1998 and for the three months ended June 30, 1998, and the Current Report on Form 8-K filed by Sempra Energy (Commission no. 1-14201) with the Securities and Exchange Commission on June 30, 1998 in connection with the completion of the business combination of Pacific Enterprises and Enova Corporation.

Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are of a normal recurring nature. Certain changes in classification have been made to prior presentations to conform to the current financial statement presentation.

SDG&E has been accounting for the economic effects of regulation on all of its utility operations in accordance with SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," as described in the notes to consolidated financial statements in SDG&E's Annual Report to Shareholders. SDG&E has ceased the application of SFAS No. 71 to its generation business, in accordance with the conclusion of the Financial Accounting Standards Board that the application of SFAS No. 71 should be discontinued when legislation is issued that determines that a portion of an entity's business will no longer be regulated. The discontinuance of SFAS No. 71 has not resulted in a write-off of SDG&E's generation assets, since the California Public Utilities Commission (CPUC) has approved the recovery of the stranded costs related to these assets by the distribution portion of its business, subject to a rate cap. (See further discussion in Note 3.)

The new revenue and expense captions on the Consolidated Statements of Income (both entitled "PX/ISO Power") relate to the new regulatory requirements concerning the way power is purchased by and sold by the distribution and generation, respectively, operations of SDG&E. This is discussed in Note 3.

2.  BUSINESS COMBINATION

On June 26, 1998 (pursuant to an October 1996 agreement) Enova and PE completed a business combination in which the two companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Current Report on Form 8-K filed with the Securities and Exchange Commission by Sempra Energy on June 30, 1998.

Expenses incurred in connection with the business combination are $34 million, after tax, and $6 million, after tax, for the nine-month periods ended September 30, 1998 and 1997, respectively. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.

In conjunction with the business combination, on September 30, 1998 Enova's and PE's ownership interests in certain non-utility subsidiaries were transferred to Sempra Energy at book value.

3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES
COMMISSION

In September 1996 the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopts the December 1995 CPUC policy decision that restructures the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998 customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. The California investor-owned electric utilities (IOUs) are obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. An Independent System Operation (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of which energy source the customer chooses. An example of these changes in the electric-utility environment is the U.S. Navy, SDG&E's largest customer. The U.S. Navy's contract to purchase energy from SDG&E was not renewed when it expired on September 30, 1998. Instead, the U.S. Navy elected to obtain energy through direct access and SDG&E continues to provide the distribution service.

As discussed in Note 13 in the notes to supplemental consolidated financial statements contained in Sempra Energy's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 1998, the IOUs have been given a reasonable opportunity to recover their stranded costs via a competition transition charge
(CTC) to customers through December 31, 2001. Excluding the costs of purchased power and other costs whose recovery is not limited to the pre-2002 period, the balance of SDG&E's stranded assets at September 30, 1998 is $700 million, consisting of $500 million for the power plants (see the following paragraph) and $200 million of related deferred taxes and undercollections. During the 1998-2001 period, recovery of transition costs is limited by a rate cap (discussed below). Generation plant additions made after December 20, 1995 are not eligible for transition cost recovery. Instead, each utility must file a separate application seeking a reasonableness review thereof. The CPUC has approved an agreement between SDG&E and the CPUC's Office of Ratepayer Advocates (ORA) for the recovery of $13.6 million of SDG&E's $14.5 million in 1996 capital additions for the Encina and South Bay power plants. In addition, in August 1998 SDG&E submitted an application to the CPUC seeking recovery of $22 million in capital additions for 1997 and the first three months of 1998. That application is being reviewed by the ORA.

In November 1997 SDG&E announced a plan to auction its power plants and other generation assets. This plan includes the divestiture of SDG&E's fossil power plants and combustion turbines, its 20-percent interest in the San Onofre Nuclear Generating Station (SONGS) and its portfolio of long-term purchased-power contracts. The power plants have a net book value as of September 30, 1998 of $500 million ($300 million for SONGS and $200 million for fossil plants) and a combined generating capacity of 2,400 megawatts. The proceeds from the sales will be applied directly to SDG&E's transition costs. The fossil-fuel assets auction is being separated from the auction of SONGS and the purchased-power contracts. In October 1998 the CPUC issued a draft decision approving the commencement of the fossil-fuel assets auction. SDG&E expects the sale of its fossil plants to be completed in the first quarter of 1999.

SDG&E and the San Diego Unified Port District have signed a Memorandum of Understanding contemplating the purchase by the Port District of the 693-MW South Bay Power Plant for $112 million and SDG&E will donate the related site to the Port District, realizing a significant income-tax benefit and resulting in full recovery of the plant's carrying amount. As a result of this transaction, the South Bay Power Plant has been removed from the auction. First-round bids on SDG&E's remaining fossil plant, Encina, and the combustion turbines were submitted in September 1998. Final, binding bids are due on December 1.

Management believes that the rates within the rate cap and the proceeds from the sale of electric-generating assets will be sufficient to recover all of SDG&E's approved transition costs by December 31, 2001, not including the post-2001 purchased-power contract payments that may be recovered after 2001 (see discussion above). However, if the proceeds from the sales are less than expected or if 1998-2001 generation costs, principally fuel costs, are greater than anticipated, SDG&E may be unable to recover all of its approved transition costs. This would result in a charge against earnings at the time it ceases to be probable that SDG&E will be able to recover all of the transition costs (see below).

AB 1890 requires a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998, and provided for the issuance of rate-reduction bonds by an agency of the State of California to enable the IOUs to achieve this rate reduction. In December 1997 $658 million of rate-reduction bonds were issued on SDG&E's behalf at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a non-bypassable charge on their electric bills. In 1997 SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to revenue streams collected from such customers. Consequently, the transaction is structured to cause such revenue streams not to be the property of SDG&E nor to be available to satisfy any claims of SDG&E's creditors.

AB 1890 includes a rate freeze for all customers. Until the earlier of March 31, 2002, or when transition cost recovery is complete, SDG&E's system average rate will be frozen at the June 10, 1996 levels of 9.64 cents per kilowatt-hour (kwh), except for the impact of certain fuel cost changes and the 10-percent rate reduction described above. Beginning in 1998 system-average rates were fixed at 9.43 cents per kwh, which includes the maximum-permitted increase related to fuel cost increases and the mandatory rate reduction.

In June 1998 a coalition of consumer groups received verification that its electric restructuring ballot initiative received the needed signatures to qualify for the November 3, 1998 California ballot. The initiative seeks to amend or repeal AB 1890 in various respects, including requiring utilities to provide a 10-percent reduction in electricity rates charged to residential and small commercial customers in addition to the 10-percent rate reduction that became effective on January 1, 1998. Among other things, the initiative would require that this rate reduction be achieved through the elimination or reduction of CTC payments and prohibit the collection of the charge on customer bills that would finance the rate reduction. The Company cannot predict the outcome on the vote of the initiative; and the effect of the initiative on SDG&E's business, if passed by the voters, could be uncertain for some time. If the initiative is passed by the voters, SDG&E and the other IOUs intend to challenge it as unconstitutional and to seek an immediate stay of its implementation. If the initiative were to be upheld by the courts in whole or in parts, it could have a material adverse effect on SDG&E's results of operations and financial position. If the initiative is passed by the voters and SDG&E is unable to determine that recovery of the related assets is probable, through invalidation of the initiative or otherwise, it would write down the assets to the amount, if any, probable of recovery. If the most onerous interpretations of the initiative's provisions are applied, and it is assumed that SDG&E's nuclear-generation facilities have zero market value and that SDG&E's fossil-generation assets have a market value equal to their carrying amounts, the potential write-down of SDG&E's generation-related assets could amount to as much as approximately $400 million after taxes. In addition, the annual after-tax earnings reductions could be as large as approximately $50 million in 1999, followed by declining amounts for some years thereafter.

If the initiative (known as "Proposition 9") ultimately is overturned by the courts but had not been stayed by the courts pending the litigation process, the likelihood of full recovery of stranded assets (see above) will be diminished unless the courts or the CPUC provide for relief for the fact that a portion of the four-year period for stranded-asset recovery will have passed.

ELECTRIC INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY
COMMISSION

In October 1997 the FERC approved key elements of the California IOUs' restructuring proposal. This included the transfer by the IOUs of the operational control of their transmission facilities to the ISO, which is under FERC jurisdiction. The FERC also approved the establishment of the California PX to operate as an independent wholesale power pool. The IOUs pay to the PX an up-front restructuring charge (in four annual installments) and an administrative-usage charge for each megawatt-hour of volume transacted. SDG&E's share of the restructuring charge is approximately $10 million, which is being recovered as a transition cost. The IOUs have guaranteed $300 million of commercial loans to the ISO and PX for their development and initial start-up. SDG&E's share of the guarantee is $30 million.

SDG&E is in discussions with the staffs of the FERC, CPUC and ISO to determine SDG&E's revenue-requirements for its fossil-fuel "must run" generating plants. Excluding the cost of fuel, generation revenue requirements for the plants will be frozen for four years (even after SDG&E divests its fossil generation). Major capital additions to the plants during this period will be allowed by the ISO through separate filings with the FERC.

GAS INDUSTRY RESTRUCTURING

The gas industry experienced an initial phase of restructuring during the 1980s by deregulating gas sales to noncore customers. On January 21, 1998 the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural-gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California natural-gas consumers.

On August 25, 1998 the Governor of California signed into law a bill prohibiting the CPUC from enacting any gas industry restructuring decision for core customers prior to January 1, 2000; the CPUC continues to study the issue. During the implementation moratorium, the CPUC will hold hearings throughout the state and intends to give the California Legislature a draft ruling before adopting a final market structure policy no earlier than January 1, 2000. SDG&E and SoCalGas will actively participate in this effort.

NUCLEAR INSURANCE

SDG&E and the co-owners of the SONGS units have purchased primary insurance of $200 million, the maximum amount available, for public liability claims. An additional $8.7 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $32 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

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

CANADIAN GAS

SDG&E has long-term pipeline capacity commitments related to its contracts for Canadian natural-gas supplies. Certain of these supply contracts are in litigation, while others have been settled. If the supply of Canadian natural gas to SDG&E is not resumed to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways, including the transport of replacement gas and the release of a portion of this capacity to third parties.

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month and nine-month periods ended September 30, 1998 and 1997 was equal to net income.



ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the Company's 1997 Form 10-K.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "estimates", "believes", "expects", "anticipates", "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, national, regional and local economic, competitive and regulatory conditions, technological developments, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized.

BUSINESS COMBINATION

See Note 2 of the notes to consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Utility operations continue to be a major source of liquidity. Liquidity has been favorably impacted by the issuance of Rate Reduction Bonds (see Note 3 of the notes to consolidated financial statements). In addition, financing needs are met primarily through issuances of short-term and long-term debt. These capital resources are expected to remain available (see Note 3 of the notes to consolidated financial statements concerning Proposition 9, the passage of which could materially and adversely affect the Company's ability to finance its activities). Cash requirements include utility capital expenditures, and repayments and retirements of long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at September 30, 1998 are available for investment in new energy-related domestic and international projects, the retirement of debt, and other corporate purposes.

OPERATING ACTIVITIES

The decrease in cash flows from operations is due to undercollections for fuel, short-term purchased power and various operating costs incurred as a result of the delay of the ISO/PX startup, and undercollections of CTC charges, partially offset by overcollections in the gas balancing accounts attributable to decreasing natural-gas prices. In addition, fluctuations in cash flows from operations result from electric-industry restructuring, including the acceleration of depreciation of electric-generating assets, offset by recovery of stranded costs via the competition transition charge and the 10-percent rate reduction reflected in customers' bills in 1998.

INVESTING ACTIVITIES

Capital expenditures are estimated to be $233 million for the full year 1998 and will be financed primarily by internally-generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. Among other things, the level of utility expenditures in the next few years will depend heavily on the impacts of industry restructuring and the sale of SDG&E's Encina and South Bay power plants and other electric-generation assets, as well as the timing and extent of expenditures to comply with air-quality emission reduction and other environmental requirements (also see Note 3 of the notes to consolidated financial statements concerning Proposition 9).

FINANCING ACTIVITIES

The increase in long-term debt repayments in 1998 is due to the tender offer purchase of $147 million of first mortgage bonds and repayment of $42 million of rate-reduction bonds. This, coupled with the $32 million of variable-rate, taxable IDBs retired previously and the $83 million of debt offset (for regulatory purposes) by temporary assets, completes the anticipated debt-related use of rate-reduction bond proceeds. SDG&E does not anticipate the need for additional long-term or short-term debt during the remainder of 1998.

RESULTS OF OPERATIONS

UTILITY OPERATIONS

The decreases in earnings in 1998 are primarily due to business combination costs, partially offset by the favorable resolution of income-tax matters and rewards reflecting SDG&E's performance under the Gas Procurement Performance-Based Regulation (PBR) mechanism.

The table below compares SDG&E's throughput and revenues by customer class for the nine-month periods ended September 30, 1998 and 1997.

Electric Sales
                                         1998                  1997
                                  ------------------    ----------------
                                  Volumes    Revenue    Volumes  Revenue
                       (Volumes in millions of Kwhrs, revenue in millions of dollars)
                                  -------    -------    -------  -------
Nine Months Ended September 30
  Residential                      4,766     $ 484       4,588     $ 512
  Commercial                       5,195       500       5,255       525
  Industrial                       2,496       190       2,699       207
  Direct access                      438        30          -         -
  Street lighting                     64         6          62         5
  Off-system sales                   661        14       2,951        69
                                  ------------------    ----------------
  Total in rates                  13,620     1,224      15,555     1,318
  Balancing accounts and other                 230*                  (43)
                                             -----                 -----
Total operating revenues                    $1,454                $1,275
                                             =====                 =====
* See discussion below regarding electric
  operating revenues.


Gas Sales, Transportation and Exchanges
                                                     Transportation
                                 Gas Sales           and Exchanges               Total
                            -------------------    ------------------    -------------------
                            Throughput  Revenue 	   Throughput Revenue    Throughput  Revenue
                          (Throughput in billion cubic feet, revenue in millions of dollars)
                            -------------------    ------------------    -------------------
Nine Months Ended
 September 30, 1998
  Residential                    26     $ 198                                  26     $ 198
  Commercial/industrial          15        80            15    $ 13            30        93
  Utility electric generation    45        93*                                 45        93*
  Wholesale
                            -------------------    ------------------    -------------------
  Total in rates                 86     $ 371            15    $ 13           101       384
  Balancing accounts and other                                                         (100)
                                                                                      ------
Total operating revenues                                                              $ 284
                                                                                      ======

Nine Months Ended
 September 30, 1997
  Residential                    23     $ 172                                  23     $ 172
  Commercial/industrial          16        86             13   $ 14            29       100
  Utility electric generation    40       117                                  40       117
                            -------------------    ------------------    -------------------
  Total in rates                 79     $ 375             13   $ 14            92       389
  Balancing accounts and other                                                         (111)
                                                                                      ------
Total operating revenues                                                              $ 278
                                                                                      ======
* Represents margin only

The increase in electric operating revenues for the nine-month period ended September 30, 1998 compared to the corresponding period in 1997 is primarily due to stranded costs that are being recovered via the competition transition charge (CTC), and to alternate costs incurred (including fuel and short-term purchased-power) due to the delay from January 1 to March 31, 1998 in the startup of operations of the California Power Exchange and Independent System Operator. The alternate costs incurred as a result of the delay have been deferred and did not impact 1998 earnings. Stranded costs being recovered include the January 1998 application of the $130-million balance in the Interim Transition Cost Balancing Account at December 31, 1997.

Revenues from the ISO/PX reflect sales at market prices of energy from SDG&E's power plants and from long-term purchased-power contracts to the California Power Exchange and Independent System
Operator commencing April 1, 1998.

Purchased power from long-term contracts decreased for the three-month and nine-month periods ended September 30 1998 compared to the corresponding periods in 1997, primarily as a result of purchases' from the ISO/PX replacing short-term energy sources.

Electric fuel expenses increased for the three-month and nine-month periods ended September 30 1998 compared to the corresponding periods in 1997, primarily due to increases in volumes resulting from record power usage in August and September of 1998. SDG&E reported an all-time record for electricity usage on August 31, 1998 of 3,960 MW.

Depreciation and decommissioning expense increased for the three-month and nine-month periods ended September 30 1998 compared to the corresponding periods in 1997 due to the recovery of stranded costs via the CTC. The increases in depreciation and amortization are offset by CTC revenue (see above).

Income tax expense decreased for the three-month and nine-month periods ended September 30 1998 compared to the corresponding periods in 1997 due to changes in the treatment and timing of the recognition of certain items due to electric-industry restructuring. This results in income taxes associated with certain regulatory items being deferred rather than recorded as current tax expense.

Nonoperating income increased for the three-month and nine-month periods ended September 30 1998 compared to the corresponding periods in 1997 primarily due to higher interest income from short-term investments.

Interest expense related to long-term debt increased for the three-month and nine-month periods ended September 30 1998 compared to the corresponding periods in 1997, due to the rate reduction bonds that were issued in December 1997, partly offset by the affects of repayments.

YEAR 2000 ISSUES

Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating "embedded processors". To address this problem, in 1996, both Pacific Enterprises and Enova Corporation established company-wide Year 2000 programs. These programs have now been consolidated into Sempra Energy's overall Year 2000 readiness effort. Sempra Energy has established a central Year 2000 Program Office which reports to the Company's Chief Information Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness

Sempra Energy is identifying all IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company is currently evaluating its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing and Year 2000 readiness. The Company is prioritizing so that critical systems are being assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

The Company's Year 2000 project is currently on schedule and the company estimates that all critical systems will be Year 2000 Ready by June 30, 1999. The Company defines "Year 2000 Ready" as suitable for continued use into the year 2000 with no significant operational problems.

Critical IT and non-IT applications have been inventoried and assessed for Year 2000 Readiness, and detailed plans are in place for required system modifications or replacements. Remediation and testing activities are well underway with approximately 58 percent of the systems currently Year 2000 Ready and are expected to be 100 percent by June 30, 1999. Inventory, assessment and testing activities for embedded systems are well underway with approximately 38 percent of the systems currently Year 2000 Ready. Inventory and assessment for all Company systems are in progress and expected to be completed by December 31, 1998.

Sempra Energy's current schedule for Year 2000 testing, readiness and development of contingency plans is subject to change depending upon the remediation and testing phases of the Company's compliance effort and upon developments that may arise as the Company continues to assess its computer-based systems and operations. In addition, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause the Company's schedule to change.

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $33 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

The Risks of the Company's Year 2000 Issues

Based upon its current assessment and testing of the Year 2000 issue, the Company believes the reasonably likely worst case Year 2000 scenarios to have the following impacts upon Sempra Energy and its operations. With respect to the Company's ability to provide energy to its domestic utility customers, the Company believes that the reasonably likely worst case scenario is for small, localized interruptions of natural gas or electrical service which are restored in a time frame that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.

To assist in preparing for and mitigating these possible scenarios, Sempra Energy is a member of several industry-wide efforts established to deal with Year 2000 problems affecting embedded systems and equipment used by the nation's natural gas and electric power companies. Under these efforts, participating utilities are working together to assess specific vendors' system problems and to test plans. These assessments will be shared by the industry as a whole to facilitate Year 2000 problem solving.

A portion of this risk is due to the various Year 2000 Ready schedules of critical third party suppliers and customers. The Company is in the process of contacting its critical suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and non-IT systems.

The Company's Contingency Plans

Sempra Energy's contingency plans for Year-2000-related interruptions are being incorporated in the Company's existing overall emergency preparedness plans. To the extent appropriate, such plans will include emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, identification of alternate suppliers and increasing inventory levels. The Company expects these contingency plans to be completed by the end of the second quarter in 1999. Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

FACTORS INFLUENCING FUTURE PERFORMANCE

California Public Utilities Commission's Industry Restructuring

See discussion of industry restructuring, and particularly the discussion of Proposition 9, in Note 3 of the notes to consolidated financial statements.

Auction Of Electric Generation Assets

In November 1997 SDG&E announced a plan to auction its power plants and other electric-generation assets, enabling it to continue to concentrate on the transmission and distribution of electricity and natural gas in a competitive marketplace. This is described in Note 3 of the notes to consolidated financial statements. In addition, the March 1998 CPUC decision approving the Enova/PE business combination requires, among other things, the divestiture by SDG&E of its gas-fired generation units. Further, in March 1998, Enova and PE reached an agreement with the U.S. Department of Justice
(DOJ) to gain clearance for the business combination under the Hart-Scott-Rodino Antitrust Act. Under such agreement, Enova committed to follow through on its plan to divest SDG&E's fossil-fuel power plants, and Sempra is required to obtain DOJ's approval prior to acquiring or controlling any existing California generation facilities in excess of 500 megawatts. The plan includes the divestiture of SDG&E's fossil plants - the Encina (Carlsbad, California) and South Bay (Chula Vista, California) plants. The proceeds from the sales will be applied directly to SDG&E's transition costs. The fossil-fuel assets auction is being separated from the auction of SONGS and the purchased-power contracts. In October 1998 the CPUC issued a draft decision approving the commencement of the fossil-fuel assets auction. SDG&E expects the sale of its fossil plants to be completed in the first quarter of 1999.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been encouraging utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for both SoCalGas and SDG&E. Under PBR, regulators allow future income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility rate base in a market where the company already has a highly developed infrastructure.

SDG&E continues to participate in a PBR process for base rates for its electric and natural-gas distribution business. In conjunction therewith, SDG&E is currently involved in a Cost of Service rate proceeding, with revised rates expected to be effective January 1, 1999. SDG&E's application requests an increase in revenue requirements for electric-distribution and natural-gas operations. The electric distribution increase does not affect rates and, therefore, if approved, reduces the amount available for transition cost recovery. In August 1998 a signed settlement agreement among SDG&E, the ORA and the Utility Consumers' Action Network (UCAN) was submitted to the CPUC requesting a combined increase of $12 million (an electric distribution increase of $18 million and a natural-gas decrease of $6 million). A CPUC decision is expected by year end 1998.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. SDG&E's electric and natural-gas distribution operations are authorized to earn a rate of return on common equity of 11.6 percent and a rate of return on rate base of
9.35 percent, unchanged from 1997. In addition, the authorized rates of return on nuclear and non-nuclear generating assets are
7.14 percent and 6.75 percent, respectively. However, electric industry restructuring is changing the method of calculating SDG&E's annual cost of capital. In May 1998 SDG&E filed with the CPUC its unbundled Cost of Capital application for 1999 rates. The application seeks approval to establish new, separate rates of return for SDG&E's electric-distribution and natural-gas businesses. The application proposes a 12.00% ROE, which would produce an overall ROR of 9.33%. The ORA, UCAN and other intervenors have filed testimony recommending significantly lower RORs. The ORA is recommending an electric ROR of 7.68% and a gas ROR of 8.01%. A CPUC decision is expected by early 1999.

Biennial Cost Allocation Proceeding (BCAP)

In October 1998 SDG&E filed its 1999 BCAP application requesting that new rates become effective August 1, 1999 and remain in effect through December 31, 2002. The application seeks an overall decrease in gas rate revenues of $9 million.

Demand Side Management (DSM) Programs

In May 1998 SDG&E filed an application for 1997 shareholder rewards totaling $4 million for its DSM programs. The rewards will be collected and recorded in earnings over ten years and are subject to CPUC approval. The revenue requirement increase is effective on January 1, 1999, but, due to the rate cap, there will be no rate increase. If, during the industry-restructuring transition period, SDG&E is able to recover its transition costs and has revenue available under the rate cap, SDG&E will be able to recover these DSM earnings. SDG&E's earnings potential from DSM programs will be reduced when the transition to the competitive markets is complete.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Other than as discussed in SDG&E's Quarterly Reports on Form 10-Q for the three-month periods ended March 31 and June 30, 1998, there have been no significant subsequent developments in litigation proceedings that were outstanding at December 31, 1997 and there have been no significant new litigation proceedings since that date.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends as required under SDG&E's August 1993 registration of 5,000,000 shares of Preference Stock (Cumulative).

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the nine months ended
            September 30, 1998.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K filed on June 30, 1998 announced the completion of the business combination between Enova
      Corporation and Pacific Enterprises, and the related changes in control.

      A Current Report on Form 8-K filed on July 15, 1998 discussed the Voter Initiative which qualified for the November 1998 ballot (seeking to amend or repeal California electric industry restructuring legislation in various respects) and disclosed the potential impact on SDG&E.

      A Current Report on Form 8-K filed on July 27, 1998 discussed the California Supreme Court denial of the petition which sought to overturn the Third District Court of Appeal's denial to remove the Voter Initiative from the November 1998 ballot.








                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)



Date: October 30, 1998             By:    /s/ E.A. Guiles
                                      -----------------------------
                                               E.A. Guiles
                                               President