Form 10-K
period 1998-12-31
SAN DIEGO GAS & ELECTRIC CO
filed 1999-03-31
CIK 86521

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended    December 31, 1998
                                               --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
------   -------

                  SAN DIEGO GAS & ELECTRIC COMPANY
-------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)

CALIFORNIA                     1-3779               95-1184800
-------------------------------------------------------------------
(State of incorporation        (Commission         (I.R.S. Employer
or organization)               File Number)      Identification No.

8326 CENTURY PARK COURT, SAN DIEGO, CALIFORNIA                92123
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (619)696-2000
                                                     --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of each exchange
Title of each class                             on which registered
-------------------                           ---------------------
Preference Stock (Cumulative)                              American
  Without Par Value (except $1.70 and $1.7625 Series)
Cumulative Preferred Stock, $20 Par Value
     (except 4.60% Series)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.                                         Yes [ X ]   No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index on page 68.  Glossary on page 76.

Aggregate market value of the voting preferred stock held by non-affiliates of the registrant as of March 26, 1999 was $22.9 million.

Registrant's common stock outstanding as of March 26, 1999 was wholly owned by Enova Corporation.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Information Statement prepared for the May 1999 annual meeting of shareholders are incorporated by reference into
Part III.


                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . 18
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 18
Item 4.  Submission of Matters to a Vote of Security Holders. . 19
         Executive Officers of the Registrant . . . . . . . . . 19

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . 19
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . 20
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . 20
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . 34
Item 8.  Financial Statements and Supplementary Data. . . . . . 35
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . 64

PART III
Item 10. Directors and Executive Officers of the Registrant . . 64
Item 11. Executive Compensation . . . . . . . . . . . . . . . . 64
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . . 65
Item 13. Certain Relationships and Related Transactions . . . . 65

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . 65

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 67

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 68

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . 76



This report includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "estimates," "believes," "expects," "anticipates," "plans" and "intends," variations of such words, and similar expressions, are intended to identify forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those anticipated.

These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments, technological developments, capital market conditions, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, the pace of deregulation of retail natural gas and electricity industries, the timing and success of business development efforts, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized. Readers are urged to carefully review and consider the risks, uncertainties and other factors which affect the Company's business described in this annual report and other reports filed by the Company from time to time with the Securities and Exchange Commission.





                             PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

San Diego Gas & Electric Company (SDG&E or the Company) is an operating public utility which provides electric and natural gas service to San Diego County and southern Orange County. SDG&E is the principal subsidiary of Enova Corporation (Enova). Effective June 26, 1998, Enova and Pacific Enterprises (PE) combined to form Sempra Energy, a California-based Fortune 500 energy-services company (PE/Enova Business Combination). Southern California Gas Company (SoCalGas), the nation's largest natural gas distribution utility, is the principal subsidiary of PE. Further discussion of SDG&E and the PE/Enova Business Combination is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 1 of the "Notes to Consolidated Financial Statements," herein.

GOVERNMENT REGULATION

Local Regulation
SDG&E has separate electric and gas franchises with the two counties and the 25 cities in its service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and natural gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and natural gas franchises with the cities of Chula Vista (2003), Encinitas (2012), San Diego (2021) and Coronado (2028); and the natural gas franchises with the city of Escondido (2036) and the county of San Diego (2030).

State Regulation
The California Public Utilities Commission (CPUC) regulates SDG&E's rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

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

Other regulatory matters are described throughout this report.


SOURCES OF REVENUE

(In Millions of Dollars)                1998       1997       1996
-------------------------------------------------------------------
Revenue by type of customer:

   Electric:
       Residential                  $     637  $     684  $     647
       Commercial/Industrial              876        948        886
       Other                              352        137         58
                                    ---------  ---------  ---------
         Total Electric Revenues        1,865      1,769      1,591
                                    ---------  ---------  ---------
   Gas:
       Residential                        258        241        210
       Commercial/Industrial              105        120        101
       Utility Electric Generation         21         37         37
                                    ---------  ---------  ---------
         Total Gas Revenues               384        398        348
                                    ---------  ---------  ---------
   PX/ISO Power                           500         --         --
                                    ---------  ---------  ---------
         Total Utility Revenues     $   2,749  $   2,167  $   1,939
                                    =========  =========  =========

Industry segment information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 13 of the "Notes to Consolidated Financial Statements" herein.

NATURAL GAS OPERATIONS

SDG&E distributes natural gas to 721,000 customers in San Diego and southern Orange counties throughout a 4,100-square-mile service territory. The Company purchases natural gas for resale to its customers and for fuel in its generating plants.

Supplies of Natural Gas
The Company buys natural gas primarily from various spot-market suppliers. It also has natural gas transportation contracts with pipeline companies, which expire at various dates through 2023.

Most of the natural gas purchased and delivered by the Company is produced outside of California. These supplies originate in New Mexico, Oklahoma and Texas and are transported to the SoCalGas pipeline at the California border by El Paso Natural Gas Company and by Transwestern Pipeline Company. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC. All natural gas is delivered to SDG&E under a transportation and storage agreement with SoCalGas.

SDG&E has four long-term natural gas supply contracts with four Canadian suppliers. The Company has been in negotiations and litigation with the suppliers concerning the contracts' terms and prices. Of the four contracts, three have been settled. Additional information regarding natural gas contracts is provided in Note 11 of the "Notes to Consolidated Financial Statements" herein.

During 1998, SDG&E received natural gas from one Canadian supplier based on terms of the settlement agreement. Natural gas from Canada is transported to SDG&E's system over Alberta Natural Gas, Pacific Gas Transmission and Pacific Gas & Electric (PG&E) pipelines.

The following table shows the sources of natural gas deliveries from 1994 through 1998.


                                                                Year Ended December 31
                                          -------------------------------------------------------------------
                                            1998           1997          1996           1995           1994
-------------------------------------------------------------------------------------------------------------
Gas Purchases (billions of cubic feet)       118            101            97             90             95

Customer-Owned and
  Exchange Receipts                           19             18            17             17             15

Storage Withdrawal
   (Injection) - Net                          (3)             1                            2             (1)

Company Use and
  Unaccounted For                             (2)            (1)           (1)            (1)            (2)
                                          -------        -------       -------        -------        -------
    Net Deliveries                           132            119           113            108            107
                                          =======        =======       =======        =======        =======


Cost of Gas Purchased
  (millions of dollars)                    $ 318          $ 311         $ 252          $ 188          $ 246
                                          -------        -------       -------        -------        -------

Average Cost of Gas Purchased
  (Dollars per Thousand Cubic Feet)        $2.69          $3.08         $2.59          $2.08          $2.60
                                          =======        =======       =======        =======        =======



Market-sensitive natural gas supplies (supplies purchased on the spot market as well as under longer-term contracts based on spot prices) accounted for nearly 100 percent of total natural gas volumes purchased by the Company during the last five years. These supplies were generally purchased at prices significantly below those of long-term sources of supply.

The Company provided transportation services for the customer-owned natural gas. The Company estimates that sufficient natural gas supplies will be available to meet the requirements of its customers for the next several years.

Customers
For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. There are 721,000 core customers (694,000 million residential and 27,000 small commercial and industrial). Noncore customers consist primarily of utility electric generation (UEG), wholesale, and large commercial and industrial customers, and total 113.

Most core customers purchase natural gas directly from the Company. Core customers are permitted to aggregate their natural gas requirement and, up to a limit of 10 percent of the Company's core market, to purchase natural gas directly from brokers or producers. The Company continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers.

Noncore customers have the option of purchasing natural gas either from the Company or from other sources, such as brokers or producers, for delivery through the Company's transmission and distribution system. The only natural gas supplies that the Company may offer for sale to noncore customers are the same supplies that it purchases for its core customers. Most noncore customers procure their own natural gas supply.

For 1998, approximately 90 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 10 percent allocated to the noncore customers.

Although revenue from transportation services is less than for natural gas sales, the Company generally earns the same margin whether the Company buys the gas and sells it to the customer or transports natural gas already owned by the customer.

Demand for Natural Gas
Natural gas is a principal energy source for residential, commercial, industrial and UEG customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and with other fuels for large industrial, commercial and UEG uses. Growth in the natural gas markets is largely dependent upon the health and expansion of the southern California economy. The Company added approximately 12,000 new natural gas customers in 1998. This represents a growth rate of approximately 1.6 percent. The Company expects its growth for 1999 will continue at about the 1998 level.

Demand for natural gas by noncore customers is very sensitive to the price of alternative competitive fuels. Although the number of noncore customers in 1998 was only 113, they accounted for approximately 32 percent of the authorized natural gas revenues and 64 percent of total natural gas volumes. External factors such as weather, electric deregulation, the increased use of hydro-electric power, competing pipeline bypass and general economic conditions can result in significant shifts in this market. Natural gas demand for the Company's generation plants is also greatly affected by the price and availability of electricity.

Other
Additional information concerning customer demand and other aspects of natural gas operations is provided under "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and in Note 11 of the "Notes to Consolidated Financial Statements" herein.

ELECTRIC OPERATIONS

Resource Planning
In September 1996, California enacted a law restructuring California's electric-utility industry. The legislation adopted the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates. Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively.

Additional information concerning electric-industry restructuring is provided in "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and in Notes 11 and 12 of the "Notes to Consolidated Financial Statements" herein.

Electric Resources
In connection with electric-industry restructuring, beginning March 31, 1998, the California investor-owned utilities (IOUs) are obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. The IOUs are also obligated to purchase from the PX the power that they distribute. Based on generating plants in service and purchased-power contracts currently in place, at February 28, 1999 the net megawatts (mw) of electric power available to SDG&E to bid into the PX are as follows:

    Source                                      Net mw
    --------------------------------------------------
    Gas/oil generating plants                    1,641
    Combustion turbines                            332
    Nuclear generating plants                      430
    Long-term contracts with other utilities       275
    Contracts with others                          593
                                                 -----
            Total                                3,271
                                                 =====

SDG&E reported an all-time record for electricity usage of 3,960 mw on August 31, 1998. The previous record of 3,668 mw was reached on September 4, 1997.

Gas/Oil Generating Plants: In connection with electric-industry restructuring, in December 1998, SDG&E entered into agreements for the sale of its South Bay and Encina power plants and 17 combustion turbines. The sales are subject to regulatory approval and are expected to close during the first half of 1999.

San Onofre Nuclear Generating Station (SONGS): SDG&E owns 20 percent of the three nuclear units at SONGS (south of San Clemente, California). The cities of Riverside and Anaheim own a total of 5 percent of SONGS Units 2 and 3. Southern California Edison (Edison) owns the remaining interests and operates the units.

SONGS Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut down the unit. At that time SDG&E began the recovery of its remaining capital investment, with full recovery completed in April 1996. SDG&E and Edison filed a decommissioning plan in November 1994, although final decommissioning is not scheduled to occur until 2013 when Units 2 and 3 are also decommissioned. However, SDG&E and the other owners have requested that the CPUC grant authority to begin decommissioning Unit 1 on January 1, 2000. The unit's spent nuclear fuel has been removed from the reactor and stored on-site. In March 1993, the NRC issued a Possession-Only License for Unit 1, and the unit was placed in a long-term storage condition in May 1994.

SONGS Units 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 mw of Unit 2 and 216 mw of Unit 3.

During 1998 SDG&E spent $14 million on capital modifications and additions and expects to spend $11 million in 1999. SDG&E deposits funds in an external trust to provide for the future dismantling and decontamination of the units.

Additional Information: Additional information concerning SDG&E's power plants, the SONGS units, nuclear decommissioning and industry restructuring (including SDG&E's divestiture of its electric generation assets) is provided immediately below and in "Environmental Matters" and "Electric Properties," herein, as well as in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 5, 11 and 12 of the "Notes to Consolidated Financial Statements" herein.

Purchased Power: The following table lists contracts with the various suppliers:
                                            Megawatt
  Supplier              Period             Commitment   Source
-------------------------------------------------------------------
Long-Term Contracts with Other Utilities:

Portland General
Electric (PGE)         Through December 2013    75    Coal

Public Service
Company of
New Mexico (PNM)       Through April 2001      100    System supply

PacifiCorp             Through December 2001   100    System Supply
                                             -----
                  Total                        275
                                             =====
Contracts with Others:

Illinova Power
Marketing              Through December 1999   200    System Supply

LG&E Power Marketing   Through December 2001   150    System Supply

Applied Energy         Through December 2019   102    Cogeneration

Yuma Cogeneration      Through June 2024        50    Cogeneration

Goal Line Limited      Through December 2025    50    Cogeneration
Partnership

Other (89)             Various                  41    Cogeneration
                                            ------
                  Total                        593
                                            ======

Under the contracts with PGE and PNM, SDG&E pays a capacity charge plus a charge based on the amount of energy received. Charges under these contracts are based on the selling utility's costs, including a return on and depreciation of the utility's rate base (or lease payments in cases where the utility does not own the property), fuel expenses, operating and maintenance expenses, transmission expenses, administrative and general expenses, and state and local taxes. Charges under contracts from PacifiCorp, LG&E and Illinova are for firm energy only and are based on the amount of energy received. The prices under these contracts are at market value at the time the contracts were negotiated. Costs under the remaining contracts (all with Qualifying Facilities) are based on SDG&E's avoided cost.

Additional information concerning SDG&E's purchased-power contracts is described immediately below, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 11 of the "Notes to Consolidated Financial Statements" herein.

Power Pools
In 1964 SDG&E, PG&E, and Edison entered into the California Power Pool Agreement. It provided for the transfer of electrical capacity and energy by purchase, sale or exchange during emergencies and at other mutually determined times. Due to electric-industry restructuring (discussed below) the California Power Pool was terminated by the FERC in May 1997. However, SDG&E, Edison, PG&E and the Los Angeles Department of Water and Power will continue to abide by the provisions of the existing California Statewide Emergency Plan for sharing capacity and energy in the event of a severe resource emergency.

SDG&E is a participant in the Western Systems Power Pool (WSPP), which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 150 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to target and coordinate delivery of cost-effective sources of power from outside their service territories through a centralized exchange of information. Although the extent has not yet been determined, the status of the WSPP is likely to change due to industry restructuring and the initiation of the PX and the Independent System Operator (ISO).

Transmission Arrangements
In addition to interconnections with other California utilities, SDG&E has firm transmission capabilities for purchased power from the Northwest, the Southwest and Mexico.

Pacific Intertie: The Pacific Intertie, consisting of AC and DC transmission lines, enables SDG&E to purchase and receive surplus coal and hydroelectric power from the Northwest. SDG&E, PG&E, Edison and others share transmission capacity on the Pacific Intertie under an agreement that expires in July 2007. SDG&E's share of the intertie was 266 MW. Due to electric industry restructuring (see "Transmission Access" below), the operating rights of SDG&E, Edison and PG&E on the Pacific Intertie have been transferred to the ISO.

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

Transmission Access
As a result of the enactment of the National Energy Policy Act of 1992, the FERC has established rules to implement the Act's transmission-access provisions. These rules specify FERC-required procedures for others' requests for transmission service. In October 1997 the FERC approved the transfer of control by the California IOUs of their transmission facilities to the ISO. Beginning on March 31, 1998 the ISO is responsible for the operation and control of the transmission lines. Additional information regarding the ISO and transmission access is discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

Fuel and Purchased-Power Costs
The following table shows the percentage of each electric-fuel source used by SDG&E and compares the costs of the fuels with each other and with the total cost of purchased power:

                    Percent of Kwhr              Cents per Kwhr
-------------------------------------------------------------------
                  1998    1997    1996        1998    1997    1996
                  -----   -----   -----       ----    ----    ----
Natural gas       17.3%   19.8%   22.8%        3.0     3.3     2.8
Nuclear fuel      11.5    11.8    19.6         0.6     0.6     0.5
Fuel oil                   0.1     1.1                 2.4     2.2
                  -----   -----   -----
Total generation  28.8    31.7    43.5
Purchased
  power - net     26.3    68.3    56.5         3.6     2.8     3.1
ISO/PX            44.9                         3.4
                  -----   -----   -----
Total            100.0%  100.0%  100.0%
                 ======  ======  ======

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

Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the DOE for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel. SDG&E is paying a disposal fee of $0.90 per megawatt-hour of net nuclear generation. Disposal fees average $3 million per year.

To the extent not currently provided by contract, the availability and the cost of the various components of the nuclear-fuel cycle for SDG&E's nuclear facilities cannot be estimated at this time.

Additional information concerning nuclear-fuel costs is discussed in Note 11 of the "Notes to Consolidated Financial Statements" herein.

RATES AND REGULATION

SDG&E is regulated by the CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms. Two of the five commissioner positions are currently vacant. It is the responsibility of the CPUC to determine that utilities operate within the best interests of their customers. The regulatory structure is complex and has a substantial impact on the profitability of the Company. Both the electric and natural gas industries are currently undergoing transitions to competition (see below).

Electric Industry Restructuring
In September 1996, California enacted a law restructuring its electric-utility industry. The legislation adopts the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates. Additional information on electric industry restructuring is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 12 of the "Notes to Consolidated Financial Statements" herein.

Natural Gas Industry Restructuring
The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. In January 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California natural gas customers. Additional information on natural gas industry restructuring is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the "Notes to Consolidated Financial Statements" herein.

Balancing Accounts
Previously, earnings fluctuations from changes in the costs of electric fuel, purchased energy and natural gas, and consumption levels for electricity and the majority of natural gas were eliminated by balancing accounts authorized by the CPUC. This is still the case for most natural gas operations. However, as a result of California's electric restructuring law, overcollections recorded in the electric balancing accounts were applied to transition cost recovery, and fluctuations in costs and consumption levels can affect earnings from electric operations. Additional information on balancing accounts is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of the "Notes to Consolidated Financial Statements" herein.

Performance-Based Regulation (PBR)
To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for SDG&E. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity measures, as well as cost reductions, rather than relying solely on expanding utility rate base in a market where a utility already has a highly developed infrastructure. Additional information on PBR is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in
Note 12 of the "Notes to Consolidated Financial Statements" herein.

Biennial Cost Allocation Proceeding (BCAP)
Rates to recover the changes in natural gas fuel costs and changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in core customer demand from estimates previously used in establishing core customer rates. The mechanism substantially eliminates the effect on core income of variances in core market demand and natural gas costs. Additional information on the BCAP is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the "Notes to Consolidated Financial Statements" herein.

Affiliate Transactions
In December 1997, the CPUC adopted rules establishing uniform standards of conduct governing the manner in which California investor-owned utilities conduct business with their affiliates. The objective of these rules is to ensure that the utilities' energy affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities. Additional information on affiliate transactions is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the "Notes to Consolidated Financial Statements" herein.

Cost of Capital
Under PBR, annual Cost of Capital proceedings have been replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. SDG&E is seeking CPUC approval to establish new, separate rates of return for SDG&E's electric-distribution and natural gas businesses. A CPUC decision is expected during the second quarter of 1999. In 1998, SDG&E's natural gas and electric-distribution operations were authorized to earn a rate of return on common equity of 11.6 percent and a rate of return on rate base of 9.35 percent. Additional information on the utility's cost of capital is discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the "Notes to Consolidated Financial Statements" herein.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting SDG&E, including hazardous substances and air and water quality, are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. The following should be read in conjunction with those discussions.

Hazardous Substances
The utility lawfully disposed of wastes at facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Under California law, redevelopment agencies are authorized to require landowners to cleanup property within their jurisdiction or, where the landowner or operator of such a facility fails to complete any corrective action required, applicable environmental laws may impose an obligation to undertake corrective actions on the utility and others who disposed of hazardous wastes at the facility.

The Redevelopment Agency for the City of San Diego has exerted this authority affecting the Company's Station A facility and adjacent properties to accommodate a major league ballpark and ancillary development proposed by the City. During the early 1900s, SDG&E and its predecessors manufactured gas from coal and oil at the Station A facility and at two small facilities in Escondido and Oceanside. Environmental assessments have identified residual by-products from the gas-manufacturing process and subsurface hydrocarbon contamination on portions of the Station A site. A risk assessment has been completed for Station A and demolition was performed during 1997 at a cost of $1 million. Initial cleanup actions commenced in 1998, and are expected to be completed in 1999, at an estimated cost of $5 million. SDG&E is negotiating with the agency to create a cooperative agreement as a result of which the Station A cleanup will be performed under the oversight of the San Diego County Department of Environmental Health, though the agency will retain its rights to enforce the cleanup in the event SDG&E does not complete it. Contaminants resulting from the gas-manufacturing process by-products were assessed at the Escondido and Oceanside sites. Remediation at the Escondido site has been completed and a site-closure letter received. Remediation at the Oceanside facility is in process and the cost is not expected to be significant.

Station B is located in downtown San Diego and was operated as a steam and electric-generating facility between 1911 and June 1993 when it was closed. Pursuant to a cleanup and abatement order, SDG&E remediated hydrocarbon contamination discovered as a result of the removal of three 100,000-gallon underground diesel-fuel storage tanks from an adjacent substation. Asbestos was used in the construction of the power plant. Activities to dismantle and decommission the facility required the removal of the asbestos in a manner complying with all applicable environmental, health and safety laws. This work also included the removal or cleanup of certain loose and flaking lead-based paints, small amounts of PCBs, fuel oil and other substances. These activities were completed in 1998 at a cost of $6 million.

SDG&E is in the process of selling its electric-generating assets. As a part of its environmental due diligence, the utility conducted a thorough environmental assessment of the South Bay and Encina power plants and 17 combustion turbine sites to determine the environmental condition of each. Pursuant to the sale agreements for such facilities, the utility and the buyers have apportioned responsibility for such environmental conditions generally based on contamination existing at the time of transfer and the cleanup level necessary for the continued use of the sites for electric generation. While the sites are relatively clean, the assessments identified instances of contamination, principally hydrocarbon releases, some of which were determined to be significant and to require cleanup in accordance with the agreement. Estimated costs to perform the necessary remediation are $7 to $8 million at the South Bay power plant, $0.9 million at the Encina power plant, and $1.9 million at the combustion turbine sites. These costs will be offset against the sales price for the facilities, together with other appropriate costs, and the remaining net proceeds will be offset against SDG&E's other transition costs.

SDG&E has been named as a potential responsible party (PRP) for an industrial waste disposal site as described below.

SDG&E and 10 other entities have been named PRPs by the California Department of Toxic Substances Control (DTSC) as liable for any required corrective action regarding contamination at a site in Pico Rivera, California. DTSC has taken this action because the utility and others sold used electrical transformers to the site's owner. The DTSC considers SDG&E to be responsible for 7.4 percent of the transformer-related contamination at the site. The estimate for the development of the cleanup plan is $1 million. The estimate for the actual cleanup is in the $2 million to $8 million range.

At December 31, 1998, the utility's estimated remaining investigation and remediation liability related to hazardous waste sites (non-PRP sites) was $15 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. SDG&E believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's consolidated results of operations or the financial position.

Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism are recorded as a regulatory asset. Possible recoveries of environmental remediation liabilities from third parties are not deducted from the liability.

Electric and Magnetic Fields (EMFs)
Although scientists continue to research the possibility that exposure to EMFs causes adverse health effects, science, to date, has not demonstrated a cause-and-effect relationship between adverse health effects and exposure to the type of EMFs emitted by utilities' power lines and other electrical facilities. Some laboratory studies suggest that such exposure creates biological effects, but those effects have not been shown to be harmful. The studies that have most concerned the public are epidemiological studies, some of which have reported a weak correlation between childhood leukemia and the proximity of homes to certain power lines and equipment. Other epidemiological studies found no correlation between estimated exposure and any disease. Scientists cannot explain why some studies using estimates of past exposure report correlations between estimated EMF levels and disease, while others do not.

To respond to public concerns, the CPUC has directed California utilities to adopt a low-cost EMF-reduction policy that requires reasonable design changes to achieve noticeable reduction of EMF levels that are anticipated from new projects. However, consistent with the major scientific reviews of the available research literature, the CPUC has indicated that no health risk has been identified.

Air and Water Quality
As mentioned above, SDG&E has entered into agreements for the sale of its fossil-fueled generating facilities. The completion of these sales will, for the most part, eliminate the potential impact of the following issues.

During 1996 and 1997, SDG&E installed equipment on South Bay Unit 1 in order to comply with the nitrogen-oxide-emission limits that the APCD imposed on electric-generating boilers through its Rule 69. The estimated capital costs for compliance with the rule have decreased to an immaterial amount due to the sale of the electric-generating power plants. The California Air Resources Board has expressed concern that Rule 69 does not meet the requirements of the California Clean Air Act and may advocate or propose more restrictive emissions limitations which will likely cause Rule 69 compliance costs to increase.

Wastewater discharge permits issued by the Regional Water Quality Control Board (RWQCB) for the utility's Encina and South Bay power plants are required to enable the utility to discharge its cooling water and certain other wastewaters into the Pacific Ocean and into San Diego Bay. Wastewater discharge permits are prerequisite to the continuation of cooling-water and other wastewater discharges and, therefore, the continued operation of the power plants as they are currently configured. Increasingly stringent cooling-water and wastewater discharge limitations may be imposed in the future and the utility may be required to build additional facilities or modify existing facilities to comply with these requirements. Such facilities could include wastewater treatment facilities, cooling towers, intake structures or offshore-discharge pipelines. Any required construction could involve substantial expenditures, and certain plants or units may be unavailable for electric generation during construction.

In 1981, SDG&E submitted a demonstration study in support of its request for two exceptions to certain thermal discharge requirements imposed by the California Thermal Plan for Encina power plant Unit 5. In November 1994, the RWQCB issued a new discharge permit, subject to the results of certain additional thermal discharge and cooling-water-related studies, to be used to evaluate the exception requests. The results of these additional studies were submitted to the RWQCB and the United States Environmental Protection Agency in 1997. If the utility's exception requests are denied, the utility could be required to construct offshore discharge facilities, or other structures at an estimated cost of $75 million to $100 million or to perform mitigation, the costs of which may be significant.

In November 1996, the RWQCB issued a new discharge permit to the utility for the South Bay power plant. SDG&E filed an appeal to the State Water Resources Control Board (SWRCB) of various provisions, which the utility considered unduly stringent. Certain of these matters were resolved in negotiations among the RWQCB, the SWRCB and certain environmental groups. The SWRCB dismissed the remaining matters, which SDG&E thereafter appealed to the San Diego County Superior Court. These latter issues were subsequently settled through negotiations between SDG&E and the RWQCB. All of the settled issues have been incorporated into the November 1996 National Pollutant Discharge Elimination System permit by permit addendums adopted by the RWQCB. The Superior Court case will be dismissed after the expiration of the RWQCB appeal and EPA review periods.

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

In May 1987 the RWQCB issued SDG&E a cleanup and abatement order for gasoline contamination originating from an underground storage tank located at the utility's Mountain Empire Operation and Maintenance facility. SDG&E assessed the extent of the contamination, removed all contaminated soil and completed remediation of the site. Monitoring of the site confirms its remediation. SDG&E has applied for and is awaiting a site-closure letter from the RWQCB.

OTHER

Year 2000
A discussion of the Company's plans to prepare its computer systems and applications for the year 2000 and beyond is included in "Management's Discussion and Analysis of Financial Condition and
Results of Operations" herein.

Research, Development and Demonstration (RD&D)
As a result of electric-industry restructuring, SDG&E has significantly reduced its electric RD&D program. Effective January 1, 1998, the CEC began administering the electric public purpose RD&D programs to which SDG&E contributes $3.9 million annually. In December 1998, the CPUC approved SDG&E's $1.2 million request to fund natural gas RD&D programs. SDG&E will use these revenues to fund gas projects that add value to the utility and its customers. Annual RD&D costs have averaged $5.2 million over the past three years.

Employees of Registrant
As of December 31, 1998, SDG&E had 2,982 employees, compared to
3,576 at December 31, 1997. This decrease is related to synergies resulting from the PE/Enova Business Combination and the shifting of certain functions to Sempra Energy.

Certain employees at SDG&E are represented by the International
Brotherhood of Electrical Workers, Local 465, with two labor agreements. The generation contract runs through February 28, 2001 and negotiations for the utility contract (transmission and distribution) are ongoing.

ITEM 2. PROPERTIES

Electric Properties
The utility's generating capacity is described in "Electric
Resources" herein.

SDG&E's electric transmission and distribution facilities include substations, and overhead and underground lines. Periodically various areas of the service territory require expansion to handle customer growth.

Natural Gas Properties
SDG&E's natural gas facilities are located in San Diego and Riverside counties and consist of the Moreno and Rainbow compressor stations, 167 miles of high pressure transmission pipelines, 6,858 miles of high and low pressure distribution mains, and 5,695 miles of service lines.

Other Properties
SDG&E occupies an office complex at Century Park Court in San Diego pursuant to an operating lease ending in the year 2007. The lease can be renewed for two five-year periods.

SDG&E owns or leases other offices, operating and maintenance centers, shops, service facilities, and certain equipment necessary in the conduct of business.

ITEM 3. LEGAL PROCEEDINGS

Except for the matters referred to in the financial statements in
Item 8 or referred to elsewhere in this Annual Report, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None

ITEM 4. EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age*    Positions
-------------------------------------------------------------------
Warren I. Mitchell        61     Chairman

Edwin A. Guiles           49     President and Chief Financial
                                 Officer

Gary D. Cotton            58     Senior Vice President - Fuels &
                                 Power Operations

Steven D. Davis           42     Vice President and Corporate
                                 Secretary

Pamela J. Fair            40     Vice President - Marketing &
                                 Customer Services

*  As of December 31, 1998.

Each Executive Officer has been an officer of Sempra Energy or one of its subsidiaries for more than five years.



                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

All of the issued and outstanding common stock of SDG&E is owned by Enova, a wholly owned subsidiary of Sempra Energy. The information required by Item 5 concerning dividends declared is included in the "Statements of Consolidated Changes in Shareholders' Equity" set forth in Item 8 of this Annual Report herein.

Dividend Restrictions
The CPUC regulates SDG&E's capital structure, limiting the dividends it may pay. At December 31, 1998, $183 million of retained earnings was available for future dividends.


ITEM 6. SELECTED FINANCIAL DATA


(Dollars in millions)
                                      At December 31, or for the years then ended
                                    ------------------------------------------------
                                       1998      1997      1996      1995      1994
                                    --------   -------   -------   -------   -------
Income Statement Data:
   Operating Revenues                 $2,749    $2,167    $1,939    $1,814    $1,857
   Operating Income                   $  286    $  317    $  309    $  315    $  303
   Dividends on Preferred Stock       $    6    $    6    $    6    $    8    $    8
   Earnings Applicable to
      Common Shares                   $  185    $  232    $  216    $  226    $  136

Balance Sheet Data:
   Total Assets                       $4,257    $4,654    $4,161    $4,473    $4,353
   Long-Term Debt                     $1,548    $1,788    $1,285    $1,217    $1,214
   Short-Term Debt (a)                $   72    $   73    $   34    $  124    $  182
   Shareholders' Equity               $1,227    $1,490    $1,508    $1,639    $1,593


(a) Includes bank and other notes payable, commercial paper borrowings and long-term debt due within one year.

Since San Diego Gas & Electric Company is a wholly owned subsidiary of Enova
Corporation, per share data has been omitted.

This data should be read in conjunction with the consolidated financial statements and notes to consolidated financial statements contained herein.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section includes management's analysis of operating results from 1996 through 1998, and is intended to provide additional information about the capital resources, liquidity and financial performance of San Diego Gas & Electric (SDG&E or the Company). This section also focuses on the major factors expected to influence future operating results and discusses investment and financing plans. It should be read in conjunction with the Consolidated Financial statements included in this Annual Report.
     The Company is an operating public utility engaged in the electric and natural gas businesses. It generates and purchases electric energy and distributes it to 1.2 million customers in San Diego County and an adjacent portion of Orange County, California. It also purchases and distributes natural gas to 721,000 customers in San Diego County and transports electricity and gas for others. SDG&E's only subsidiary is described below under "Electric Rates."

Business Combinations
Sempra Energy (Sempra) was formed to serve as a holding company for SDG&E's parent, Enova Corporation (Enova), and Pacific Enterprises
(PE), the parent company of Southern California Gas Company (SoCalGas) in connection with a business combination that became effective on June 26, 1998 (the PE/Enova Business Combination). Expenses incurred by SDG&E in connection with the business combination are $35 million, aftertax, and $11 million, aftertax, for the years ended December 31, 1998 and 1997, respectively. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.
    In connection with the PE/Enova Business Combination, the holders of common stock of Enova and PE each became holders of Sempra Energy common stock. PE's common shareholders received
1.5038 shares of Sempra Energy's common stock for each share of PE common stock, and Enova's common shareholders received one share of Sempra Energy's common stock for each share of Enova common stock. The combination was approved by the shareholders of both companies on March 11, 1997 and was a tax-free transaction.

Capital Resources and Liquidity
The Company's working capital requirements are met through cash from operations and the issuance of short-term and long-term debt.
    Additional information on sources and uses of cash during the last three years is summarized in the following condensed statement of cash flows:

Sources and (Uses) of Cash
                                         Year Ended December 31,
(Dollars in millions)                   1998        1997      1996
-------------------------------------------------------------------
Operating activities                   $ 535       $ 381     $ 529
                                 ----------------------------------
Investing activities:
  Capital expenditures                  (227)       (197)     (209)
  Other - net                            (50)        (17)      (25)
                                 ----------------------------------
      Total investing activities        (277)       (214)     (234)
                                 ----------------------------------
Financing activities:
  Dividends paid                        (269)       (256)     (189)
  Long-term debt - net                  (241)        544       (31)
  Redemption of preferred stock           --          --       (15)
                                 ----------------------------------
      Total financing activities        (510)        288      (235)
                                 ----------------------------------
Increase (decrease) in cash
      and cash equivalents             $(252)      $ 455     $  60
-------------------------------------------------------------------

Cash Flows from Operating Activities
The increase in cash flows from operating activities in 1998 was primarily due to the acceleration of depreciation of electric-generating assets, partially offset by recovery of stranded costs via the competition transition charge and the 10-percent rate reduction reflected in customers' bills. The increase was also partially offset by expenses incurred in connection with the PE/Enova Business Combination.
     The decrease in cash flows from operating activities in 1997 was primarily due to increased working capital requirements.

Cash Flows from Investing Activities
Capital expenditures were $30 million higher in 1998 than in 1997 due to increased spending for system integrity and reliability projects, restoration of service and mandated programs.
    Capital expenditures were $12 million lower in 1997 than in 1996 due to changes in scope and timing of several major capital projects.
    Payments to the nuclear-decommissioning trusts are expected to continue until San Onofre Nuclear Generating Station (SONGS) is decommissioned, which is not expected to occur before 2013. Unit 1, although permanently shut down in 1992, was scheduled to be decommissioned concurrently with Units 2 and 3. However, the Company and the other SONGS owners have requested the CPUC for authority to begin decommissioning Unit 1 on January 1, 2000. See
Note 5 of the notes to Consolidated Financial Statements for additional information.
    The decision of the CPUC approving the PE/Enova Business Combination required, among other things, that SDG&E divest itself of all its fossil-fueled generating facilities. In December 1998, SDG&E entered into agreements to accomplish that. Completion is pending regulatory approval and is expected during the first half of 1999. See "Electric-Generation Assets" below for further discussion. Anticipated proceeds from these plant assets, net of the assets' book value, the costs of sales and certain environmental cleanup costs, will be applied for accounting purposes directly to the recovery of the Company's other transition costs. On a cash basis, the proceeds will be available for general corporate purposes. However, the divestiture of the facilities will eventually lead to reduced cash flow from operations.
    Capital expenditures are estimated to be $240 million in 1999. They will be financed primarily by internally generated funds and will largely represent investment in rate base. The level of capital expenditures in the next few years will depend heavily on the impacts of electric-industry restructuring and the timing and extent of expenditures to comply with environmental requirements.

Cash Flows from Financing Activities
Net cash used in financing activities increased in 1998 due to the issuance of Rate Reduction Bonds in 1997 (see "Long-Term Debt" below) and greater long-term debt repayments in 1998.
     Net cash provided by financing activities increased in 1997 primarily due to issuance of the Rate Reduction Bonds partially offset by higher dividends paid.

Long-Term Debt
In December 1997, $658 million of Rate Reduction Bonds were issued on the Company's behalf at an average interest rate of 6.26 percent. A portion of the bond proceeds was used to retire variable-rate, taxable IDBs. Additional information concerning the Rate Reduction Bonds is provided below under "Electric Industry Restructuring." In 1998, cash was used for the repayment of $147 million of first mortgage bonds and $66 million of rate reduction bonds.
    In 1997, cash was used for the repayment of $127 million of first mortgage bonds. This was more than offset by the issuance of $25 million in Medium-Term Notes and $658 million of Rate Reduction Bonds.
    SDG&E has $83 million of temporary investments that will be maintained into the future to offset, for regulatory purposes, a like amount of long-term debt. The specific debt series being offset consist of variable-rate IDBs. The CPUC has approved specific ratemaking treatment, which allows SDG&E to offset IDBs as long as there is at least a like amount of temporary investments. If and when SDG&E requires all or a portion of the $83 million of IDBs to meet future needs for long-term debt, such as to finance new construction, the amount of investments which are being maintained will be reduced below $83 million and the level of IDBs being offset will be reduced by the same amount.

Dividends
Common stock dividends amounted to $269 million, $256 million and $189 million in 1998, 1997 and 1996, respectively.
    The payment of future dividends and the amount thereof are within the discretion of the board of directors.

Capitalization
The debt-to-capitalization ratio was 57 percent at year-end 1998, above the 56 percent ratio in 1997. The increase was primarily due to the declaration of dividends to Enova. The debt-to-capitalization ratio increase to 56 percent in 1997 from 48 percent in 1996 was primarily due to the issuance of Rate Reduction Bonds.

Cash and Temporary Investments
Cash and temporary investments were $284 million at December 31, 1998. The Company anticipates that cash required in 1999 for capital expenditures, dividends and debt payments will be provided by cash generated from operating activities and existing cash balances.
     In addition to cash from ongoing operations, the Company has multi-year credit agreements that permit term borrowing of up to $295 million. At December 31, 1998 all bank lines of credit were unused. For further discussion, see Note 3 of the notes to Consolidated Financial statements.

Ratemaking Procedures

To understand the operations and financial results of the Company it is important to understand the ratemaking procedures that the Company follows.
    The Company is regulated by the CPUC. It is the responsibility of the CPUC to determine that utilities operate in the best interest of their customers and have the opportunity to earn a reasonable return on investment. In response to utility-industry restructuring, SDG&E received approval from the CPUC for performance-based regulation (PBR).
    PBR replaced the general rate case (GRC) procedure and certain other regulatory proceedings. Under ratemaking procedures in effect prior to PBR, the Company typically filed a GRC with the CPUC every three years. In a GRC, the CPUC establishes a base margin, which is the amount of revenue to be collected from customers to recover authorized operating expenses (other than the cost of fuel, natural gas and purchased power), depreciation, taxes and return on rate base.
    Under PBR, regulators allow income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility rate base in a market where a utility already has a highly developed infrastructure. See additional discussion of PBR and electric-industry restructuring in Note 12 of the notes to Consolidated Financial Statements.


Results of Operations
1998 Compared to 1997
Net income for 1998 decreased 20 percent to $191 million in 1998, compared to net income of $238 million in 1997. The decrease in net income was primarily due to higher PE/Enova Business Combination costs, lower incentive awards for performance-based ratemaking, and changes in regulatory mechanisms for recording revenues due to electric industry restructuring. Included in the calculation of pretax income are PE/Enova Business Combination costs of $35 million, aftertax, in 1998 and $11 million, aftertax, in 1997. These nonrecurring expenses consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.
    Electric revenues increased 5 percent in 1998 compared to 1997 primarily due to the recovery of stranded costs via the competition transition charge (CTC), and to alternate costs incurred (including fuel and purchased power) due to the delay from January 1 to March 31, 1998, in the startup of operations of the Power Exchange (PX) and the Independent System Operator (ISO). These factors were partially offset by a decrease in retail revenues as a result of the 10-percent small-customer rate reduction, which became effective in January 1998, and by a decrease in sales to other utilities, due to the startup of the PX. The 10-percent rate reduction and the PX are described under "Factors Influencing Future Performance" and in Note 12 of the notes to Consolidated Financial Statements.
    Revenues from the ISO/PX reflect sales from the Company's power plants and from long-term purchased-power contracts to the ISO/PX commencing April 1, 1998.
    Purchased power decreased 34 percent in 1998 primarily as a result of ISO/PX purchases' replacing short-term energy sources commencing April 1, 1998.
    Depreciation and amortization expense increased 86 percent in 1998 due to the recovery of stranded costs via the CTC. The financial impact of the increase is offset by CTC revenue (see above).
    Operating expenses increased 32 percent in 1998 primarily due to the higher PE/Enova Business Combination costs and higher electric-distribution maintenance costs primarily related to the Company's tree-trimming program.

1997 Compared to 1996
Net income for 1997 increased 7 percent to $238 million compared to net income of $222 million in 1996. The increase in earnings was primarily due to higher incentive awards for performance-based ratemaking and demand-side management, partially offset by the PE/Enova Business Combination costs.
    Electric revenues increased 11 percent in 1997, primarily due to an increase in sales for resale to other utilities and increased retail sales volume due to weather.
    Purchased power increased 42 percent in 1997, primarily due to increased volume, which resulted from lower nuclear-generation availability due to refuelings at SONGS and increased use of purchased power due to decreased purchased-power prices.

The table below summarizes the components of electric volumes and revenues by customer class for 1998, 1997 and 1996.


Electric Distribution
(Dollars in millions, volumes in millions of Kwhrs)
                                   1998              1997               1996
                        ----------------------------------------------------------
                             Volumes  Revenue  Volumes  Revenue   Volumes  Revenue
                        ----------------------------------------------------------
  Residential                 6,282   $  637    6,125   $  684      5,936   $  647
  Commercial                  6,821      643    6,940      680      6,467      625
  Industrial                  3,097      233    3,607      268      3,567      261
  Direct access                 964       44        -        -          -        -
  Street and highway lighting    85        8       76        7         75        7
  Off-system sales              706       15    4,919      116        650       13
                        ----------------------------------------------------------
                             17,955    1,580   21,667    1,755     16,695    1,553
  Balancing and other                    285                14                  38
                        ----------------------------------------------------------
  Total                      17,955   $1,865   21,667   $1,769     16,695   $1,591
                        ----------------------------------------------------------


Factors Influencing Future Performance
Performance of the Company in the near future will depend primarily on the ratemaking and regulatory process, electric- and natural gas-industry restructuring, and the changing energy marketplace.
These factors are summarized below.

KN Energy Acquisition. On February 22, 1999, Sempra Energy announced a definitive agreement to acquire KN Energy, Inc., subject to approval by the shareholders of both companies and by various regulatory agencies. See Note 14 of the notes to Consolidated Financial Statements for additional information.

Electric Industry Restructuring. As discussed above, in September 1996, California enacted a law restructuring California's electric-utility industry (AB 1890). Consumers now have the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the PX that serves as a wholesale power pool allowing all energy producers to participate competitively. The local utility continues to provide distribution service regardless of which source the consumer chooses. See Note 12 of the notes to Consolidated Financial Statements for additional information.

Transition Costs. AB 1890 allows utilities, within certain limits, the opportunity to recover their stranded costs incurred for certain above-market CPUC-approved facilities, contracts and obligations through the establishment of the CTC.
    Utilities are allowed a reasonable opportunity to recover their stranded costs through December 31, 2001. Stranded costs include sunk costs, as well as ongoing costs the CPUC finds reasonable and necessary to maintain generation facilities through December 31, 2001. These costs also include other items SDG&E has accrued under cost-of-service regulation.
     Through December 31, 1998, SDG&E has recovered transition costs of $500 million for nuclear generation and $200 million for non-nuclear generation. Excluding the costs of purchased power and other costs whose recovery is not limited to the pre-2002 period, the balance of the Company's stranded assets at December 31, 1998 is $600 million, consisting of $400 million for the power plants and $200 million of related deferred taxes and undercollections. During the 1998 - 2001 period, recovery of transition costs is limited by a rate cap. See Note 12 of the notes to Consolidated Financial Statements for additional information.

Electric Generation Assets. In November 1997, the Company adopted a plan to auction its power plants and other electric-generating assets so that it could continue to concentrate its business on the transmission and distribution of electricity and natural gas as California opens its electric-utility industry to competition. The plan included the divestiture of the Company's fossil power plants and combustion turbines, its 20-percent interest in SONGS and its portfolio of long-term purchased-power contracts. The power plants, including the interest in SONGS, have a net book value as of December 31, 1998, of $400 million ($100 million for fossil and $300 million for SONGS).
     In March 1998, the CPUC's decision approving the PE/Enova Business Combination required, among other things, the divestiture by the Company of its fossil-fueled generation units. On December 11, 1998, the Company entered into agreements for the sale of the Company's South Bay and Encina Power Plants and 17 combustion-turbine generators. The sales are subject to regulatory approval and are expected to close during the first half of 1999. See Note 12 of the notes to Consolidated Financial Statements for additional information.

Electric Rates. AB 1890 provides for a 10-percent reduction of residential and small commercial customers effective January 1998, and provided for the issuance of rate-reduction bonds by an agency of the State of California to enable the investor-owned utilities
(IOUs) to achieve this rate reduction. In December 1997, $658 million of rate-reduction bonds were issued on behalf of SDG&E at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by the Company's residential and small-commercial customers via a nonbypassable charge on their electricity bills. In September 1997, SDG&E and the other California IOUs received a favorable ruling by the Internal Revenue Service on the tax treatment of the bond transaction. The ruling states, among other things, that the receipt of the bond proceeds does not result in gross income to the Company at the time of issuance, but rather the proceeds are taxable over the life of the bonds. The Securities and Exchange Commission determined that these bonds should be reflected on the utilities' balance sheets as debt, even though the bonds are not secured by, or payable from, utility assets, but rather by the revenue streams collected from customers. SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the rate-reduction bonds. In exchange for the bond proceeds, the Company sold to SDG&E Funding LLC all of its rights to the revenue streams. Consequently, the revenue streams are not the property of the Company and are not available to creditors of the Company.
     AB 1890 also included a rate freeze for all customers. Until the earlier of March 31, 2002, or when transition cost recovery is complete, the Company's average system rate will be frozen at 9.64 cents per kilowatt-hour (kwh), except for the impacts of fuel-cost changes and the 10-percent rate reduction described above. Beginning in 1998, system-average rates were fixed at 9.43 cents per kwh, which includes the maximum permitted increase related to fuel-cost increases and the mandatory rate reduction. The Company's ability to recover its transition costs is dependent on its total revenues under the rate freeze exceeding traditional cost-of-service revenues during the transition period by at least the amount of the CTC less the net proceeds from the sale of electric-generating assets. During the transition period, SDG&E will not earn awards from special programs, such as Demand-Side Management, unless total revenues are also adequate to cover the awards. Fuel-price volatility is one of the more significant uncertainties in the ability of SDG&E to recover its transition costs and program awards.
     In early 1999, the Company filed with the CPUC for an interim mechanism to deal with electric rates after the rate freeze ends, noting the possibility that the SDG&E rate freeze could end in 1999.

Performance-Based Regulation. As discussed above under PBR, regulators allow future income potential to be tied to achieving or exceeding specific performance and productivity measures, as well as cost reductions, rather than by relying solely on expanding utility rate base. See additional discussion of PBR in Note 12 of the notes to Consolidated Financial Statements.

Regulatory Accounting Standards. The Company is accounting for the economic effects of regulation on its utility operations, except for electric generation, in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, a regulated entity records a regulatory asset if it is probable that, through the ratemaking process, the utility will recover the asset from customers. Regulatory liabilities represent future reductions in revenues for amounts due to customers. See Notes 2 and 12 of the notes to Consolidated Financial Statements for additional information.

Affiliate Transactions. On December 16, 1997, the CPUC adopted rules establishing uniform standards of conduct governing the manner in which California IOUs conduct business with their affiliates. The objective of these rules, effective January 1, 1998, is to ensure that the Company's energy affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities.
     The CPUC excluded utility-to-utility transactions between the Company and SoCalGas from the affiliate-transaction rules in its March 1998 decision approving the PE/Enova Business Combination. As a result, the affiliate-transaction rules will not substantially impact the Company's ability to achieve anticipated synergy savings. See Notes 1 and 12 of the notes to Consolidated Financial Statements for additional information.

Allowed Rate of Return. For 1998, SDG&E was authorized to earn a rate of return on rate base of 9.35 percent and a rate of return on common equity of 11.6 percent, unchanged from 1997. See additional discussion in Note 12 of the notes to Consolidated Financial statements.

Management Control of Expenses and Investment. In the past, management has been able to control operating expenses and capital investment within the amounts authorized to be collected in rates. It is the intent of management to control operating expenses and capital investments within the amounts authorized to be collected in rates in the PBR decision. The Company intends to make the efficiency improvements, changes in operations and cost reductions necessary to achieve this objective and earn its authorized rate of return. However, in view of the earnings-sharing mechanism and other elements of the PBR, it is more difficult to achieve returns at least at or in excess of authorized returns at levels experienced in past years. See additional discussion of PBR in Note 12 of the notes to Consolidated Financial Statements.

Environmental Matters
The Company's operations are conducted in accordance with applicable federal, state and local environmental laws and regulations governing such things as hazardous wastes, air and water quality, and the protection of wildlife.
    These costs of compliance are normally recovered in customer rates. Whereas it is anticipated that the environmental costs associated with natural gas operations and with electric transmission and generation operations will continue to be recoverable in rates, the restructuring of the California electric-utility industry, described above under "Electric Industry Restructuring," will change the way utility rates are set and costs associated with electric generation are recovered. Capital costs related to environmental regulatory compliance for electric generation are intended to be included in transition costs for recovery through 2001. However, depending on the final outcome of industry restructuring and the impact of competition, the costs of future compliance with environmental regulations may not be fully recoverable.
    Capital expenditures to comply with environmental laws and regulations were $1 million in 1998, $4 million in 1997 and $6 million in 1996, and are not expected to be significant during the next five years. These projected expenditures primarily consist of the estimated cost of reducing air emissions by retrofitting power plants. This estimate anticipates that SDG&E completes the planned sale of its fossil-fueled power plants during the first half of 1999. Additional information on the Company's divestiture of its electric generating assets is discussed above under "Electric Generation Assets" and in Note 12 of the notes to Consolidated Financial Statements.

Hazardous Substances. In 1994, the CPUC approved the Hazardous Waste Collaborative, a mechanism which allows the Company and other utilities to recover, through rates, costs associated with the cleanup of sites contaminated with hazardous waste. In general, utilities are allowed to recover 90 percent of their cleanup costs and any related costs of litigation through rates. In early 1998, the CPUC modified this mechanism to exclude these costs related to electric-generation activities. These costs are now eligible for inclusion in the CTC recovery process described above.
     During the early 1900s, the Company and its predecessors manufactured gas from coal or oil, the sites of which have often become contaminated with the hazardous residual by-products of the process. The Company has identified three former manufactured gas plant sites. One of these sites has been remediated and a site-closure letter has been received from the San Diego County Department of Environmental Health. An environmental site assessment has been conducted and the estimated cost to remediate the other two sites is $6 million. Ninety percent of the Company's costs to clean up the gas plants and to meet their PRP obligations, a total estimated to be $15 million, is recoverable through the Hazardous Waste Collaborative mechanism.
     As a part of its sale of the South Bay and Encina power plants and 17 combustion turbines (described above), the Company retained limited remediation obligations for contamination existing on these sites upon the closing of the sales. The Company's costs to perform its remediation obligations as a part of such sales is estimated to be $10 million. These costs are eligible for inclusion in the CTC recovery process.

Air and Water Quality. California's air quality standards are more restrictive than federal standards. However, due to the sale of the electric-generating power plants, the Company's primary air-quality issue, compliance with these standards will be less significant in the future.
     In connection with the issuance of operating permits, the Company and the other owners of SONGS reached agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. This mitigation program includes an enhanced fish-protection system, a 150-acre artificial reef and restoration of 150 acres of coastal wetlands. In addition, the owners must deposit $3.6 million with the state for the enhancement of marine fish hatchery programs and pay for monitoring and oversight of the mitigation projects. The Company's share of the cost is estimated to be $23 million. The pricing structure contained in the CPUC's decision regarding accelerated recovery of SONGS Units 2 and 3 costs is expected to accommodate most of these added mitigation costs.
     The environmental laws and regulations regarding natural gas affect the operations of customers as well as the Company's regulated natural gas operations. Increasingly complex administrative and reporting requirements of environmental agencies applicable to commercial and industrial customers utilizing natural gas are not generally required of those using electricity. However, anticipated advancements in natural gas technologies are expected to enable natural gas equipment to remain competitive with alternate energy sources.
     The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.

Other Income, Interest Expense and Income Taxes
Other Income
Other income, which primarily consists of interest income from short-term investments and regulatory accounts receivable balances, increased in 1998 to $21 million from $7 million in 1997. The increase was primarily due to interest earned on temporary investment balances, which were higher in 1998 than in 1997 due to cash received from the issuance of the rate-reduction bonds in December 1997. Other income increased slightly in 1997 to $7 million from $4 million in 1996.

Interest Expense
Interest expense for 1998 increased to $116 million from $86 million in 1997 primarily due to the issuance of rate-reduction bonds in December 1997. Interest expense for 1997 decreased to $86 million from $91 million in 1996 as a result of lower long-term debt balances throughout most of 1997.

Income Taxes
Income tax expense was $142 million, $219 million and $198 million in 1998, 1997 and 1996, respectively. These represent effective tax rates of 43 percent, 48 percent and 47 percent for the same periods. The decrease in the effective tax rate in 1998 is primarily due to tax issues related to the recovery of CTC.

Derivative Financial Instruments
The Company's policy is to use derivative financial instruments to manage exposure to fluctuations in interest rates, foreign currency exchange rates and energy prices. Transactions involving these financial instruments are with reputable firms and major exchanges. The use of these instruments may expose the Company to market and credit risks. At times, credit risk may be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
    The Company periodically enters into interest-rate swap and cap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. These swap and cap agreements generally remain off the balance sheet as they involve the exchange of fixed-rate and variable-rate interest payments without the exchange of the underlying principal amounts. The related gains or losses are reflected in the income statement as part of interest expense. The Company would be exposed to interest-rate fluctuations on the underlying debt should other parties to the agreement not perform. Such nonperformance is not anticipated. At December 31, 1998 and 1997, the notional amount of swap transactions totaled $45 million. See Note 9 of the notes to Consolidated Financial Statements for further information regarding these swap transactions.
    The Company uses energy derivatives to manage natural gas price risk associated with servicing its load requirements. These instruments include forward contracts, futures, swaps, options and other contracts, with maturities ranging from 30 days to 12 months. In the case of price-risk management activities, the use of derivative financial instruments by the Company is subject to certain limitations imposed by established Company policy and regulatory requirements. See Note 9 of the notes to Consolidated Financial Statements and the "Market Risk Management Activities" section below for further information regarding the use of energy derivatives by the Company.

Market Risk Management Activities
Market risk is the risk of erosion of the Company's cash flows, net income and asset values due to adverse changes in interest and foreign-currency rates, and in prices for energy. The Company has adopted corporate-wide policies governing its market-risk management activities. An Energy Risk Management Oversight Committee, consisting of senior corporate officers, oversees Company-wide energy-price risk-management activities to ensure compliance with the Company's stated energy risk-management policies.
    Along with other tools, the Company uses Value at Risk (VaR) to measure its exposure to market risk. VaR is an estimate of the potential loss on a position or portfolio of positions over a specified holding period, based on normal market conditions and within a given statistical confidence level. The Company has adopted the variance/covariance methodology in its calculation of VaR, and uses a 95 percent confidence level. Holding periods are specific to the types of positions being measured, and are determined based on the size of the position or portfolios, market liquidity, tenor and other factors. Historical volatilities and correlations between instruments and positions are used in the calculation.
    The following is a discussion of the Company's primary market-risk exposures as of December 31, 1998, including a discussion of how these exposures are managed.

Interest Rate Risk
The Company is exposed to fluctuations in interest rates primarily as a result of its fixed-rate long-term debt. The Company has historically funded its operations through long-term bond issues with fixed interest rates. With the restructuring of the regulatory process, greater flexibility has been permitted within the debt-management process. As a result, recent debt offerings have been selected with short-term maturities to take advantage of yield curves or used a combination of fixed- and floating-rate debt. Interest rate swaps, subject to regulatory constraints, may be used to adjust interest-rate exposures when appropriate, based upon market conditions.
    The VaR on the Company's fixed rate long-term debt is estimated at approximately $129 million as of December 31, 1998, assuming a one-year holding period.

Energy Price Risk
Market risk related to physical commodities is based upon potential fluctuations in natural gas, petroleum and electricity commodity exchange prices and basis. The Company's market risk is impacted by changes in volatility and liquidity in the markets in which these instruments are traded. The Company is exposed, in varying degrees, to price risk in the natural gas, petroleum and electricity markets. The Company's policy is to manage this risk within a framework that considers the unique markets, operating and regulatory environment.

Market Risk
The Company is exposed to market risk in its natural gas purchase, sale and storage activities whenever natural gas prices fall outside the PBR tolerance band. SDG&E manages this risk within the parameters of the Company's market-risk management framework. As of December 31, 1998 the total VaR of the Company's natural gas positions was not material.
     SDG&E is exposed to market risk on its electricity purchases and sales under the electricity rate cap. See Note 12 of the notes to Consolidated Financial Statements and the discussion under the "Factors Influencing Future Performance" section for further information regarding the electricity rate cap.

Credit Risk
Credit risk relates to the risk of loss that would be incurred as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The Company avoids concentration of counterparties and maintains credit policies with regard to counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances, and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.
The Company monitors credit risk through a credit-approval process and the assignment and monitoring of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry.

Year 2000 Issues
Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issue impacts both Information Technology (IT) systems and also non-IT systems, including systems incorporating "embedded processors." To address this problem, in 1996, both Pacific Enterprises and Enova Corporation established company-wide Year 2000 programs. These programs have now been consolidated into the Sempra Energy's overall Year 2000 readiness effort. Sempra Energy has established a central Year 2000 Program Office which reports to the its Chief Information Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness
Sempra Energy is identifying all IT and non-IT systems that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems and third parties. Sempra Energy is currently evaluating its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing and Year 2000 readiness. Those applications and systems, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities, are being assessed and modified/replaced first. The testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. Sempra Energy uses an independent, internal-review process to verify that the appropriate testing has occurred.
    Inventory and assessment for all company systems were completed by January 1999 and ongoing inventory and assessment will be performed, as necessary, on any new applications. The project is on schedule and the Company estimates that by June 30, 1999, all critical systems will be suitable for continued use into the year 2000 with no significant operational problems.
    Sempra Energy's current schedule for Year 2000 testing, readiness and development of contingency plans is subject to change depending upon the remediation and testing phases of its compliance effort and upon developments that may arise as the Company continues to assess its computer-based systems and operations. In addition, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause Sempra Energy's schedule to change.


Costs to Address Sempra Energy's Year 2000 Issues
Sempra Energy's budget for the Year 2000 program is $48 million, of which $38 million has been spent. As Sempra Energy continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. Sempra Energy's Year 2000 readiness effort is being funded entirely by operating cash flows.

The Risks of Sempra Energy's Year 2000 Issues
Based upon its current assessment and testing of the Year 2000 issue, Sempra Energy believes the reasonably likely worst case Year 2000 scenarios to have the following impacts upon its operations. With respect to Sempra Energy's ability to provide energy to its domestic utility customers, it believes that the reasonably likely worst case scenario is for small, localized interruptions of natural gas or electrical service which are restored in a time-frame that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.
    To assist in preparing for and mitigating these possible scenarios, Sempra Energy is a member of several industry-wide efforts established to deal with Year 2000 problems affecting embedded systems and equipment used by the nation's natural gas and electric power companies. Under these efforts, participating utilities are working together to assess specific vendors' system problems and to test plans. These assessments will be shared by the industry as a whole to facilitate Year 2000 problem solving.
    A portion of this risk is due to the various Year 2000 schedules of critical third-party suppliers and customers. Sempra Energy is in the process of contacting its critical suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and non-IT systems.

Company's Contingency Plans
Sempra Energy's contingency plans for Year-2000-related interruptions are being incorporated in its existing overall emergency preparedness plans. To the extent appropriate, such plans will include emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, identification of alternate suppliers and increasing inventory levels. Sempra Energy expects these contingency plans to be completed by June 30, 1999. Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on Sempra Energy's operations due to Year 2000 issues.

New Accounting Standards
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective January 1, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the Company's Consolidated Financial Statements has not yet been determined.

Information Regarding Forward-Looking Statements
This report includes forward-looking statements within the definition of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "estimates," "believes," "expects," "anticipates," "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those anticipated. These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, local, regional, national, and international economic, competitive, political and regulatory conditions and developments, technological developments, capital market conditions, inflation rates, interest rates, energy markets, weather conditions, business and regulatory or legal decisions, the pace of deregulation of retail natural gas and electricity industries, the timing and success of business development efforts, and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized. Readers are urged to carefully review and consider the risks, uncertainties and other factors which affect the Company's business described in this annual report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations - Market Risk Management Activities."


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of San Diego Gas &
Electric Company:

     We have audited the accompanying consolidated balance sheets of San Diego Gas & Electric Company and subsidiary as of December 31, 1998 and 1997, and the related statements of consolidated income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of San Diego Gas & Electric Company and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
January 27, 1999, except for Note 14 as to which the date is February 22, 1999



SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

For the years ended December 31                           1998     1997     1996
                                                       -------   -------   -------
Operating Revenues
  Electric                                              $1,865    $1,769    $1,591
  PX / ISO power                                           500        --        --
  Gas                                                      384       398       348
                                                        -------   -------   -------
   Total                                                 2,749     2,167     1,939
                                                        -------   -------   -------
Expenses
  Electric fuel                                            177       164       134
  Purchased power                                          292       441       311
  PX / ISO power                                           468        --        --
  Gas purchased for resale                                 166       183       152
  Maintenance                                              106        87        58
  Depreciation and decommissioning                         603       324       314
  Property and other taxes                                  42        43        45
  General and administrative                               290       213       248
  Other                                                    186       178       166
  Income taxes                                             133       217       202
                                                        -------   -------   -------
   Total                                                 2,463     1,850     1,630
                                                        -------   -------   -------
Operating Income                                           286       317       309
                                                        -------   -------   -------
Other Income and (Deductions)
  Allowance for equity funds used
    during construction                                      5         5         5
  Taxes on nonoperating income                              (9)       (2)        4
  Other - net                                               25         4        (5)
                                                        -------   -------   -------
   Total                                                    21         7         4
                                                        -------   -------   -------
Income Before Interest Charges                             307       324       313
                                                        -------   -------   -------
Interest Charges
 Long-term debt                                             96        69        76
 Short-term debt and other                                  14        14        13
 Amortization of debt discount and
   expense, less premium                                     8         5         5
 Allowance for borrowed funds
   used during construction                                 (2)       (2)       (3)
                                                        -------   -------   -------
   Total                                                   116        86        91
                                                        -------   -------   -------
Net Income                                                 191       238       222
Preferred Dividend Requirements                              6         6         6
                                                        -------   -------   -------
Earnings Applicable to Common Shares                    $  185    $  232    $  216
                                                        =======   =======   =======

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
Balance at December 31                                       1998         1997
                                                           -------      -------
ASSETS
Utility plant - at original cost                            $4,903       $4,750
Accumulated depreciation and decommissioning                (2,603)      (2,391)
                                                            ------       ------
   Utility plant - net                                       2,300        2,359
                                                            ------       ------
Nuclear decommissioning trust                                  494          399
                                                            ------       ------
Current assets
   Cash and temporary investments                              284          536
   Accounts receivable                                         199          229
   Due from affiliates                                         110          126
   Inventories                                                  77           65
   Regulatory balancing accounts undercollected - net            9           --
   Other                                                        17           52
                                                            ------       ------
     Total current assets                                      696        1,008
                                                            ------       ------
Deferred taxes recoverable in rates                            194          185
Regulatory assets                                              435          608
Deferred charges and other assets                              138           95
                                                            ------       ------
     Total                                                  $4,257       $4,654
                                                            ======       ======
CAPITALIZATION AND LIABILITIES
Capitalization
   Common equity                                            $1,124       $1,387
   Preferred stock not subject to mandatory redemption          78           78
   Preferred stock subject to mandatory redemption              25           25
   Long-term debt                                            1,548        1,788
                                                            ------       ------
     Total capitalization                                    2,775        3,278
                                                            -------      ------
Current liabilities
   Current portion of long-term debt                            72           73
   Accounts payable                                            165          161
   Dividends payable                                           102           46
   Interest accrued                                              9           11
   Regulatory balancing accounts overcollected - net            --           58
   Other                                                       185          114
                                                            ------       ------
     Total current liabilities                                 533          463
                                                            ------       ------
Customer advances for construction                              41           38
Deferred income taxes - net                                    397          440
Deferred investment tax credits                                 89           94
Deferred credits and other liabilities                         422          341
Contingencies and commitments (Note 11)                         --           --
                                                            ------       ------
     Total                                                  $4,257       $4,654
                                                            ======       ======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS

Dollars in millions
For the years ended December 31                            1998      1997      1996
                                                        --------  --------  --------
Cash Flows from Operating Activities
  Net income                                          $     191    $  238   $   222
  Adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation and decommissioning                      603       324       314
      Allowance for equity funds used during construction    (5)       (5)       (5)
      Deferred income taxes and investment tax credits     (132)       10       (16)
      Application of balancing accounts to stranded costs   (86)       --        --
      Other - net                                           (64)       21        28
      Changes in working capital components
        Accounts receivable                                  30       (41)       18
        Inventories                                         (12)       (2)        5
        Other current assets                                 51        (4)      (14)
        Interest and taxes accrued                           39       (40)      (25)
        Accounts payable and other current liabilities      (66)     (143)       50
        Regulatory balancing accounts                       (14)       23       (37)
  Cash used by discontinued operations                       --        --       (11)
                                                        -------   -------   -------
        Net cash provided by operating activities           535       381       529
                                                        -------   -------   -------
Cash Flows from Investing Activities
  Utility construction expenditures                        (227)     (197)     (209)
  Contributions to decommissioning funds                    (22)      (22)      (22)
  Other - net                                               (28)        5        (3)
                                                        -------   -------   -------
        Net cash used by investing activities              (277)     (214)     (234)
                                                        -------   -------   -------
Cash Flows from Financing Activities
  Dividends paid                                           (269)     (256)     (189)
  Issuances of long-term debt                                --       677       227
  Repayment of long-term debt                              (241)     (133)     (258)
  Redemption of preferred stock                              --        --       (15)
                                                        -------   -------   -------
        Net cash provided (used) by financing activities   (510)      288      (235)
                                                        -------   -------   -------
Net increase (decrease)                                    (252)      455        60
Cash and temporary investments, January 1                   536        81        21
                                                        -------   -------   -------
Cash and temporary investments, December 31              $  284    $  536   $    81
                                                        =======   =======   =======
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS (continued)

Dollars in millions
For the years ended December 31                            1998      1997      1996
                                                        --------  --------  --------
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
   Income tax payments, net of refunds                  $   207    $  217   $   245
                                                        =======   =======   =======
   Interest payments, net of amounts capitalized        $   118    $   89   $    94
                                                        =======   =======   =======

Supplemental Schedule of Non-Cash Transactions
   Net assets of affiliates transferred to parent       $    --    $   --   $   150
                                                        =======   =======   =======
   Dividend to parent of intercompany receivable        $   100    $   --   $    --
                                                        =======   =======   =======
   Property dividend to parent                          $    29    $   --   $    --
                                                        =======   =======   =======

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1998, 1997, 1996
(Dollars in millions)

                                     Preferred Stock
                                 ------------------------
                                 Not Subject   Subject to
                                 to Mandatory  Mandatory   Common    Retained
                                 Redemption    Redemption  Stock     Earnings
------------------------------------------------------------------------------
Balance at December 31, 1995     $    93       $   25      $  857     $   662
Net income                                                                222
Transfer to Enova Corporation                                            (150)
Preferred stock retired              (15)
Preferred stock dividends declared                                         (6)
Common stock dividends declared                                          (182)
------------------------------------------------------------------------------
Balance at December 31, 1996          78           25         857         546
Net income                                                                238
Special dividend to Enova Corporation                                     (70)
Preferred stock dividends declared                                         (6)
Common stock dividends declared                                          (178)
------------------------------------------------------------------------------
Balance at December 31, 1997          78           25         857         530
Net income                                                                191
Special dividends to Sempra Energy                                       (129)
Preferred dividends declared                                               (6)
Common stock dividends declared                                          (319)
------------------------------------------------------------------------------
Balance at December 31, 1998     $    78       $   25      $  857     $   267
==============================================================================

See notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS COMBINATION

On June 26, 1998, Enova Corporation (Enova), parent company of San Diego Gas & Electric Company (SDG&E), and Pacific Enterprises (PE) combined into a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into
1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and preference stock of SDG&E; PE; and PE's principal subsidiary, Southern California Gas Company (SoCalGas), remained outstanding. The combination was approved by the shareholders of both companies on March 11, 1997 and was a tax-free transaction. The Consolidated Financial Statements of Sempra Energy and its subsidiaries give effect to the business combination using the pooling-of-interests method.

As required by the March 1998 decision of the California Public Utilities Commission (CPUC) approving the business combination, SDG&E has entered into agreements to sell its fossil-fueled generation units. The sales are subject to regulatory approvals and are expected to close during the first half of 1999. Additional information concerning the sale of SDG&E's power plants is provided in Note 12. In addition, SoCalGas has sold its options to purchase the California portions of the Kern River and Mojave Pipeline natural gas transmission facilities. The Federal Energy Regulatory Commission's (FERC) approval of the combination includes conditions that the combined company will not unfairly use any potential market power regarding natural gas transportation to fossil-fueled generation plants. The FERC also specifically noted that the divestiture of SDG&E's fossil-fueled generation plants would eliminate any concerns about vertical market power arising from transactions between SDG&E and SoCalGas.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of SDG&E and its sole subsidiary, SDG&E Funding LLC. All material intercompany accounts and transactions have been eliminated.

Property, Plant and Equipment

This primarily represents the buildings, equipment and other facilities used by the Company to provide natural gas and electric utility service. The cost of utility plant includes labor, materials, contract services and related items, and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs minus salvage value, is charged to accumulated depreciation. Information regarding electric-industry restructuring and its effect on utility plant is included in Note 12. Utility plant balances by major functional categories at December 31, 1998, are: electric distribution $2.4 billion, natural gas operations $0.9 billion, electric transmission $0.7 billion, electric generation $0.6 billion and other electric $0.3 billion. The corresponding amounts at December 31, 1997, were essentially the same. Accumulated depreciation and decommissioning of natural gas and electric utility plant in service at December 31, 1998, are $0.4 billion and $2.2 billion, respectively, and at December 31, 1997, were $0.4 billion and $2.0 billion, respectively. Depreciation expense is based on the straight-line method over the useful lives of the assets or a shorter period prescribed by the CPUC. The provisions for depreciation as a percentage of average depreciable utility plant (by major functional categories) in 1998, 1997, and 1996, respectively are: natural gas operations 4.01, 4.03, 4.07, electric generation 6.49, 5.60, 5.60, electric distribution 4.49, 4.39, 4.38, electric transmission 3.31, 3.28, 3.25, and other electric 6.29, 6.02, 5.95.
The increase for electric generation in 1998 reflects the accelerated recovery of generation facilities. See Note 12 for additional discussion of generation facilities and industry restructuring.

Allowance for Funds Used During Construction (AFUDC)

The allowance represents the cost of funds used to finance the construction of utility plant and is added to the cost of utility plant. AFUDC also increases income, as an offset to interest charges shown in the Statements of Consolidated Income, although it is not a current source of cash.

Inventories

Materials and supplies are $48 million and $43 million at December 31, 1998 and 1997, respectively. Fuel oil inventory is $29 million and $22 million at December 31, 1998 and 1997, respectively. Materials and supplies are generally valued at the lower of average cost or market; fuel oil is valued by the last-in first-out method.

Effects of Regulation

SDG&E accounting policies conform with generally accepted accounting principles for regulated enterprises and reflect the policies of the CPUC and the FERC.
     SDG&E has been preparing its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated utility may record a regulatory asset if it is probable that, through the ratemaking process, the utility will recover that asset from customers. Regulatory liabilities represent future reductions in rates for amounts due to customers. To the extent that portions of the utility operations were no longer subject to SFAS No. 71, or recovery was no longer probable as a result of changes in regulation or their competitive position, the related regulatory assets and liabilities would be written off. In addition, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," affects utility plant and regulatory assets such that a loss must be recognized whenever a regulator excludes all or part of an asset's cost from rate base. As discussed in Note 12, California enacted a law restructuring the electric-utility industry. The law adopts the December 1995 CPUC policy decision, and allows California electric utilities the opportunity to recover existing utility plant and regulatory assets over a transition period that ends in 2001. In 1997, SDG&E ceased the application of SFAS No. 71 with respect to its electric-generation business. The application of SFAS No. 121 continues to be evaluated as industry restructuring progresses. Additional information concerning regulatory assets and liabilities is described below in "Revenues and Regulatory Balancing Accounts" and in Note 12.

Revenues and Regulatory Balancing Accounts

Revenues from utility customers consist of deliveries to customers and the changes in regulatory balancing accounts. Previously, earnings fluctuations from changes in the costs of fuel oil, purchased energy and natural gas, and consumption levels for electricity and the majority of natural gas were eliminated by balancing accounts authorized by the CPUC. This is still the case for most natural gas operations. However, as a result of California's electric-restructuring law, overcollections recorded in SDG&E's Energy Cost Adjustment Clause and Electric Revenue Adjustment Mechanism balancing accounts were transferred to the Interim Transition Cost Balancing Account, which is being applied to transition cost recovery, and fluctuations in costs and consumption levels can affect earnings from electric operations. Additional information on electric-industry restructuring is included in Note 12.

Regulatory Assets

Regulatory assets include San Onofre Nuclear Generating Station (SONGS), post-retirement benefit costs, deferred income taxes recoverable in rates and other regulatory-related expenditures that the Company expects to recover in future rates. See Note 12 for additional information.

Nuclear Decommissioning Liability

Deferred credits and other liabilities at December 31, 1998, include $146 million ($117 million in 1997) of accumulated decommissioning costs associated with the Company's SONGS Unit 1, which was permanently shut down in 1992. Additional information on SONGS Unit 1 decommissioning costs is included in Note 5. The corresponding liability for Units 2 and 3 is included in accumulated depreciation and amortization.

Comprehensive Income

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires reporting of comprehensive income and its components (revenues, expenses, gains and losses) in any complete presentation of general-purpose financial statements. Comprehensive income describes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events including, as applicable, foreign-currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income was equal to net income for the years ended December 31, 1998, 1997, and 1996.

Use of Estimates in the Preparation of the Financial Statements

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statements of Consolidated Cash Flows

Temporary investments are highly liquid investments with original maturities of three months or less, or investments that are readily convertible to cash.

Basis of Presentation

Certain prior-year amounts have been reclassified to conform to the current year's presentation.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, which is effective January 1, 2000, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the Company's Consolidated Financial Statements has not yet been determined.

NOTE 3: SHORT-TERM BORROWINGS

SDG&E has $30 million of bank lines available to support commercial paper and $265 million of bank lines available to support variable-rate, long-term debt. The credit agreements expire at varying dates from 1999 through 2000 and bear interest at various rates based on market rates and the Company's credit rating. SDG&E's bank lines of credit were unused at both December 31, 1998, and 1997.


NOTE 4:  LONG-TERM DEBT

-------------------------------------------------------------------
                                                 December 31,
(Dollars in millions)                         1998         1997
-------------------------------------------------------------------
First Mortgage Bonds
  7.625% June 15, 2002                      $   28       $   80
  6.800% June 1, 2015                           14           14
  5.900% June 1, 2018                           71           71
  5.900% September 1, 2018                      93           93
  6.100% September 1, 2018                      40           40
  6.400% September 1, 2018                      43           43
  6.100% September 1, 2019                      35           35
  9.625% April 15, 2020                         10           54
  Variable rates September 1, 2020              58           75
  5.850% June 1, 2021                           60           60
  8.500% April 1, 2022                          10           44
  5.420% December 1, 2027                       45           45
  6.400% December 1, 2027                       75           75
  Variable rates December 1, 2027              130          130
                                           ------------------------
                                               712          859
                                           ------------------------
Unsecured Bonds
  5.900% June 1, 2014                          130          130
  Variable % July 1, 2021                       39           39
  Variable % December 1, 2021                   60           60
  Variable % March 1, 2023                      25           25
                                           ------------------------
                                               254          254
                                           ------------------------
Rate-reduction bonds                           592          658
Capital leases                                  63           95
Other long-term debt                            --            1
                                           ------------------------
    Total                                    1,621        1,867

Less:
  Long term debt due within one year            72           73
  Unamortized debt discount less premium         1            6
                                           ------------------------
Total                                       $1,548       $1,788
-------------------------------------------------------------------

First-Mortgage Bonds
First-mortgage bonds are secured by a lien on substantially all of SDG&E's utility plant. SDG&E may issue additional first-mortgage bonds upon compliance with the provisions of their bond indentures, which provide for, among other things, the issuance of an additional $712 million of first-mortgage bonds at December 31, 1998.
     SDG&E retired $147 million of first-mortgage bonds prior to scheduled maturity. Certain first-mortgage bonds may be called at SDG&E's option. SDG&E has $188 million of variable-interest-rate provisions that are callable at various dates within one year.

Rate-Reduction Bonds
In December 1997, $658 million of rate-reduction bonds were issued on behalf of SDG&E at an average interest rate of 6.26 percent. These bonds were issued to facilitate the 10-percent rate reduction mandated by California's electric-restructuring law. See Note 12 for additional information. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a charge on their electricity bills. These bonds are secured by the revenue streams collected from customers and are not secured by, or payable from, utility assets.

Interest Rate Swaps
SDG&E periodically enters into interest-rate swap and cap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowings. At December 31, 1998, SDG&E had such an agreement, maturing in 2002, with underlying debt of $45 million.

NOTE 5:  FACILITIES UNDER JOINT OWNERSHIP

SONGS and the Southwest Powerlink transmission line are owned jointly with other utilities. SDG&E's interests at December 31, 1998, are:

---------------------------------------------------------------------
(Dollars in millions)                                    Southwest
Project                                       SONGS      Powerlink
---------------------------------------------------------------------
Percentage ownership    		             20          89
Regulatory assets                           $   312           -
Utility plant in service                          -      $  217
Accumulated depreciation and amortization         -      $  104
Construction work in progress               $    18      $    1
---------------------------------------------------------------------

     The Company's share of operating expenses is included in the Statements of Consolidated Income. Each participant in the facilities must provide its own financing. The amounts specified above for SONGS include nuclear production, transmission and other facilities. $11 million of substation equipment included in these amounts is wholly owned by the Company.

SONGS Decommissioning

Objectives, work scope and procedures for the future dismantling and decontamination of the SONGS units must meet the requirements of the Nuclear Regulatory Commission, the Environmental Protection Agency, the California Public Utilities Commission and other regulatory bodies.
     The Company's share of decommissioning costs for the SONGS units is estimated to be $425 million in today's dollars and is based on a cost study completed in 1998. Cost studies are performed and updated periodically by outside consultants. Although electric-industry restructuring legislation requires that stranded costs, which include SONGS' costs, be amortized in rates by 2001, the recovery of decommissioning costs is allowed until the time that the costs are fully recovered.
     The amount accrued each year is based on the amount allowed by regulators and is currently being collected in rates. This amount is considered sufficient to cover the Company's share of future decommissioning costs. Payments to the nuclear-decommissioning trusts are expected to continue until SONGS is decommissioned, which is not expected to occur before 2013. Unit 1, although permanently shut down in 1992, was scheduled to be decommissioned concurrently with Units 2 and 3. However, the Company and the other owners of SONGS have requested that the CPUC grant authority to begin decommissioning Unit 1 on January 1, 2000.
     The amounts collected in rates are invested in externally managed trust funds. The securities held by the trust are considered available for sale and are shown on the Consolidated Balance Sheets adjusted to market value. The fair values reflect unrealized gains of $149 million and $89 million at December 31, 1998, and 1997, respectively.
     The Financial Accounting Standards Board is reviewing the accounting for liabilities related to closure and removal of long-lived assets, such as nuclear power plants, including the recognition, measurement and classification of such costs. The Board could require, among other things, that the Company's future balance sheets include a liability for the estimated decommissioning costs, and a related increase in the cost of the asset.
     Additional information regarding SONGS is included in Notes 11 and 12.

NOTE 6:  INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:
-------------------------------------------------------------
                                     1998     1997     1996
-------------------------------------------------------------
Statutory federal income tax rate    35.0%    35.0%    35.0%
Depreciation                          0.1      7.1      5.7
State income taxes - net of
  federal income tax benefit          5.6      5.7      6.1
Tax credits                          (1.7)    (1.3)    (2.1)
Other - net                           3.6      1.4      2.3
                                  ---------------------------
    Effective income tax rate        42.6%    47.9%    47.0%
-------------------------------------------------------------

The components of deferred income taxes at December 31 are as follows:
-------------------------------------------------------------
(Dollars in millions)                     1998         1997
-------------------------------------------------------------
Deferred tax liabilities
  Differences in financial and
    tax bases of utility plant         $   440      $   568
  Regulatory balancing accounts             74           -
  Loss on reacquired debt                   34           31
  Other                                     71           33
                                  ---------------------------
  Total deferred tax liabilities           619          632
                                  ---------------------------
Deferred tax assets
  Unamortized investment tax credits        63           65
  Regulatory balancing accounts              -           28
  Unbilled revenue                          22           22
  Other                                    100           90
                                  ---------------------------
  Total deferred tax assets                185          205
                                  ---------------------------
Net deferred income tax liability          434          427
Current portion - net
  asset (liability)                        (37)          13
                                  ---------------------------
Non-current portion - net liability    $   397      $   440
-------------------------------------------------------------

The components of income tax expense are as follows:

-------------------------------------------------------------
(Dollars in millions)            1998       1997      1996
-------------------------------------------------------------
Current
  Federal                        $  150    $  164   $  169
  State                              41        44       45
                                  ---------------------------
    Total current taxes             191       208      214
                                  ---------------------------
Deferred
  Federal                           (30)       13       (9)
  State                             (16)        2       (1)
                                  ---------------------------
    Total deferred taxes            (46)       15      (10)
                                  ---------------------------
Deferred investment
  tax credits - net                  (3)       (4)      (6)
                                  ---------------------------
Total income tax expense         $  142    $  219   $  198
-------------------------------------------------------------

Federal and state income taxes are allocated between operating income and other income.

NOTE 7:  EMPLOYEE BENEFIT PLANS

The information presented below describes the plans of the Company. In connection with the PE/Enova Business Combination described in
Note 1, certain of these plans have been or will be replaced or modified, and numerous participants have been or will be transferred from the Company's plans to those of Sempra Energy.

Pension and Other Postretirement Benefits

The Company sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two years, and a statement of the funded status as of each year end:


-------------------------------------------------------------------------------
                                                                 Other
                                   Pension Benefits      Postretirement Benefits
                                -----------------------------------------------
(Dollars in millions)                1998      1997           1998        1997
--------------------------------------------------------------------------------
Weighted-Average Assumptions
  as of December 31:
Discount rate                        6.75%     7.25%          6.75%       7.25%
Expected return on plan assets       8.50%     8.50%          8.50%       4.50%
Rate of compensation increase        5.00%     5.00%          5.00%       5.00%
Cost trend of covered
  health-care charges                   -         -           8.00%(1)    7.00%(2)


Change in Benefit Obligation:
Net benefit obligation at
  January 1                        $  605    $  546          $  43        $  41
Service cost                           19        18              1            1
Interest cost                          43        40              3            3
Plan amendments                        (3)        -              -            -
Actuarial (gain) loss                 (17)       19              5            1
Transfer of liability (3)            (112)        -              -            -
Special termination benefits            9         -              -            -
Gross benefits paid                   (50)      (18)            (4)          (3)
                                  -----------------------------------------------
Net benefit obligation at
  December 31                         494       605             48           43
                                  -----------------------------------------------

Change in Plan Assets:
Fair value of plan assets
  at January 1                        699       598             14           12
Actual return on plan assets          103       118              1            1
Employer contributions                  1         1              6            4
Transfer of assets (3)               (166)        -              -            -
Gross benefits paid                   (50)      (18)            (4)          (3)
                                  -----------------------------------------------
Fair value of plan assets
  at December 31                      587       699             17           14
                                  -----------------------------------------------
Funded status at December 31           93        94            (31)         (29)
Unrecognized net actuarial
  (gain) loss                        (196)     (200)             1           (2)
Unrecognized prior service cost        23        29              -            -
                                  -----------------------------------------------
Net liability at December 31 (4)    $ (80)    $ (77)         $ (30)       $ (31)
---------------------------------------------------------------------------------
(1) Decreasing to ultimate trend of 6.50% in 2004.
(2) Decreasing to ultimate trend of 6.50% in 1998.
(3) To reflect transfer of plan assets and liability to Sempra Energy plan for Company employees transferred to Sempra Energy.
(4) Approximates amounts recognized in the Consolidated Balance Sheets at
    December 31. Prior year amounts include non-qualified plans to be consistent with the current year presentation.

The following table provides the components of net periodic benefit cost for the plans:

---------------------------------------------------------------------------------
                                                                  Other
                                     Pension Benefits     Postretirement Benefits
                                  -----------------------------------------------
(Dollars in millions)               1998   1997   1996     1998     1997     1996
                                  -----------------------------------------------
Service cost                        $ 19   $ 18   $ 19     $  1     $  1     $  1
Interest cost                         43     40     39        3        3        3
Expected return on assets            (60)   (50)   (45)      (1)       -        -
Amortization of:
  Transition obligation                -      -      -        2        2        2
  Prior service cost                   3      3      3        -        -        -
  Actuarial gain                     (11)    (9)    (5)       -        -        -
Special termination benefit            9      -      -        -        -        -
Regulatory adjustment                  -      -    (15)       -       (1)      (1)
                                  -----------------------------------------------
Total net periodic benefit cost     $  3   $  2   $ (4)     $ 5      $ 5      $ 5
---------------------------------------------------------------------------------

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates would have the following effects:

------------------------------------------------------------------------
(Dollars in millions)                      1% Increase       1% Decrease
------------------------------------------------------------------------

Effect on total of service and interest cost
  components of net periodic postretirement
  health care benefit cost                         --             --

Effect on the health care component of the
  accumulated postretirement benefit obligation  $  2           $ (1)
------------------------------------------------------------------------

The projected benefit obligation and accumulated benefit obligation of the pension plan were $15 million and $14 million, respectively, as of December 31, 1998, and $16 million and $10 million, as of December 31, 1997.
     Other postretirement benefits include medical benefits for retirees and their spouses and retiree life insurance.

Savings Plans

SDG&E offers a savings plan, administered by plan trustees, to all eligible employees. Eligibility to participate in the plan begins after one month of service. Employees may contribute, subject to plan provisions, from 1 percent to 15 percent of their regular earnings. The employees' contributions, at the direction of the employees, are primarily invested in Sempra Energy common stock or mutual funds. Employer contributions, after one year of service, are made in shares of Sempra Energy common stock. Employer contributions are equal to 50 percent of the first 6 percent of eligible base salary contributed by employees. During 1998, SDG&E's plan contribution was age-based for represented employees. Annual expense for the savings plans was $5 million in 1998, $3 million in 1997 and $2 million in 1996.

NOTE 8:  STOCK-BASED COMPENSATION

Sempra Energy has stock-based compensation plans that align employee and shareholder objectives related to Sempra Energy's long-term growth. The long-term incentive stock compensation plan provides for aggregate awards of Sempra Energy non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments or dividend equivalents to eligible employees of Sempra Energy and its subsidiaries.
     In 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based compensation," was issued. It encourages a fair-value-based method of accounting for stock-based compensation. As permitted by SFAS No. 123, Sempra Energy and its subsidiaries adopted the statement's disclosure-only requirements and continue to account for stock-based compensation in accordance with the provisions of accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."
     To the extent that subsidiary employees participate in the plans or that subsidiaries are allocated a portion of Sempra Energy's costs of the plans, the subsidiaries record an expense for the plans. SDG&E recorded expenses of $2 million in 1998, $1 million in 1997 and $1 million in 1996.

NOTE 9:  FINANCIAL INSTRUMENTS

Fair Value

The fair values of the Company's financial instruments are not materially different from the carrying amounts, except for long-term debt. The carrying amounts and fair values of long-term debt are $1.5 billion and $1.6 billion, respectively, at December 31, 1998, and $1.8 billion each at December 31, 1997. The fair values of the first-mortgage and other bonds are estimated based on quoted market prices for them or for similar issues. Included in long-term debt are the Company's rate-reduction bonds. The carrying amounts and fair values of the rate-reduction bonds are $592 million and $607 million, respectively, at December 31, 1998, and $658 million each at December 31, 1997.

Off-Balance-Sheet Financial Instruments

The Company's policy is to use derivative financial instruments to manage its exposure to fluctuations in interest rates, foreign-currency exchange rates and energy prices. Transactions involving these financial instruments expose the Company to market and credit risks which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Swap Agreements

The Company periodically enters into interest-rate-swap and cap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. These agreements generally remain off the balance sheet as they involve the exchange of fixed- and variable-rate interest payments without the exchange of the underlying principal amounts. The related gains or losses are reflected in the consolidated income statement as part of interest expense.
     At December 31, 1998, and 1997, the Company had one interest-rate-swap agreement: a floating-to-fixed-rate swap associated with $45 million of variable-rate bonds maturing in 2002. SDG&E expects to hold this financial instrument to its maturity. This swap agreement has effectively fixed the interest rate on the underlying variable-rate debt at 5.4 percent. SDG&E would be exposed to interest-rate fluctuations on the underlying debt should the counterparty to the agreement not perform. Such nonperformance is not anticipated. This agreement, if terminated, would result in an obligation of $3 million at December 31, 1998, and $2 million at December 31, 1997. Additional information on this topic is included in Note 4.

Energy Derivatives

The Company uses energy derivatives for price-risk management purposes within certain limitations imposed by Company policies and regulatory requirements. Energy derivatives are used to mitigate risk and better manage costs. These instruments include forward contracts, swaps, options and other contracts which have maturities ranging from 30 days to 12 months.
     For the years ended December 31, 1998, 1997, and 1996, gains and losses from these activities are not material to SDG&E's financial statements.

NOTE 10:  SHAREHOLDERS' EQUITY

--------------------------------------------------------------
                                             December 31,
(Dollars in millions)                      1998      1997
--------------------------------------------------------------
COMMON EQUITY
Common stock, without par value,
  authorized 255,000,000 shares          $   857   $   857
Retained earnings                            267       530
                                        ----------------------
    Total common equity                  $ 1,124   $ 1,387
--------------------------------------------------------------
All shares of SDG&E common stock are wholly owned by Enova
Corporation.

Dividend Restrictions
The CPUC regulates SDG&E's capital structure, limiting the dividends it may pay. At December 31, 1998, $183 million of retained earnings was available for future dividends.



---------------------------------------------------------------
                                          Call     December 31,
(Dollars in millions except call price)   Price    1998   1997
---------------------------------------------------------------
PREFERRED STOCK
Not subject to mandatory redemption
   $20 par value, authorized
     1,375,000 shares:
      5% Series, 375,000
        shares outstanding               $ 24.00   $ 8    $ 8
      4.50% Series, 300,000
        shares outstanding               $ 21.20     6      6
      4.40% Series, 325,000
        shares outstanding               $ 21.00     6      6
      4.60% Series, 373,770
        shares outstanding               $ 20.25     7      7
  Without par value:
      $1.70 Series, 1,400,000
        shares outstanding               $ 25.85    35     35
      $1.82 Series, 640,000
        shares outstanding               $ 26.00    16     16
                                                 --------------
    Total not subject to
      mandatory redemption                         $78    $78
                                                 --------------
Subject to mandatory redemption
  Without par value
      $1.7625 Series, 1,000,000
        shares outstanding               $ 25.00   $25    $25
---------------------------------------------------------------

All series of SDG&E's preferred stock have cumulative preferences as to dividends. The $20 par value preferred stock has two votes per share on matters being voted upon by shareholders of SDG&E and a liquidation value at par, whereas the no par value preferred stock is nonvoting and has a liquidation value of $25 per share. SDG&E is authorized to issue 10,000,000 shares of no par value stock (both subject to and not subject to mandatory redemption). All series are currently callable except for the $1.70 and $1.7625 series (callable in 2003). The $1.7625 series has a sinking fund requirement to redeem 50,000 shares per year from 2003 to 2007; the remaining 750,000 shares must be redeemed in 2008.

NOTE 11:  CONTINGENCIES AND COMMITMENTS

Natural Gas Contracts

SDG&E buys natural gas primarily from various spot-market suppliers. It also has long-term capacity contracts with interstate pipelines which expire on various dates between 2007 and 2023. SDG&E has long-term natural gas supply contracts (included in the table below) with four Canadian suppliers that expire between 2001 and 2004. SDG&E has been involved in negotiations and litigation with the suppliers concerning the contracts' terms and prices. SDG&E has settled with three of the suppliers. One of the three is delivering natural gas under the terms of the settlement agreement; the other two have ceased deliveries. The fourth supplier has ceased deliveries pending legal resolution. If the supply of Canadian natural gas to SDG&E is not resumed to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways, including the transport of replacement natural gas and the release of a portion of this capacity to third parties.
     At December 31, 1998, the future minimum payments under natural gas contracts were:
---------------------------------------------------------------------
                                         Storage and
(Dollars in millions)                   Transportation   Natural Gas
---------------------------------------------------------------------
1999                                            $12              $18
2000                                             11               20
2001                                              9               22
2002                                              9               22
2003                                              9               23
Thereafter                                      128                -
                                            ------------------------
Total minimum payments                         $178             $105
---------------------------------------------------------------------

Total payments under the short-term and long-term contracts were $103 million in 1998, $125 million in 1997, and $100 million in 1996. All of SDG&E's natural gas is delivered through SoCalGas pipelines under a short-term transportation agreement. In addition, SoCalGas provides SDG&E six billion cubic feet of natural gas storage capacity under an agreement expiring March 2000. These agreements are not included in the above table.

Purchased Power Contracts

SDG&E buys electric power under several long-term contracts. The contracts expire on various dates between 1999 and 2025. Under California's Electric Industry Restructuring law, which is described in Note 12, the California investor-owned electric utilities (IOUs) are obligated to bid their power supply, including owned generation and purchased-power contracts, into the California Power Exchange (PX). As a result, SDG&E's system requirements are met primarily through purchases from the PX.
     At December 31, 1998, the estimated future minimum payments under the long-term contracts were:

---------------------------------------------------------------------
(Dollars in millions)
---------------------------------------------------------------------
1999                                                         $  249
2000                                                            211
2001                                                            174
2002                                                            136
2003                                                            135
Thereafter                                                    2,001
                                                            --------
Total minimum payments                                       $2,906
---------------------------------------------------------------------

     These payments for actual purchases represent capacity charges and minimum energy purchases. SDG&E is required to pay additional amounts for actual purchases of energy that exceed the minimum energy commitments. Total payments, including actual energy payments, under the contracts were $293 million in 1998, $421 million in 1997 and $296 million in 1996. Payments under purchased-power contracts decreased in 1998 as a result of the purchases from the PX, which commenced April 1, 1998.
      SDG&E has entered into agreements to sell its power plants and other electric-generating resources (excluding SONGS), and has announced a plan to auction its long-term purchased power contracts. Additional information on this topic is provided in
Note 12.

Leases

SDG&E has capital and operating leases on real and personal
property expiring at various dates from 1999 to 2030. SDG&E has nuclear fuel, office buildings, a generating facility and other properties that are financed by long-term capital leases. Utility plant includes $177 million at December 31, 1998, and $198 million at December 31, 1997, related to these leases. The associated accumulated amortization is $114 million and $102 million, respectively. SDG&E also has office facilities, computer equipment and vehicles under operating leases. Certain leases on office facilities contain escalation clauses requiring annual increases in rent ranging from 2 percent to 7 percent.
     The minimum rental commitments payable in future years under all noncancellable leases are:
---------------------------------------------------------------------
                                Operating                 Capitalized
(Dollars in millions)              Leases                     Leases*
---------------------------------------------------------------------
1999                                  $15                        $27
2000                                   13                         10
2001                                   12                         10
2002                                    8                         10
2003                                    7                         10
Thereafter                             34                          5
                                -------------------------------------
Total future rental commitment        $89                         72
Imputed interest (6% to 9%)                                      (10)
                                                              -------
Net commitment                                                   $62
---------------------------------------------------------------------

* These amounts are reduced by a total of $55 million upon SDG&E's divestiture of its fossil fuel generating facilities.

     Rent expense totaled $50 million in 1998, $43 million in 1997, and $46 million in 1996.

Environmental Issues

SDG&E believes that its operations are conducted in accordance with federal, state and local environmental laws and regulations governing hazardous wastes, air and water quality, land use, and solid waste disposal. SDG&E incurs significant costs to operate its facilities in compliance with these laws and regulations. The costs of compliance with environmental laws and regulations generally have been recovered in customer rates.
     In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account allowing utilities to recover their hazardous waste costs, including those related to Superfund sites or similar sites requiring cleanup. Recovery of 90 percent of cleanup costs and related third-party litigation costs and 70 percent of the related insurance-litigation expenses is permitted. Environmental liabilities that may arise are recorded when remedial efforts are probable and the costs can be estimated.
     At December 31, 1998, the utility's estimated remaining investigation and remediation liability related to hazardous waste sites was $15 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. SDG&E believes that any costs not ultimately recovered through rates, insurance or other means, upon giving effect to previously established liabilities, will not have a material adverse effect on the Company's consolidated results of operations or the financial position.
     SDG&E's capital expenditures to comply with environmental laws and regulations were $1 million in 1998, $4 million in 1997, and $6 million in 1996, and are not expected to be significant over the next five years. These expenditures primarily include the estimated cost of retrofitting SDG&E's power plants to reduce air emissions. These costs will be reduced significantly by SDG&E's sale of its non-nuclear generating facilities. SDG&E has been associated with various sites which may require remediation under federal, state or local environmental laws. SDG&E is unable to fully determine the extent of its responsibility for remediation of these sites until assessments are completed. Furthermore, the number of others that also may be responsible, and their ability to share in the cost of the cleanup, is not known. SDG&E does not anticipate that such costs, net of the portion recoverable in rates, will be significant.
     As discussed in Note 12, restructuring of the California electric-utility industry will change the way utility rates are set and costs are recovered. SDG&E has asked that the collaborative account be modified, and that electric generation-related cleanup costs be eligible for transition-cost recovery. The final outcome of this decision is that SDG&E's costs of compliance with environmental regulations may be fully recoverable.

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



Department of Energy Decommissioning

The Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the Department of Energy nuclear-fuel-enrichment facilities. Utilities which have used DOE enrichment services are being assessed a total of $2.3 billion, subject to adjustment for inflation, over a 15-year period ending in 2006. Each utility's share is based on its share of enrichment services purchased from the DOE through 1992. SDG&E's annual assessment is approximately $1 million. This assessment is recovered through SONGS revenue.

Litigation

SDG&E is involved in various legal matters, including those arising out of the ordinary course of business. Management believes that these matters will not have a material adverse effect on SDG&E's results of operations, financial condition or liquidity.

Electric Distribution System Conversion

Under a CPUC-mandated program and through franchise agreements with various cities, SDG&E is committed, in varying amounts, to converting overhead distribution facilities to underground. As of December 31, 1998, the aggregate unexpended amount of this commitment was approximately $104 million. Capital expenditures for underground conversions were $17 million in 1998 and 1997, and $15 million in 1996.

Concentration of Credit Risk

SDG&E maintains credit policies and systems to minimize overall credit risk. These policies include, when applicable, the use of an evaluation of potential counterparties' financial condition and an assignment of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry.
     SDG&E grants credit to its utility customers, substantially all of whom are located in SDG&E's service territory, which covers all of San Diego County and an adjacent portion of Orange County.

NOTE 12:  REGULATORY MATTERS

Electric-Industry Restructuring

In September 1996, California enacted a law restructuring its electric-utility industry (AB 1890). The legislation adopts the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates.
     Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. The California investor-owned electric utilities (IOUs) are obligated to sell their power supply, including owned-generation and purchased-power contracts, to the PX. The IOUs are also obligated to purchase from the PX the power that they distribute. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of which source the consumer chooses. An example of these changes in the electric-utility environment is the U.S. Navy, SDG&E's largest customer. The U.S. Navy's contract to purchase energy from SDG&E was not renewed when it expired on September 30, 1998. Instead, the U.S. Navy elected to obtain energy through direct access and SDG&E continues to provide the distribution service.
     Utilities are allowed a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. Stranded costs include sunk costs, as well as ongoing costs the CPUC finds reasonable and necessary to maintain generation facilities through December 31, 2001. These costs also include other items SDG&E has recorded under traditional cost-of-service regulation. Certain stranded costs, such as those related to reasonable employee-related costs directly caused by restructuring, and purchased-power contracts (including those with qualifying facilities) may be recovered beyond December 31, 2001. To the extent that the opportunity to recover stranded costs is reduced by the costs to accommodate the implementation of direct access and the ISO/PX during the rate freeze (discussed below), those displaced stranded costs may be recovered after December 31, 2001. Outside of those exceptions, stranded costs not recovered through 2001 will not be collected from customers. Such costs, if any, would be written off as a charge against earnings. Nuclear decommissioning costs are nonbypassable until fully recovered, but are not included as part of transition costs.
     Through December 31, 1998, SDG&E has recovered transition costs of $500 million for nuclear generation and $200 million for non-nuclear generation. Excluding the costs of purchased power and other costs whose recovery is not limited to the pre-2002 period, the balance of SDG&E's stranded assets at December 31, 1998, is $600 million, consisting of $400 million for the power plants and $200 million of related deferred taxes and undercollections.
     In November 1997, SDG&E announced a plan to auction its power plants and other electric-generating assets. This plan includes the divestiture of SDG&E's fossil power plants and combustion turbines, its 20-percent interest in SONGS and its portfolio of long-term purchased-power contracts. The power plants, including the interest in SONGS, have a net book value as of December 31, 1998, of $400 million ($100 million for fossil and $300 million for SONGS) and a combined generating capacity of 2,400 megawatts. The proceeds from the sales, net of the costs of the sales and certain environmental cleanup costs, will be applied directly to SDG&E's transition costs. The fossil-fuel assets' auction is being separated from the auction of SONGS and the purchased-power contracts. In October 1998, the CPUC issued an interim decision approving the commencement of the fossil fuel assets' auction.
     On December 11, 1998, contracts were executed for the sale of SDG&E's South Bay Power Plant, Encina Power Plant and 17 combustion-turbine generators. The South Bay Power Plant is being sold to the San Diego Unified Port District for $110 million. The Encina Power Plant and the combustion-turbine generators are being sold to a special-purpose entity owned equally by Dynegy Power Corp. and NRG Energy, Inc. for $356 million. The sales are subject to regulatory approval and are expected to close during the first half of 1999.
     During the 1998-2001 period, recovery of transition costs is limited by the rate freeze discussed below. Management believes that rates and the proceeds from the sale of electric-generating assets will be sufficient to recover all of SDG&E's approved transition costs by December 31, 2001, not including the post-2001 purchased-power contracts payments that may be recovered after 2001. However, if 1998-2001 generation costs, principally fuel costs, are greater than anticipated, SDG&E may be unable to recover all of its approved transition costs. This would result in a charge against earnings at the time it ceases to be probable that SDG&E will be able to recover all of the transition costs.
     AB 1890 requires a 10-percent reduction of residential and small commercial customers' rates, beginning in January 1998, and provided for the issuance of rate-reduction bonds by an agency of the state of California to enable the IOUs to achieve this rate reduction. In December 1997, $658 million of rate-reduction bonds were issued on behalf of SDG&E at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a nonbypassable charge on their electric bills. In 1997, SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to certain revenue streams collected from such customers. Consequently, the transaction is structured to cause such revenue streams not to be the property of SDG&E nor to be available to satisfy any claims of SDG&E's creditors.
     AB 1890 includes a rate freeze for all electric customers. Until the earlier of March 31, 2002, or when transition-cost recovery is complete, SDG&E's system-average rate will be frozen at the June 10, 1996 levels of 9.64 cents per kwh, except for the impact of fuel-cost changes and the 10-percent rate reduction described above. Beginning in 1998, system-average rates were fixed at 9.43 cents per kwh, which includes the maximum permitted increase related to fuel-cost increases and the mandatory rate reduction.
     In early 1999, SDG&E filed with the CPUC for an interim mechanism to deal with electric rates after the rate freeze ends, noting the possibility that the SDG&E rate freeze could end in 1999.
     As discussed in Note 2, SDG&E has been accounting for the economic effects of regulation in accordance with SFAS No. 71. The SEC indicated a concern that California's investor-owned utilities
(IOUs) may not meet the criteria of SFAS No. 71 with respect to their electric-generation regulatory assets. SDG&E has ceased the application of SFAS No. 71 to its generation business, in accordance with the conclusion of the Emerging Issues Task Force of the Financial Accounting Standards Board that the application of SFAS 71 should be discontinued when legislation is issued that determines that a portion of an entity's business will no longer be subject to traditional cost-of-service regulation. The discontinuance of SFAS No. 71 applied to the IOUs' generation business did not result in a write-off of their net regulatory assets since the CPUC has approved the recovery of these assets by the distribution portion of their operations, subject to the rate freeze.
     In October 1997, the FERC approved key elements of the California IOUs' restructuring proposal. This included the transfer by the IOUs of the operational control of their transmission facilities to the ISO, which is under FERC jurisdiction. The FERC also approved the establishment of the California PX to operate as an independent wholesale power pool. The IOUs pay to the PX an upfront restructuring charge (in four annual installments) and an administrative-usage charge for each megawatt hour of volume transacted. SDG&E's share of the restructuring charge is approximately $10 million, which is expected to be recovered as a transition cost. The IOUs have guaranteed $300 million of commercial loans to the ISO and PX for their development and initial start-up. SDG&E's share of the guarantee is $30 million.
     Thus far, electric-industry deregulation has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. During 1999, the CPUC will be conducting a rulemaking, one objective of which may be to develop a coordinated proposal for the state legislature regarding how various distribution competition issues should be addressed. SDG&E and SoCalGas will actively participate in this effort.

Natural Gas Industry Restructuring

The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. On January 21, 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California natural gas consumers.
     On August 25, 1998, California adopted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for customers prior to January 1, 2000. During the implementation moratorium, the CPUC will hold hearings throughout the state and intends to give the California Legislature a report for its review detailing specific recommendations for changing the natural gas market within California. SDG&E will actively participate in this effort.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for SDG&E. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity measures, as well as cost reductions, rather than relying solely on expanding utility rate base in a market where a utility already has a highly developed infrastructure.
     SDG&E participates in a PBR process for base rates for its electric and natural gas distribution business. In conjunction therewith, in December 1998, a Cost of Service settlement agreement among SDG&E, the CPUC's Office of Ratepayers' Advocates (ORA) and the Utility Consumers' Action Network (UCAN) was approved by the CPUC, resulting in an authorized revenue increase of $12 million (an electric-distribution increase of $18 million and a natural gas decrease of $6 million). The electric-distribution increase does not affect rates during the rate freeze and, therefore, reduces the amount available for transition cost recovery. Revised rates were effective January 1, 1999.
     In January 1999, an administrative law judge's proposed decision was issued on SDG&E's distribution PBR application. The proposed decision recommends a revenue-per-customer indexing mechanism rather than the rate-indexing mechanism proposed by SDG&E. Revenue or base margin per customer is indexed based on inflation less an estimated productivity factor. In addition, the proposed decision recommends much tighter earnings sharing bands. The performance indicators are as adopted in the settlement agreement, including employee safety, electric reliability, customer satisfaction, call-center responsiveness and electric-system maintenance. SDG&E would be authorized to earn or be penalized up to a maximum of $14.5 million annually as a result of its performance in those areas.

Biennial Cost Allocation Proceeding (BCAP)

In October 1998, SDG&E filed its 1999 BCAP application requesting that new rates become effective August 1, 1999 and remain in effect through December 31, 2002. The proposed end date aligns with the expiration of SDG&E's PBR. The application seeks overall decreases in natural gas revenues of $9 million.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. Electric-industry restructuring is changing the method of calculating SDG&E's annual cost of capital. In May 1998, the utility filed with the CPUC its unbundled Cost of Capital application for 1999 rates. The application seeks approval to establish new, separate rates of return for SDG&E's electric-distribution and natural gas businesses. The application proposes a
12.00 percent rate of return on common equity (ROE), which would produce an overall return on rate base (ROR) of 9.33 percent. The ORA, UCAN and other intervenors have filed testimony recommending significantly lower RORs. The ORA is recommending an electric ROR of 7.68 percent and a natural gas ROR of 8.01 percent. A CPUC decision is expected during the second quarter of 1999. In 1998, SDG&E's electric and natural gas distribution operations were authorized to earn an ROE of 11.6 percent and an ROR of 9.35 percent, unchanged from 1997. In addition, the authorized rates of return on nuclear and non-nuclear generating assets are 7.14 percent and 6.75 percent, respectively.

Transactions Between Utilities and Affiliated Companies

On December 16, 1997, the CPUC adopted rules, effective January 1, 1998, establishing uniform standards of conduct governing the manner in which IOUs conduct business with their energy-related affiliates. The objective of the affiliate-transaction rules is to ensure that these affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities. The rules establish standards relating to non-discrimination, disclosure and information exchange, and separation of activities.
     The CPUC excluded utility-to-utility transactions between SDG&E and SoCalGas from the affiliate-transaction rules in its March 1998 decision approving the PE/Enova Business Combination (see Note 1).

NOTE 13:  SEGMENT INFORMATION

The Company has three separately managed reportable segments: electric transmission and distribution, electric generation, and natural gas service. The accounting policies of the segments are the same as those described in Note 2 and segment performance is evaluated by management based on reported operating income. Intersegment transactions are generally recorded the same as sales or transactions with third parties. Interest expense and income tax expense are not allocated to the reportable segments. Interest revenue ($40 million, $9 million and $7 million for the years ended December 31, 1998, 1997 and 1996, respectively) is included in other income on the Statements of Consolidated Income herein. It is not allocated to the reportable segments and, therefore, is not presented in the tables below.

-----------------------------------------------------------------------
                                       For the year ended December 31,
(Dollars in millions)                  1998          1997         1996
-----------------------------------------------------------------------
Revenues:
  Transmission & distribution      $   1,555     $   1,202    $   1,095
  Electric Generation                    810           567          496
  Natural Gas                            384           398          348
                                  -------------------------------------
    Total                          $   2,749     $   2,167    $   1,939
                                  -------------------------------------
Depreciation and amortization:
  Transmission & distribution      $     134     $     128    $     122
  Electric Generation                    430           159          157
  Natural Gas                             39            37           35
                                  -------------------------------------
    Total                          $     603     $     324    $     314
                                  -------------------------------------
Segment Income:
  Transmission & distribution      $     302     $     349    $     358
  Electric Generation                     54           106           95
  Natural Gas                             63            79           58
                                  -------------------------------------
    Total segment income                 419           534          511
                                  -------------------------------------
  Interest expense                      (116)          (86)         (91)
  Income tax expense                    (142)         (219)        (198)
  Nonoperating income                     30             9           --
                                  -------------------------------------
    Net income                     $     191     $     238    $     222
                                  -------------------------------------
Capital Expenditures:
  Transmission & distribution      $     173     $     147    $     155
  Electric Generation                     18            14           12
  Natural Gas                             36            36           42
                                  -------------------------------------
    Total                          $     227     $     197    $     209
                                  -------------------------------------


-----------------------------------------------------------------------
                                         At December 31, or for
                                          the year then ended
(Dollars in millions)                 1998           1997        1996
-----------------------------------------------------------------------
Assets:
  Transmission & distribution      $   2,518     $   2,257    $   2,318
  Electric Generation                    685         1,051        1,052
  Natural Gas                            553           592          626
  All other                              501           754          165
                                  -------------------------------------
    Total                          $   4,257     $   4,654    $   4,161
                                  -------------------------------------
Geographic Information:
  Long-lived assets
    United States                  $   2,300      $  2,359    $   2,409
                                  -------------------------------------
  Operating Revenues:
    United States                  $   2,749      $  2,159    $   1,933
    Mexico                                --             8            6
                                  -------------------------------------
      Total                        $   2,749      $  2,167    $   1,939
-----------------------------------------------------------------------

NOTE 14:  SUBSEQUENT EVENT

On February 22, 1999, Sempra Energy and KN Energy, Inc. (KN Energy) announced that their respective boards of directors approved Sempra Energy's acquisition of KN Energy, subject to approval by the shareholders of both companies and by various federal and state regulatory agencies. If the transaction is approved, holders of KN Energy common stock will receive 1.115 shares of Sempra Energy common stock or $25 in cash, or some combination thereof, for each share of KN Energy common stock. In the aggregate, the cash portion of the transaction will constitute not more than 30 percent of the total consideration of $1.7 billion. The companies anticipate that the closing will occur in six to eight months. The transaction will be treated as a purchase for accounting purposes.


NOTE 15:  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 Quarter ended
                             -----------------------------------------------------
Dollars in millions           March 31     June 30     September 30  December 31
----------------------------------------------------------------------------------
1998
Operating revenues            $    606    $    683       $    815      $    645
Operating expenses                 529         638            727           569
                               ---------------------------------------------------
Operating income              $     77    $     45       $     88      $     76
                               ---------------------------------------------------
Net income                    $     50    $     27       $     64      $     50
Dividends on preferred stock         1           2              2             1
                               ---------------------------------------------------
Net income applicable
  to common shares            $     49    $     25       $     62      $     49
                               ===================================================

1997
Operating revenues            $    495    $     492      $    566      $    614
Operating expenses                 432          414           480           524
                               ---------------------------------------------------
Operating income              $     63    $      78      $     86      $     90
                               ---------------------------------------------------
Net income                    $     42    $      55      $     65      $     76
Dividends on preferred stock         2            1             2             1
                               ---------------------------------------------------
Net income applicable
  to common shares            $     40    $      54      $     63      $     75
                               ===================================================

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 1999 annual meeting of shareholders. The information required on the Company's executive officers is set forth in Item 4 herein.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Information Statement prepared for the May 1999 annual meeting of shareholders.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 1999 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.


                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                   This Report

Independent Auditors' Report . . . . . . . . . . . . . . 35

Statements of Consolidated Income for the years
  ended December 31, 1998, 1997 and 1996 . . . . . . . . 36

Consolidated Balance Sheets at December 31,
  1998 and 1997. . . . . . . . . . . . . . . . . . . . . 37

Statements of Consolidated Cash Flows for the
  years ended December 31, 1998, 1997 and 1996 . . . . . 38

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 1998, 1997 and 1996 . . . . . . . . . . . 40

Notes to Consolidated Financial Statements . . . . . . . 41

Quarterly Financial Data (Unaudited) . . . . . . . . . . 64

2. Financial statement schedules

Schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information is included in the notes to the Consolidated Financial Statements herein.


3. Exhibits

See Exhibit Index on page 68 of this report.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after September 30, 1998:

A Current Report on Form 8-K filed November 4, 1998 discussed the defeat of the Voter Initiative which sought to amend or repeal California electric industry restructuring legislation in various respects and announced the date of the 1999 Annual Meeting of Shareholders.

A Current Report on Form 8-K filed December 16, 1998 announced the execution of contracts for the sale of SDG&E's fossil-fueled power plants.




SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 SAN DIEGO GAS & ELECTRIC COMPANY

                             By:
                                   /s/ Edwin A. Guiles
                                 ---------------------------------
                                 Edwin A. Guiles
                                 President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Name/Title                       Signature                   Date

Principal Executive Officers:
Edwin A. Guiles
President,
Chief Financial Officer        /s/ Edwin A. Guiles            March 2, 1999

Principal Financial Officer:
Edwin A. Guiles
President,
Chief Financial Officer        /s/ Edwin A. Guiles            March 2, 1999

Principal Accounting Officer:
Edwin A. Guiles
President,
Chief Financial Officer        /s/ Edwin A. Guiles            March 2, 1999

Directors:
Warren I. Mitchell
Chairman                       /s/ Warren I. Mitchell         March 2, 1999

Hyla H. Bertea
Director                       /s/ Hyla H. Bertea             March 2, 1999

Ann Burr
Director                       /s/ Ann Burr                   March 2, 1999

Herbert L. Carter
Director                       /s/ Herbert L. Carter          March 2, 1999

Richard A. Collato
Director                       /s/ Richard A. Collato         March 2, 1999

Daniel W. Derbes
Director                       /s/ Daniel W. Derbes           March 2, 1999

Wilford D. Godbold, Jr.
Director                       /s/ Wilford D. Godbold, Jr.    March 2, 1999

Robert H. Goldsmith
Director                       /s/ Robert H. Goldsmith        March 2, 1999

William D. Jones
Director                       /s/ William D. Jones           March 2, 1999

Ignacio E. Lozano, Jr.
Director                       /s/ Ignacio E. Lozano, Jr.     March 2, 1999

Ralph R. Ocampo
Director                       /s/ Ralph R. Ocampo            March 2, 1999

William G. Ouchi
Director                       /s/ William G. Ouchi           March 2, 1999

Richard J. Stegemeier
Director                       /s/ Richard J. Stegemeier      March 2, 1999

Thomas C. Stickel
Director                       /s/ Thomas C. Stickel          March 2, 1999

Diana L. Walker
Director                       /s/ Diana L. Walker            March 2, 1999


EXHIBIT INDEX

The Forms 8-K, 10-K and 10-Q referred to herein were filed under Commission File Number 1-3779 (SDG&E), Commission File Number 1-11439 (Enova Corporation, Commission File Number 1-14201 (Sempra Energy) and/or Commission File Number 333-30761 (SDG&E Funding
LLC).

Exhibit 1 -- Underwriting Agreements

1.01 Underwriting Agreement dated December 4, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997 (Exhibit 1.1)).

Exhibit 3 -- Bylaws and Articles of Incorporation

Bylaws

3.01  Restated Bylaws of San Diego Gas & Electric as of September 1, 1998.

Articles of Incorporation

3.02 Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company (Incorporated by reference from the SDG&E Form 10-Q for the three months ended March 31, 1994.(Exhibit 3.1))

Exhibit 4 -- Instruments Defining the Rights of Security Holders,
             Including Indentures

The Company agrees to furnish a copy of each such instrument to the Commission upon request.

4.01 Mortgage and Deed of Trust dated July 1, 1940. (Incorporated by reference from SDG&E Registration No. 2-49810, Exhibit 2A.)

4.02  Second Supplemental Indenture dated as of March 1, 1948.
      (Incorporated by reference from SDG&E Registration No. 2-49810,
      Exhibit 2C.)

4.03  Ninth Supplemental Indenture dated as of August 1, 1968.
      (Incorporated by reference from SDG&E Registration No. 2-68420,
      Exhibit 2D.)

4.04  Tenth Supplemental Indenture dated as of December 1, 1968.
      (Incorporated by reference from SDG&E Registration No. 2-36042,
      Exhibit 2K.)

4.05  Sixteenth Supplemental Indenture dated August 28, 1975.
      (Incorporated by reference from SDG&E Registration No. 2-68420,
      Exhibit 2E.)

4.06  Thirtieth Supplemental Indenture dated September 28, 1983.
      (Incorporated by reference from SDG&E Registration No. 33-34017,
      Exhibit 4.3.)


Exhibit 10 -- Material Contracts

10.01 Transition Property Purchase and Sale Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997, Exhibit 10.1.)

10.02 Transition Property Servicing Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997, Exhibit 10.2.)

Compensation

10.03 Sempra Energy Supplemental Executive Retirement Plan as amended and restated effective July 1, 1998 (1998 Sempra Energy Form 10-K
       Exhibit 10.09).

10.04 Sempra Energy Executive Incentive Plan effective June 1, 1998 (1998 Sempra Energy Form 10-K Exhibit 10.11).

10.05 Sempra Energy Executive Deferred Compensation Agreement effective June 1, 1998(1998 Sempra Energy Form 10-K Exhibit 10.12).

10.06 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998).

10.07 Enova Corporation 1986 Long-Term Incentive Plan amended and restated as the Sempra Energy 1986 Long-Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161).

10.08 Pacific Lighting Corporation Stock Incentive Plan amended and restated as the Sempra Energy Stock Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161).

10.09 Pacific Enterprises Employee Stock Option Plan amended and restated as the Sempra Energy Employee Stock Option Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161).

10.10  Form of Amendment to San Diego Gas & Electric Company
       Deferred Compensation Agreements for Officers #1 and #3 (1996 Form 10-K Exhibit 10.6).

10.11 Form of Enova Corporation 1998 Deferred Compensation Agreement for Officers #1 (1998 compensation, 1998 bonus) (1997 Enova Form 10-K Exhibit 10.15).

10.12 Form of Enova Corporation 1997 Deferred Compensation Agreement for Officers #1 (1997 compensation, 1998 bonus) (1996 Form 10-K
       Exhibit 10.7).

10.13  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #1 (1996 compensation,
       1997 bonus)(1995 SDG&E Form 10-K Exhibit 10.1).

10.14  Agreement for Officers #3 (1997 Enova Form 10-K
       Exhibit 10.12).


10.15  Form of Enova Corporation 1997 Deferred Compensation
       Agreement for Officers #3 (1997 compensation, 1998 bonus)(1996 Form 10-K Exhibit 10.10).

10.16  Form of San Diego Gas & Electric Company Deferred
       Compensation Agreement for Officers #3 (1996 compensation,
       1997 bonus)(1995 SDG&E Form 10-K Exhibit 10.3).

10.17  Form of Enova Corporation 1998 Deferred Compensation
       Agreement for Nonemployee Directors (1997 Enova
       Form 10-K Exhibit 10.16).

10.18  Form of Enova Corporation 1997 Deferred Compensation
       Agreement for Nonemployee Directors (1996 Form 10-K Exhibit
       10.13).

10.19 Compensation Agreement for Nonemployee Directors (1996 compensation)(1995 SDG&E Form 10-K Exhibit 10.5).

10.20  Form of Enova Corporation 1986 Long-Term Incentive Plan
       1997 restricted stock award agreement (1997 Enova
       Form 10-K Exhibit 10.18).

10.21  Form of Enova Corporation 1986 Long-Term Incentive Plan
       1996 restricted stock award agreement (1996 Form 10-K
       Exhibit 10.16).

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

10.25  Form of San Diego Gas & Electric Company 1986 Long-Term
       Incentive Plan 1994 restricted stock award agreement
       (1994 SDG&E Form 10-K Exhibit 10.4).

10.26 Amended 1986 Long-Term Incentive Plan, amended and restated effective April 25, 1995 (SDG&E's Amendment No. 2 to
       Form S-4 filed February 28, 1995).

10.27  Amended 1986 Long-Term Incentive Plan, Restatement as of
       October 25, 1993 (1993 SDG&E Form 10-K Exhibit 10.6).

10.28  San Diego Gas & Electric Company Severance Plan effective
       October 22, 1996 (1996 Form 10-K Exhibit 10.24).

10.29 San Diego Gas & Electric Company Severance Plan effective on the date of the Enova Corporation -- Pacific Enterprises business combination (1996 Form 10-K Exhibit 10.25).

10.30  San Diego Gas & Electric Company Retirement Plan for
       Directors, restated as of October 24, 1994 (1994 SDG&E
       Form 10-K Exhibit 10.5).

10.31  Executive Incentive Plan dated April 23, 1985 (1991 SDG&E
       Form 10-K Exhibit 10.39).

10.32  Employment agreement between San Diego Gas & Electric
       Company and Thomas A. Page, dated June 15, 1988 (1988 SDG&E Form 10-K Exhibit 10E).

10.33 Supplemental Pension Agreement with Thomas A. Page, dated as of April 3, 1978 (1988 SDG&E Form 10-K Exhibit 10V).

10.34  Supplemental Executive Retirement Plan restated as of
       July 1, 1994 (1994 SDG&E Form 10-K Exhibit 10.14).

Financing

10.35 Loan agreement with the City of Chula Vista in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of October 1, 1997 (Enova 1997 Form 10-K
       Exhibit 10.34).

10.36 Loan agreement with the City of Chula Vista in connection with the issuance of $38.9 million of Industrial Development Bonds, dated as of August 1, 1996 (1996 Form 10-K Exhibit
       10.31).

10.37 Loan agreement with the City of Chula Vista in connection with the issuance of $60 million of Industrial Development
       Bonds, dated as of November 1, 1996 (1996 Form 10-K
       Exhibit 10.32).

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

10.46 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K Exhibit 10.11).

Nuclear

10.47 Uranium enrichment services contract between the U.S. Department of Energy (DOE assigned its rights to the U.S. Enrichment Corporation, a U.S. government-owned corporation, on July 1, 1993) and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended (1991 SDG&E Form 10-K Exhibit 10.9).

10.48 Fuel Lease dated as of September 8, 1983 between SONGS Fuel Company, as Lessor and San Diego Gas & Electric Company, as Lessee, and Amendment No. 1 to Fuel Lease, dated September 14, 1984 and Amendment No. 2 to Fuel Lease, dated March 2, 1987 (1992 SDG&E Form 10-K Exhibit 10.11).

10.49  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.7).

10.50 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.49 herein)(1994 SDG&E Form 10-K Exhibit 10.56).

10.51  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.49 herein)(1994 SDG&E Form 10-K Exhibit 10.57).

10.52 Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.49 herein)(1996 Form 10-K Exhibit 10.59).

10.53 Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.49 herein)(1996 Form 10-K Exhibit 10.60).

10.54 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.8).


10.55 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.54 herein)(1996 Form 10-K Exhibit 10.62).

10.56 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.54 herein)(1996 Form 10-K Exhibit 10.63).

10.57  Second Amended San Onofre Agreement among Southern
       California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E
       Form 10-K Exhibit 10.6).

10.58 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K Exhibit 10N).

Purchased Power

10.59 Public Service Company of New Mexico and San Diego Gas & Electric Company 1988-2001 100 mw System Power Agreement dated November 4, 1985 and Letter of Agreement dated April 28, 1986, June 4, 1986 and June 18, 1986 (1988 SDG&E
       Form 10-K Exhibit 10H).

10.60  San Diego Gas & Electric Company and Portland General
       Electric Company Long-Term Power Sale and Transmission
       Service agreements dated November 5, 1985 (1988 SDG&E Form
       10-K Exhibit 10I).

Natural Gas Commodity, Transportation and Storage

10.61 Master Services Contract, Schedule J, Transaction Based Storage Service Agreement dated April 1, 1999 and expiring March 31, 2000 between San Diego Gas & Electric Company and Southern California Gas Company.

10.62 Master Services Contract, Schedule J, Transaction Based Storage Service Agreement dated April 1, 1998 and expiring March 31, 1999 Between San Diego Gas & Electric Company and Southern
       California Gas Company.

10.63 Master Services Contract (Intrastate Transportation-utility electric generation), dated July 1,1998 and expiring July 1, 2000 between San Diego Gas & Electric Company and Southern California Gas Company.

10.64 Master Services Contract (Intrastate Transportation),dated July 1, 1998 and expiring July 1, 2000 between San Diego Gas & Electric Company and Southern California Gas Company.

10.65  Long-term Natural Gas Storage Service Agreement dated
       January 12, 1994 between Southern California Gas Company and SDG&E (1994 SDG&E Form 10-K Exhibit 10.42).


10.66  Amendment to San Diego Gas & Electric Company and Southern
       California Gas Company Restated Long-Term Wholesale Natural Gas Service Contract dated March 26, 1993 (1993 SDG&E Form
       10-K Exhibit 10.53).

10.67  San Diego Gas & Electric Company and Southern California
       Gas Company Restated Long-Term Wholesale Natural Gas Service Contract, dated September 1, 1990 (1990 SDG&E Form 10-K
       Exhibit 10.9).

10.68  Third Amending Agreement, dated November 1, 1997 between
       Husky Oil Operations Limited and San Diego Gas & Electric
       Company (1997 Enova Corporation Form 10-K Exhibit 10.50).

10.69  Second Amending Agreement, dated January 1, 1997 between
       Husky Oil Operations Limited and San Diego Gas & Electric
       Company (1997 Enova Corporation Form 10-K Exhibit 10.51).

10.70  Amending Agreement dated November 1, 1994 between Husky
       Oil Operations Limited and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K Exhibit 10.52).

10.71  Gas Purchase Agreement, dated March 12, 1991 between Husky
       Oil Operations Limited and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.1).

10.72  Gas Purchase Agreement, dated March 12, 1991 between
       Canadian Hunter Marketing Limited and San Diego Gas &
       Electric Company (1991 SDG&E Form 10-K Exhibit 10.2).

10.73  Gas Purchase Agreement, dated March 12, 1991 between Bow
       Valley Industries Limited and San Diego Gas & Electric
       Company (1991 SDG&E Form 10-K Exhibit 10.3).

10.74 Gas Purchase Agreement, dated March 12, 1991 between Summit Resources Limited and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.4).

10.75 Service Agreement Applicable to Firm Transportation Service under Rate Schedule FS-1, dated May 31, 1991 between Alberta Natural Gas Company Ltd. and San Diego Gas & Electric
       Company (1991 SDG&E Form 10-K Exhibit 10.5).

10.76  Amendment to Firm Transportation Service Agreement, dated
       December 2, 1996, between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K Exhibit 10.58).

10.77  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.7).

10.78 Firm Transportation Service Agreement, dated October 13, 1994 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (1997 Enova Corporation Form 10-K Exhibit
       10.60).


Other

10.79  U. S. Navy contract for electric service, Contract
       N62474-70-C-1200-P00414, dated September 29, 1988 (1988 SDG&E
       Form 10-K Exhibit 10C).

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

Exhibit 12 -- Statement Re: Computation Of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 1998, 1997, 1996, 1995 and 1994.

Exhibit 21 - Subsidiaries - SDG&E Funding LLC, a wholly owned subsidiary of SDG&E

Exhibit 23 - Consents of Experts and Counsel

23.01  Independent Auditors' Consent.

Exhibit 27 - Financial Data Schedule

27.01  Financial Data Schedule for the year ended December 31, 1998.








GLOSSARY


AB 1890 Assembly Bill 1890 - California's electric restructuring law

AFUDC                   Allowance for Funds Used During
                        Construction

APCD                    Air Pollution Control District

BCAP                    Biennial Cost Allocation Proceeding

Bcf                     Billion Cubic Feet (of natural gas)

BTU                     British Thermal Unit

CEC                     California Energy Commission

CFE                     Comision Federal de Electricidad

CPUC                    California Public Utilities Commission

CTC                     Competition Transition Charge

DOE                     Department of Energy

DGN                     Distribuidora de Gas Natural

DTSC                    Department of Toxic Substances Control

Edison                  Southern California Edison Company

EMF                     Electric and Magnetic Fields

Enova                   Enova Corporation, the Company's parent

FASB                    Financial Accounting Standards Board

FERC                    Federal Energy Regulatory Commission

GRC                     General Rate Case

IDBs                    Industrial Development Bonds

IOUs                    Investor-Owned Utilities

ISO                     Independent System Operator

IT                      Information Technology

Kv                      Kilovolt

Kwhr                    Kilowatt Hour

Mcf                     Thousand Cubic Feet (of natural gas)

Mmcfd                   Million Cubic Feet (of natural gas) per day

Mw                      Megawatt

NPDES                   National Pollutant Discharge Elimination
                        System

NRC                     Nuclear Regulatory Commission

ORA                     Office of Ratepayer Advocates

PBR                     Performance-Based Ratemaking

PCB                     Polychlorinated Biphenyl

PE                      Pacific Enterprises

PG&E                    Pacific Gas and Electric Company

PGE                     Portland General Electric Company

PNM                     Public Service Company of New Mexico

PRP                     Potential Responsible Party

PX                      Power Exchange

QF                      Qualifying Facility

ROE                     Return on Equity

ROR                     Rate of Return

RWQCB                   Regional Water Quality Control Board

SDG&E                   San Diego Gas & Electric Company

SEC                     Securities and Exchange Commission

SFAS                    Statement of Financial Accounting Standards

SoCalGas                Southern California Gas Company, an
                        affiliate of the Company

SONGS                   San Onofre Nuclear Generating Station

Southwest Powerlink     A transmission line connecting San Diego to
                        Phoenix and intermediate points

SWRCB                   State Water Resources Control Board

UEG                     Utility electric generation

VaR                     Value at Risk

WSPP                    Western Systems Power Pool






71

78