Form 10-Q
period 1999-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 1999-05-17
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1999
                              -------------------------------------

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



ITEM 1.  FINANCIAL STATEMENTS.

          SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Dollars in millions)

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                              1999      1998
                                            ------------------
Operating Revenues:
 Electric                                     $360      $497
 Natural gas                                   101       109
                                            ------------------
Total operating revenues                       461       606
                                            ------------------
Operating Expenses:
 Purchased power - net                          66        96
 Electric fuel                                  35        31
 Natural gas purchased for resale               47        52
 Maintenance                                    27        21
 Depreciation and decommissioning               67       199
 Property and other taxes                       13        11
 General and administrative                     46        45
 Other                                          42        45
 Income taxes                                   47        29
                                            ------------------
  Total                                        390       529
                                            ------------------
Operating Income                                71        77
                                            ------------------
Other Income and (Deductions):
 Allowance for equity funds used
    during construction                          1         1
 Taxes on nonoperating income                   (7)       (3)
 Other - net                                    17         6
                                            ------------------
  Total                                         11         4
                                            ------------------
Income Before Interest Charges                  82        81
                                            ------------------
Interest Charges:
 Long-term debt                                 21        27
 Short-term debt and other interest              4         3
 Amortization of debt discount and
   expense, less premium                         2         1
                                            ------------------
     Total                                      27        31
                                            ------------------
Net Income                                      55        50
Preferred Dividend Requirements                  2         2
                                            ------------------
Earnings Applicable to Common Shares          $ 53      $ 48
                                            ==================
See notes to Consolidated Financial Statements.






               SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in millions)
                                                             Balance at
                                                      -------------------------
                                                      March 31,      December
31,
                                                        1999             1998
                                                     (Unaudited)
                                                       -------          -------
ASSETS
Utility plant - at original cost                       $4,916           $4,903
  Less accumulated depreciation and decommissioning    (2,646)          (2,603)
                                                       -------          -------
         Utility plant - net                            2,270            2,300
                                                       -------          -------
Nuclear decommissioning trust                             495              494
                                                       -------          -------
Current assets:
  Cash and temporary investments                          194              284
  Accounts receivable                                     203              199
  Due from affiliates                                     189              110
  Inventories                                              67               77
  Regulatory balancing accounts undercollected - net       --                9
  Other                                                    19               17
                                                       -------          -------
         Total current assets                             672              696
                                                       -------          -------
Deferred taxes recoverable in rates                       188              194
Regulatory assets                                         526              511
Deferred charges and other assets                          65               62
                                                       -------          -------
         Total                                         $4,216           $4,257
                                                       =======          =======
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common equity                                        $1,177           $1,124
  Preferred stock not subject to mandatory redemption      78               78
  Preferred stock subject to mandatory redemption          25               25
  Long-term debt                                        1,534            1,548
                                                       -------          -------
         Total capitalization                           2,814            2,775
                                                       -------          -------
Current liabilities:
  Long-term debt due within one year                       72               72
  Accounts payable                                        114              165
  Dividends payable                                         2              102
  Interest accrued                                         12                9
  Regulatory balancing accounts overcollected - net        69               --
  Other                                                   217              185
                                                       -------          -------
         Total current liabilities                        486              533
                                                       -------          -------
Customer advances for construction                         41               41
Deferred income taxes - net                               382              397
Deferred investment tax credits                            80               89
Deferred credits and other liabilities                    413              422
Commitments and contingent liabilities (Note 3)
                                                       -------          -------
Total                                                  $4,216           $4,257
                                                       =======          =======
See notes to Consolidated Financial Statements.



              SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                         (Dollars in millions)
                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                            1999        1998
                                                           ------      ------
Cash Flows from Operating Activities
   Net income                                               $ 55       $  50
   Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and decommissioning                        67         199
      Allowance for equity funds used during construction     (1)         (1)
      Deferred income taxes and investment tax credits       (24)         69
      Application of balancing accounts to stranded costs     --         (86)
      Other - net                                            (31)        (19)
      Net change in other working capital components          (7)        (23)
                                                           ------      ------
       Net cash provided by operating activities              59         189
                                                           ------      ------
 Cash Flows from Investing Activities:
     Utility construction expenditures                       (42)        (41)
     Proceeds from sale of assets                              7          --
     Contributions to decommissioning funds                   (5)         (5)
     Other - net                                               7          (1)
                                                           ------      ------
       Net cash used by investing activities                 (33)        (47)
                                                           ------      ------
Cash Flows from Financing Activities:
     Dividends paid                                         (102)        (46)
     Issuance of long-term debt                                9          --
     Payment on long-term debt                               (23)        (20)
                                                           ------      ------
       Net cash used by financing activities                (116)        (66)
                                                           ------      ------

Increase (decrease) in cash and temporary investments        (90)         76
Cash and temporary investments, January 1                    284         536
                                                           ------      ------
Cash and temporary investments, March 31                    $194       $ 612
                                                           ======      ======

Supplemental Disclosure of Cash Flow Information:
     Income tax payments (refunds)                          $ 70       $ (13)
                                                           ======      ======
     Interest payments, net of amounts capitalized          $ 24       $  25
                                                           ======      ======
     Dividend to parent of intercompany receivable          $ --       $ 100
                                                           ======      ======
See notes to Consolidated Financial Statements.









NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of San Diego Gas & Electric Company (SDG&E or the Company), a subsidiary of Enova Corporation (Enova). Enova is a subsidiary of Sempra Energy, a California-based Fortune 500 energy services company. The financial statements herein are the Consolidated Financial Statements of SDG&E and its subsidiary, SDG&E Funding LLC.

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

The Company's significant accounting policies, as well as those of its subsidiaries, are described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report. The same accounting policies are followed for interim reporting purposes.

This Quarterly Report should be read in conjunction with the Company's 1998 Annual Report, which includes the Consolidated Financial Statements and notes thereto, and the annual "Management's Discussion & Analysis of Financial Condition and Results of Operations."

SDG&E has been accounting for the economic effects of regulation on all utility operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), as described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report. In conformity with generally accepted accounting principles for regulated enterprises and the policies of the California Public Utilities Commission (CPUC), SDG&E has ceased the application of SFAS No. 71 to its generation business, in accordance with the conclusion of the Financial Accounting Standards Board that the application of SFAS No. 71 should be discontinued when legislation is issued that determines that a portion of an entity's business will no longer be subject to cost-based regulation. The discontinuance of SFAS No. 71 has not resulted in a write-off of SDG&E's generation assets, since the CPUC has approved the recovery of the stranded costs related to these assets by the distribution portion of its business, subject to a rate cap. (See further discussion in Note 3.)

2.  BUSINESS COMBINATIONS

PE/Enova

On June 26, 1998 (pursuant to an October 1996 agreement) Enova and PE completed a business combination in which the two companies became subsidiaries of a new company named Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Company's 1998 Annual Report.

Expenses incurred in connection with the business combination were $0.2 million, after tax, and $0.9 million, after tax, for the three-month periods ended March 31, 1999 and 1998, respectively. These costs consisted primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees.

KN Energy

On February 22, 1999, Sempra Energy and KN Energy, Inc. (KN Energy) announced that their respective boards of directors had approved Sempra Energy's acquisition of KN Energy, subject to approval by the shareholders of both companies and by various federal and state regulatory agencies. If the transaction is approved, holders of KN Energy common stock will receive 1.115 shares of Sempra Energy common stock or $25 in cash, or some combination thereof, for each share of KN Energy common stock. In the aggregate, the cash portion of the transaction will constitute not more than 30 percent of the total consideration. The transaction will be treated as a purchase for accounting purposes. On March 30, 1999, Sempra Energy was notified that the U.S. Federal Trade Commission had granted the Company's request for early clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the proposed merger.

3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES COMMISSION

In September 1996 the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopts the December 1995 CPUC policy decision that restructures the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. The California investor-owned electric utilities (IOUs) are obligated to sell their power supply, including owned generation and purchased-power contracts, to the PX. The IOUs are also obligated to purchase from the PX the power that they distribute. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of which energy source the customer chooses. Purchases from the PX/ISO are included in purchased-power expenses and PX/ISO power revenues have been netted therein on the Statements of Consolidated Income as presented. Revenues from the PX/ISO reflect sales at market prices of energy from SDG&E's power plants and from long-term purchased-power contracts to the PX/ISO commencing April 1, 1998.

As discussed in the notes to Consolidated Financial Statements contained in the Company's 1998 Annual Report, the IOUs have been given a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. Excluding the costs of purchased power and other costs whose recovery is not limited to the pre-2002 period, the balance of SDG&E's stranded assets at March 31, 1999 is $600 million, consisting of $400 million for the power plants (see the following paragraph) and $200 million of related deferred taxes and undercollections. During the 1998-2001 period, recovery of transition costs is limited by a rate cap (discussed below).

In November 1997 SDG&E announced a plan to auction its power plants and other generation assets. This plan includes the divestiture of SDG&E's fossil power plants and combustion turbines, its 20-percent interest in the San Onofre Nuclear Generating Station (SONGS) and its portfolio of long-term purchased-power contracts. The power plants have a net book value as of March 31, 1999 of $400 million ($300 million for SONGS and $100 million for the fossil plants) and a combined generating capacity of 2,400 megawatts. The proceeds from the sales will be applied directly to SDG&E's transition costs. The fossil-fuel assets' auction is being separated from the auction of SONGS and the purchased-power contracts. In October 1998, the CPUC issued an interim decision approving the commencement of the fossil fuel assets' auction.

On December 11, 1998 contracts were executed for the sale of SDG&E's South Bay Power Plant, Encina Power Plant and 17 combustion-turbine generators. In early 1999, the CPUC issued its final approvals of these transactions. The South Bay Power Plant sale to the San Diego Unified Port District for $110 million was completed on April 23, 1999. Duke South Bay, a subsidiary of Duke Energy Power Services, will manage the plant for the Port District. The Encina Power Plant and the combustion-turbine generators are being sold to a special-purpose entity owned equally by Dynegy Power Corp. and NRG Energy, Inc. for $350 million. This transaction is expected to close by mid 1999. SDG&E will continue to operate the facilities for the next two years.

AB 1890 required a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998, and provided for the issuance of rate-reduction bonds by an agency of the State of California to enable the IOUs to achieve this rate reduction. In December 1997, $658 million of rate-reduction bonds were issued on SDG&E's behalf at an average interest rate of
6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a non-bypassable charge on their electric bills. In 1997 SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to revenue streams collected from such customers. Consequently, the transaction is structured to cause such revenue streams not to be the property of SDG&E nor to be available to satisfy any claims of SDG&E's creditors.

AB 1890 includes a rate freeze for all customers. Beginning in 1998, system-average rates were fixed at 9.43 cents per kwh. The rate freeze could stay in place until January 1, 2002. However, SDG&E recently filed with the CPUC for an interim mechanism to deal with electric rates after the rate freeze ends, noting the possibility that the SDG&E rate freeze could end in 1999. A subsequent SDG&E filing requests expedited treatment from the CPUC to end the rate freeze and to set interim rates effective July 1, 1999, as well as a request for adoption of final rates. SDG&E is requesting authority to reduce base rates (the portion of the rate that SDG&E controls) to all electric customers. If approved, base electric rates will decrease by an additional five percent to 15 percent, depending on the customer class, beyond the original 10-percent rate reduction described above. The portion of the electric rate representing the commodity cost is simply passed through to customers and will fluctuate with the price of electricity from the PX. Once the rate freeze is lifted, except for the interim protection mechanism described below, customers will no longer be protected from commodity price spikes. The request to end the rate freeze is based on a projection of SDG&E's recovering all applicable electric restructuring transition costs before July 1, 1999.

In April 1999 SDG&E filed an all-party settlement (including energy service providers, the CPUC's Office of Ratepayer Advocates (ORA), and the Utility Consumers Action Network (UCAN)) detailing proposed implementation plans for the rate freeze lifting. Included in the settlement is an interim customer-protection mechanism for residential and small commercial customers that would temporarily cap rates between July 1999 and September 1999, regardless of how high the PX price moves during that period. Any resulting undercollection would be recovered through a balancing account mechanism. An interim CPUC decision is expected no later than June 24, 1999.

Thus far, electric-industry deregulation has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. During 1999, the CPUC will be conducting a rulemaking, one objective of which may be to develop a coordinated proposal for the state legislature regarding how various distribution competition issues should be addressed. The Company will actively participate in this effort.

ELECTRIC INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY COMMISSION

In October 1997, the Federal Energy Regulatory Commission (FERC) approved key elements of the California IOUs' restructuring proposal. This included the transfer by the IOUs of the operational control of their transmission facilities to the ISO, which is under FERC jurisdiction. The FERC also approved the establishment of the California PX to operate as an independent wholesale power pool. The IOUs pay to the PX an up-front restructuring charge (in four annual installments) and an administrative-usage charge for each megawatt-hour of volume transacted. SDG&E's share of the restructuring charge is approximately $10 million, which is being recovered as a transition cost. The IOUs have guaranteed $300 million of commercial loans to the ISO and PX for their development and initial start-up. SDG&E's share of the guarantee is $30 million.

NATURAL GAS INDUSTRY RESTRUCTURING

The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. On January 21, 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California's natural gas consumers.

In August 1998, California enacted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for core customers prior to January 1, 2000; the CPUC continues to study the issue. During the implementation moratorium, the CPUC will hold hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SDG&E and SoCalGas will actively participate in this effort.

NUCLEAR INSURANCE

SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.5 billion of coverage is provided by the Nuclear Regulatory Commission Secondary Financial Protection Program and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed up to $36 million in the event of a nuclear incident involving any of the licensed commercial reactors in the United States if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 17 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $4.5 million.

CANADIAN NATURAL GAS

SDG&E has been involved in negotiations and litigation with four Canadian suppliers concerning contract terms and prices. SDG&E has settled with three of the suppliers. One of the three is delivering natural gas under the terms of the settlement agreement through 2003; the other two have ceased deliveries and the contracts were terminated. The fourth supplier has ceased deliveries pending legal resolution. Although these contracts were intended to supply SDG&E to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways, including the transport of replacement natural gas and the release of a portion of this capacity to third parties.

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income for the three-month periods ended March 31, 1999 and 1998 was equal to net income.

5. SEGMENT INFORMATION

The Company has three separately managed reportable segments: electric transmission and distribution, electric generation, and natural gas service. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial Statements in the Company's 1998 Annual Report. Segment performance is evaluated by management based on reported operating income. Intersegment transactions are generally recorded the same as sales or transactions with third parties. Interest expense and income tax expense are not allocated to the reportable segments. Interest revenue is included in other income on the Statements of Consolidated Income herein. It is not allocated to the reportable segments. There were no significant changes in segment assets for the three months ended March 31, 1999. See Note 3 concerning the sale of SDG&E's power plants.

--------------------------------------------------------------
                                       Three months ended
                                            March 31,
                                   ---------------------------
(Dollars in millions)                  1999          1998
--------------------------------------------------------------
Revenues:
  Transmission and distribution    $     258     $     269
  Electric generation                    102           228
  Natural gas                            101           109
                                  ------------------------
    Total                          $     461     $     606
                                  ------------------------
Segment Income:
  Transmission and distribution    $      88     $      72
  Electric generation                      9            10
  Natural gas                             21            24
                                  ------------------------
    Total segment income                 118           106

Interest expense                         (27)          (31)
Income tax expense                       (54)          (32)
Nonoperating income                       18             7
                                  -------------------------
    Net income                    $       55      $     50
                                  -------------------------


ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 1998 Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans" and "intends," variations of such words, and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties which could cause actual results to differ materially from those anticipated.

These statements are necessarily based upon various assumptions involving judgments with respect to the future including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; energy markets; weather conditions; business, regulatory or legal decisions; the pace of deregulation of retail natural gas and electricity industries; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company. Accordingly, while the Company believes that the assumptions are reasonable, there can be no assurance that they will approximate actual experience, or that the expectations will be realized. Readers are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission. Readers are cautioned not to put undue reliance on any forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

BUSINESS COMBINATIONS

See Note 2 of the notes to Consolidated Financial Statements regarding the PE/Enova business combination and the KN Energy proposed merger.

CAPITAL RESOURCES AND LIQUIDITY

The Company's utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. These capital resources are expected to remain available. Cash requirements primarily include utility capital expenditures and repayments and retirements of long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at March 31, 1999 are available for investment in utility plant, the retirement of debt, and other corporate purposes.

CASH FLOWS FROM OPERATING ACTIVITIES

The decrease in cash flows from operations is primarily due to payments on behalf of affiliated companies and greater payments on accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $240 million for the full year 1999 and will be financed primarily by internally generated funds. These expenditures will largely represent investment in rate base. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

The increase in net cash used in financing activities was primarily due to an increase in dividends paid on common stock during the three-month period ended March 31, 1999, compared to the same period in 1998.

RESULTS OF OPERATIONS

The table below summarizes the components of electric and natural gas volumes and revenues by customer class for the three months ended March 31, 1999 and 1998.

Electric Distribution
(Dollars in millions, volumes in millions of Kwhrs)
                                   1999              1998
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 1,685   $  170    1,631   $  167
  Commercial                  1,518      125    1,632      134
  Industrial                    489       31      814       48
  Direct access                 657       21        -        -
  Street and highway lighting    19        2       22        2
  Off-system sales               26        -      595       13
                        ------------------------------------------
                              4,394      349    4,694      364
  Balancing and other                     11               133
                        ------------------------------------------
  Total                       4,394   $  360    4,694   $  497
                        ------------------------------------------



Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)

                                Gas Sales     Transportation & Exchange        Total
                      --------------------------------------------------------------------
                           Throughput  Revenue   Throughput  Revenue    Throughput
Revenue
                      --------------------------------------------------------------------
1999:
 Residential                      15   $  105           -     $  -           15   $  105
 Commercial and industrial         7       34           4        4           11       38
 Utility electric generation      12        5           -        -           12        5
                            --------------------------------------------------------------
                                  34   $  144           4     $  4           38      148
 Balancing accounts and other                                                       ( 47)
                                                                                 --------
   Total                                                                          $  101
------------------------------------------------------------------------------------------

1998:
 Residential                      13   $  100           -     $  -           13   $  100
 Commercial and industrial         6       33           5        5           11       38
 Utility electric generation      10        2           -        -           10        2
                            --------------------------------------------------------------
                                  29   $  135           5     $  5           34      140
 Balancing accounts and other                                                       ( 31)
                                                                                 ---------
   Total                                                                          $  109
------------------------------------------------------------------------------------------


Electric revenues decreased 28 percent in 1999 primarily due to the January 1998 application to stranded cost recovery of the $130 million balance in the Interim Transition Cost Balancing Account (ITCBA), which had been transferred from the then-discontinued ECAC and ERAM balancing accounts at December 31, 1997. In addition, there was a decrease in retail revenues as a result of a decrease in sales to other utilities, due to the start-up of the PX. The PX is described further under "Factors Influencing Future Performance".

Natural gas revenues decreased 7 percent for the three-month period ended March 31, 1999 compared to the same period in 1998. The decrease was primarily due to a decrease in the average cost of natural gas, partially offset by increased sales to residential customers due to colder weather and customer growth in 1999.

As discussed in Note 3, PX/ISO power revenues have been netted against purchased-power expenses, including purchases from the PX/ISO. The PX/ISO began operations in April 1998.

Cost of natural gas distributed decreased 10 percent for the three-month period ended March 31, 1999. The decrease was primarily due to the decrease in the average cost of natural gas purchased. Under the current regulatory framework, changes in revenue resulting from change in core market volumes and cost of natural gas do not affect net income.

Depreciation and decommissioning decreased 66 percent for the three-month period ended March 31, 1999, compared to the same period in 1998 due to the January 1998 application to stranded cost recovery of the ITCBA as discussed above.

Operating income decreased 8 percent for the three-month period ended March 31, 1999, compared to the same period in 1998, primarily due to the decrease in electric revenues discussed above.

YEAR 2000 ISSUES

Most companies are affected by the inability of many automated systems and applications to process the year 2000 and beyond. The Year 2000 issues are the result of computer programs and other automated processes using two digits to identify a year, rather than four digits. Any of the Company's computer programs that include date-sensitive software may recognize a date using "00" as representing the year 1900, instead of the year 2000, or "01" as 1901, etc., which could lead to system malfunctions. The Year 2000 issue impacts both Information Technology ("IT") systems and also non-IT systems, including systems incorporating embedded processors. To address this problem, in 1996, both Pacific Enterprises and Enova Corporation established company-wide Year 2000 programs. These programs have now been consolidated into Sempra Energy's overall Year 2000 readiness effort. Sempra Energy has established a central Year 2000 Program Office, which reports to the Company's Chief Information Technology Officer and reports periodically to the audit committee of the Board of Directors.

The Company's State of Readiness

Sempra Energy has identified all IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company evaluated its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing, and Year 2000 readiness. The Company has prioritized so that, when possible, critical systems are being assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

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

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $40 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

The Risks of the Company's Year 2000 Issues

Based upon its current assessment and testing of the Year 2000 issue, the Company believes the reasonably likely worst case Year 2000 scenarios to have the following impacts upon Sempra Energy and its operations. With respect to the Company's ability to provide energy to its domestic utility customers, the Company believes that the reasonably likely worst case scenario is for small, localized interruptions of utility service which are restored in a time frame that is within normal service levels. With respect to services that are essential to Sempra Energy's operations, such as customer service, business operations, supplies and emergency response capabilities, the scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.

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

A portion of this risk is due to the various Year 2000 Ready schedules of critical third party suppliers and customers. The Company continues to contact its critical suppliers and customers to survey their Year 2000 remediation programs. While risks related to the lack of Year 2000 readiness by third parties could materially and adversely affect the Company's business, results of operations and financial condition, the Company expects its Year 2000 readiness efforts to reduce significantly the Company's level of uncertainty about the impact of third party Year 2000 issues on both its IT systems and its non-IT systems.

The Company's Contingency Plans

Sempra Energy's contingency plans for Year-2000-related interruptions are being incorporated in the Company's existing overall emergency preparedness plans. To the extent appropriate, such plans will include emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems, replacing electronic applications with manual processes, identification of alternate suppliers and increasing inventory levels. These contingency plans are well underway and the Company plans to be completed by June 30, 1999. Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.


FACTORS INFLUENCING FUTURE PERFORMANCE

Because of the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace, there are several factors that will influence the Company's future financial performance. These factors are discussed below.

KN Energy Acquisition

See discussion of the KN Energy acquisition in Note 2 of the notes to Consolidated Financial Statements.

Industry Restructuring

See discussion of industry restructuring in Note 3 of the notes to Consolidated Financial Statements.

Electric-Generation Assets and Electric Rates

In November 1997 SDG&E adopted a plan to auction its power plants and other electric-generation assets, so that it could continue to concentrate its business on the transmission and distribution of electricity and natural gas as California opens its electric-utility industry to competition. This is described in Note 3 of the notes to Consolidated Financial Statements. In addition, the March 1998 CPUC decision approving the Enova/PE business combination required, among other things, the divestiture by SDG&E of its fossil-fueled generation units. The proceeds from the sales will be applied directly to SDG&E's transition costs.

As described in Note 3 of the notes to Consolidated Financial Statements, AB 1890 requires a 10-percent reduction of residential and small commercial customers' rates beginning in January 1998, as well as a rate freeze for all customers. The rate freeze could stay in place until January 1, 2002. However, SDG&E recently filed with the CPUC for an interim mechanism to deal with electric rates after the rate freeze ends, noting the possibility that the SDG&E rate freeze could end in 1999. If approved, base electric rates (the portion of the rate that SDG&E controls) will decrease by an additional five percent to 15 percent, depending on the customer class, beyond the original 10-percent rate reduction described above. The portion of the electric rate representing the commodity cost is simply passed through to customers and will fluctuate with the price of electricity from the PX. Once the rate freeze is lifted, except for the interim protection mechanism described in Note 3 of the notes to Consolidated Financial Statements, customers will no longer be protected from commodity price spikes.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for both SoCalGas and SDG&E. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility rate base in a market where a utility already has a highly developed infrastructure.

SDG&E continues to participate in PBR for its electric and natural gas distribution business. During early 1998 SDG&E filed an application with the CPUC proposing a new distribution PBR mechanism since the base rate PBR mechanism would terminate at the end of 1998. The results of SDG&E's 1999 Cost of Service study form the basis for the new mechanism's starting-point rates. In December 1998, the Cost of Service settlement agreement among SDG&E, ORA and UCAN was approved by the CPUC, resulting in an authorized revenue increase of $12 million (an electric distribution increase of $18 million and a natural gas decrease of $6 million). New rates became effective on January 1, 1999. Also in January 1999, an administrative law judge's proposed decision was released on the PBR design issues of SDG&E's distribution PBR application. The proposed decision recommends a revenue-per-customer indexing mechanism rather than the rate-indexing mechanism proposed by SDG&E. Revenue or base margin per customer would be indexed based on inflation less an estimated productivity factor. The proposed decision also recommends much tighter earnings sharing bands than previously in effect for SDG&E. In March 1999, a CPUC commissioner issued an alternate decision which, among other things, would approve the rate-indexing proposal. On May 13, 1999 the CPUC adopted a decision incorporating the rate-indexing mechanism.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For SDG&E, electric-industry restructuring is changing the method of calculating the utility's annual cost of capital. SDG&E's May 1998 application to the CPUC for unbundled rates seeks to establish new, separate rates of return for SDG&E's electric distribution and natural gas businesses. The application proposes a 12.00 percent ROE, which would produce an overall ROR of 9.33 percent. The ORA, UCAN and other intervenors have filed testimony recommending significantly lower RORs. A final CPUC decision is expected by mid 1999.

Annual Earnings Assessment Proceeding

An application was filed in May 1999 to recover shareholder rewards for the Demand Side Management (DSM) programs and incentives earned for its energy-efficiency and low-income programs totaling $12 million ($10 million for electric and $2 million for gas). The revenue requirement increase is proposed to become effective on January 1, 2000. The DSM rewards and low-income program incentives will be collected and recorded in earnings over ten years. The energy-efficiency program incentives are recovered in one year. Rewards and incentives for these programs are subject to CPUC approval.

The CPUC has extended interim utility administration of energy-efficiency and low-income programs through December 31, 2001.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except for the matters referred to in the Company's 1998 Annual Report or referred to elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 1999, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE

At the annual meeting on May 11, 1999, the Company's shareholders elected 15 directors to hold office until the next annual meeting and until their successors have been elected and qualified. The name of each nominee and the number of shares voted for or withheld were as follows:

Nominees                    Votes For           Votes Withheld
-------------------------------------------------------------------
Hyla H. Bertea            116,583,358                 --
Ann L. Burr               116,583,358                 --
Herbert L. Carter         116,583,358                 --
Richard A. Collato        116,583,358                 --
Daniel W. Derbes          116,583,358                 --
Wilford D. Godbold, Jr.   116,583,358                 --
Robert H. Goldsmith       116,583,358                 --
William D. Jones          116,583,358                 --
Ignacio E. Lozano, Jr.    116,583,358                 --
Warren I. Mitchell        116,583,358                 --
Ralph R. Ocampo           116,583,358                 --
William G. Ouchi          116,583,358                 --
Richard J. Stegemeier     116,583,358                 --
Thomas C. Stickel         116,583,358                 --
Diana L. Walker           116,583,358                 --


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 10 - Material Contracts - Compensation

      10.1  Form of Sempra Energy Severance Pay Agreement

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the three months ended
      March 31, 1999.

(b)   Reports on Form 8-K

      None.





SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)



Date: May 14, 1999                  By:    /s/ E.A. Guiles
                                      -----------------------------
                                               E.A. Guiles
                                               President