Form 10-Q
period 1999-06-30
SAN DIEGO GAS & ELECTRIC CO
filed 1999-08-13
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999
                              -------------------------------------

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



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

          SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Dollars in millions)
                                            Three Months Ended
                                                 June 30,
                                            ------------------
                                              1999      1998
                                            ------------------
Operating Revenues:
 Electric                                     $646      $476
 Natural gas                                    94        93
                                            ------------------
Total operating revenues                       740       569
                                            ------------------
Expenses:
 Purchased power - net                          88        63
 Electric fuel                                  21        36
 Natural gas purchased for resale               43        38
 Operation and maintenance                     119       167
 Depreciation and decommissioning              391       178
 Other taxes and franchise payments             20        20
 Income taxes                                   (9)       22
                                            ------------------
  Total                                        673       524
                                            ------------------
Operating Income                                67        45
                                            ------------------
Other Income and (Deductions):
 Regulatory interest - net                      (2)        1
 Allowance for equity funds used
    during construction                          2         1
 Income taxes on nonoperating income            (4)       (6)
 Other - net                                     8        13
                                            ------------------
  Total                                          4         9
                                            ------------------
Income Before Interest Charges                  71        54
                                            ------------------
Interest Charges:
 Long-term debt                                 21        24
 Other                                           3         3
                                            ------------------
     Total                                      24        27
                                            ------------------
Net Income                                      47        27
Preferred Dividend Requirements                  1         2
                                            ------------------
Earnings Applicable to Common Shares          $ 46      $ 25
                                            ==================
See notes to Consolidated Financial Statements.



         SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Dollars in millions)
                                            Six Months Ended
                                                 June 30,
                                            ------------------
                                              1999      1998
                                            ------------------
Operating Revenues:
 Electric                                    $1,006     $973
 Natural gas                                    195      202
                                            ------------------
Total operating revenues                      1,201    1,175
                                            ------------------
Expenses:
 Purchased power - net                         154       159
 Electric fuel                                  57        67
 Natural gas purchased for resale               90        90
 Operation and maintenance                     226       266
 Depreciation and decommissioning              458       377
 Other taxes and franchise payments             40        43
 Income taxes                                   38        51
                                            ------------------
  Total                                      1,063     1,053
                                            ------------------
Operating Income                               138       122
                                            ------------------
Other Income and (Deductions):
 Regulatory interest - net                      (2)        -
 Allowance for equity funds used
    during construction                          2         2
 Income taxes on nonoperating income           (11)       (9)
 Other - net                                    23        17
                                            ------------------
  Total                                         12        10
                                            ------------------
Income Before Interest Charges                 150       132
                                            ------------------
Interest Charges:
 Long-term debt                                 43        51
 Other                                           5         4
                                            ------------------
     Total                                      48        55
                                            ------------------
Net Income                                     102        77
Preferred Dividend Requirements                  3         3
                                            ------------------
Earnings Applicable to Common Shares          $ 99      $ 74
                                            ==================
See notes to Consolidated Financial Statements.




               SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                            (Dollars in millions)
                                                             Balance at
                                                      -------------------------
                                                      June 30,      December 31,
                                                        1999             1998
                                                     (Unaudited)
                                                       -------          -------
ASSETS
Utility plant - at original cost                       $4,376           $4,903
  Less accumulated depreciation and decommissioning    (2,233)          (2,603)
                                                       -------          -------
         Utility plant - net                            2,143            2,300
                                                       -------          -------
Nuclear decommissioning trust                             507              494
                                                       -------          -------
Current assets:
  Cash and temporary investments                          355              284
  Accounts receivable                                     219              199
  Due from affiliates                                     453              110
  Inventories                                              47               77
  Regulatory balancing accounts undercollected - net       --                9
  Other                                                    23               17
                                                       -------          -------
         Total current assets                           1,097              696
                                                       -------          -------
Deferred taxes recoverable in rates                        99              194
Regulatory assets                                         253              511
Deferred charges and other assets                          58               62
                                                       -------          -------
         Total                                         $4,157           $4,257
                                                       =======          =======
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common equity                                        $1,224           $1,124
  Preferred stock not subject to mandatory redemption      78               78
  Preferred stock subject to mandatory redemption          25               25
  Long-term debt                                        1,486            1,548
                                                       -------          -------
         Total capitalization                           2,813            2,775
                                                       -------          -------
Current liabilities:
  Long-term debt due within one year                       66               72
  Accounts payable                                        139              165
  Taxes payable                                            44               --
  Dividends payable                                         2              102
  Interest accrued                                          9                9
  Regulatory balancing accounts overcollected - net       146               --
  Other                                                   127              185
                                                       -------          -------
         Total current liabilities                        533              533
                                                       -------          -------
Customer advances for construction                         46               41
Deferred income taxes - net                               293              397
Deferred investment tax credits                            55               89
Deferred credits and other liabilities                    417              422
Commitments and contingent liabilities (Note 3)
                                                       -------          -------
Total                                                  $4,157           $4,257
                                                       =======          =======
See notes to Consolidated Financial Statements.
</table



              SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
         CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS (Unaudited)
                         (Dollars in millions)
                                                            Six Months Ended
                                                                June 30,
                                                           ------------------
                                                            1999        1998
                                                           ------      ------
Cash Flows from Operating Activities
   Net income                                              $ 102       $  77
   Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and decommissioning                       458         377
      Application of balancing accounts to stranded costs    (62)        (86)
      Application of plant sale proceeds to stranded costs  (295)	       --
      Deferred income taxes and investment tax credits       (91)        (54)
      Non-cash rate reduction bond revenue                   (62)        (40)
      Other - net                                             26           6
      Net change in other working capital components        (187)       (120)
                                                           ------      ------
       Net cash (used) provided by operating activities     (111)        160
                                                           ------      ------
 Cash Flows from Investing Activities:
     Utility construction expenditures                       (90)       (100)
     Proceeds from sale of generating plants - net           454          --
     Contributions to decommissioning funds                  (11)        (11)
     Other - net                                              --          (1)
                                                           ------      ------
       Net cash provided (used) by investing activities      353        (112)
                                                           ------      ------
Cash Flows from Financing Activities:
     Dividends paid                                         (103)       (136)
     Issuance of long-term debt                               12         --
     Payment on long-term debt                               (80)       (182)
     Increase in short-term debt                              --           8
                                                           ------      ------
       Net cash used by financing activities                (171)       (310)
                                                           ------      ------

Increase (decrease) in cash and temporary investments         71        (262)
Cash and temporary investments, January 1                    284         536
                                                           ------      ------
Cash and temporary investments, June 30                    $ 355       $ 274
                                                           ======      ======

Supplemental Disclosure of Cash Flow Information:
     Interest payments (net of amounts capitalized)         $ 47       $  61
                                                           ======      ======
     Income tax payments (net of refunds)                  $ 194       $  49
                                                           ======      ======
     Dividend to parent of intercompany receivable          $ --       $ 100
                                                           ======      ======
See notes to Consolidated Financial Statements.

</table


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  GENERAL

This Quarterly Report on Form 10-Q is that of San Diego Gas &
Electric Company (SDG&E or the Company), a subsidiary of Enova
Corporation (Enova). Enova is a wholly owned subsidiary of Sempra
Energy, a California-based Fortune 500 energy services company. The financial statements herein are the Consolidated Financial Statements of SDG&E and its subsidiary, SDG&E Funding LLC.

The accompanying Consolidated Financial Statements have been prepared in accordance with the interim-period-reporting requirements of Form
10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. In the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation. These adjustments are only of a normal recurring nature. Certain changes in classification have been made to prior presentations to conform to the current financial statement presentation.

The Company's significant accounting policies, as well as those of its subsidiaries, are described in the notes to Consolidated
Financial Statements in the Company's 1998 Annual Report. The same accounting policies are followed for interim reporting purposes.

This Quarterly Report should be read in conjunction with the Company's 1998 Annual Report and its Quarterly Report on Form 10-Q for the three months ended March 31, 1999. The Company's 1998 Annual
Report includes the Consolidated Financial Statements and notes thereto, and "Management's Discussion & Analysis of Financial
Condition and Results of Operations."

SDG&E has been accounting for the economic effects of regulation on all utility operations in accordance with Statement of Financial
Accounting Standards No. 71, "Accounting for the Effects of Certain
Types of Regulation" (SFAS No. 71), as described in the notes to Consolidated Financial Statements in the Company's 1998 Annual
Report. In conformity with generally accepted accounting principles for regulated enterprises and the policies of the California Public
Utilities Commission (CPUC), SDG&E has ceased the application of SFAS
No. 71 to its generation business, in accordance with the conclusion of the Financial Accounting Standards Board that the application of SFAS No. 71 should be discontinued when legislation is issued that determines that a portion of an entity's business will no longer be subject to cost-based regulation. The discontinuance of SFAS No. 71 did not result in a write-off of SDG&E's generation assets, since the CPUC approved the recovery of the stranded costs related to these assets by the distribution portion of its business. (See further discussion in Note 3.)


2.  BUSINESS COMBINATIONS

PE/Enova

On June 26, 1998 (pursuant to an October 1996 agreement) Enova and
Pacific Enterprises (PE), the parent corporation of the Southern
California Gas Company (SoCalGas), completed a business combination in which the two companies became subsidiaries of a new company named
Sempra Energy. As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra
Energy and (iii) the preferred stock and/or preference stock of SDG&E, PE and SoCalGas remain outstanding. Additional information on the business combination is discussed in the Company's 1998 Annual
Report.

Expenses incurred in connection with the above were $1.1 million, after tax, and $29 million, after tax, for the six-month periods ended June 30, 1999 and 1998, respectively, of which $0.9 million, after tax, and $28 million, after tax, respectively, occurred during the three months ended June 30, 1999 and 1998.

As a result of the business combination, Enova dividended its nonutility subsidiaries to Sempra Energy during 1998 and early 1999.
SDG&E is now the sole direct subsidiary of Enova.

KN Energy

On February 22, 1999, Sempra Energy and KN Energy, Inc. (KN Energy) announced that their respective boards of directors had approved
Sempra Energy's acquisition of KN Energy, subject to approval by the shareholders of both companies and by various federal and state regulatory agencies. On June 21, 1999, Sempra Energy and KN Energy announced that they had agreed to terminate the proposed acquisition.

3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES
COMMISSION

In September 1996, the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopts the December 1995 CPUC policy decision that restructures the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The
PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. The California investor-owned electric utilities (IOUs) are obligated to sell their power supply, including owned generation and purchased-power contracts, to the PX. The IOUs are also obligated to purchase from the PX the power that they distribute. SDG&E's obligation to bid into and purchase from the PX after the conclusion of the rate freeze continues during the interim post rate freeze period (discussed below). An Independent System Operator (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of which energy source the customer chooses. Purchases from the PX/ISO are included in purchased-power expenses and PX/ISO power revenues have been netted therein on the Statements of Consolidated Income as presented.
Revenues from the PX/ISO reflect sales at market prices of energy from SDG&E's power plants and from long-term purchased-power contracts to the PX/ISO commencing April 1, 1998.

As discussed in the notes to Consolidated Financial Statements contained in the Company's 1998 Annual Report, the IOUs have been given a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. In June 1999, SDG&E completed the recovery of its stranded costs, other than the above-market portion of qualifying facilities and other purchased-power contracts that were in effect at December
31, 1995. These costs will continue to be collected in rates.
Recovery of the stranded costs were effected by, among other things, the sale of SDG&E's fossil power plants and combustion turbines.
During the quarter ended June 30, 1999, these sales were completed for total net proceeds of $454 million. The South Bay Power Plant sale to the San Diego Unified Port District for $110 million was completed on April 23, 1999. Duke South Bay, a subsidiary of Duke
Energy Power Services, will manage the plant for the Port District.
The sale of Encina Power Plant and 17 combustion-turbine generators to Dynegy Inc. and NRG Energy Inc. for $356 million was completed on May 21, 1999. SDG&E will operate and maintain both facilities for the new owners for the next two years.

Stranded costs included the cost of the San Onofre Nuclear Generating
Station (SONGS) as of December 31, 1995. SDG&E retains ownership of its 20-percent interest in SONGS. Subsequent SONGS costs are recoverable only from the sales of power produced therefrom, at rates previously fixed by the CPUC through December 31, 2002 and as determined by the market thereafter.

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

AB 1890 includes a rate freeze for all customers. Beginning in 1998, system-average rates were fixed at 9.43 cents per kwh. The rate freeze would have stayed in place until January 1, 2002, however, in connection with completion of SDG&E's stranded cost recovery
(described above), SDG&E filed with the CPUC for an interim mechanism to deal with electric rates after the end of the rate freeze. SDG&E is requesting authority to reduce base rates (the portion of the rate that SDG&E controls) to all electric customers. If approved, base electric rates will decrease beyond the original 10-percent rate reduction described above. The portion of the electric rate representing the commodity cost is simply passed through to customers and will fluctuate with the price of electricity from the PX. Except for the interim protection mechanism described below, customers will no longer be protected from commodity price spikes.

In April 1999, SDG&E filed an all-party settlement (including energy service providers, the CPUC's Office of Ratepayer Advocates (ORA), and the Utility Consumers Action Network (UCAN)) detailing proposed implementation plans for lifting the rate freeze. Included in the settlement is an interim customer-protection mechanism for residential and small commercial customers that would temporarily cap rates between July 1999 and September 1999, regardless of how high the PX price moves during that period. Any resulting undercollection would be recovered through a balancing account mechanism for a period of up to nine months subsequent to September 30, 1999. A CPUC decision adopting the all-party settlement was issued in May 1999 and became effective July 1, 1999. The interim rate-freeze period runs until the CPUC issues its decision on the pending legal and policy issues of ending the rate freeze. This decision is expected in January 2000.

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

CANADIAN NATURAL GAS

SDG&E has been involved in negotiations and litigation with four
Canadian suppliers concerning contract terms and prices. SDG&E has settled with all of the suppliers. One of the four is delivering natural gas under the terms of the settlement agreement through 2003;
the other three have ceased deliveries and the contracts were terminated. Although these contracts were intended to supply SDG&E to a level approximating the related committed long-term pipeline capacity, SDG&E intends to continue using the capacity in other ways, including the transport of replacement natural gas and the release of a portion of this capacity to third parties.

4.  COMPREHENSIVE INCOME

In conformity with generally accepted accounting principles, the Company has adopted Statement of Financial Accounting Standards No.
130, "Reporting Comprehensive Income." Comprehensive income for the six-month periods ended June 30, 1999 and 1998 was equal to net income.

5. SEGMENT INFORMATION

The Company has three separately managed reportable segments:
electric transmission and distribution, electric generation, and natural gas service. The accounting policies of the segments are the same as those described in the notes to Consolidated Financial
Statements in the Company's 1998 Annual Report. Segment performance is evaluated by management based on reported operating income.
Intersegment transactions are generally recorded the same as sales or transactions with third parties. Interest expense and income tax expense are not allocated to the reportable segments. Interest revenue is included in other income on the Statements of Consolidated
Income herein. It is not allocated to the reportable segments. There were no significant changes in segment assets for the six months ended June 30, 1999, except as described in Note 3 concerning the sale of SDG&E's power plants.


---------------------------------------------------------------------
                              Three months ended   Six months ended
                                   June 30,            June 30,
                             ----------------------------------------
(Dollars in millions)            1999      1998     1999     1998
---------------------------------------------------------------------
Revenues:
 Transmission and distribution  $  224    $  248   $  482   $  517
 Electric generation               422       228      524      456
 Natural gas                        94        93      195      202
                              ---------------------------------------
   Total                        $  740    $  569   $1,201   $1,175
                              ---------------------------------------
Segment Income:
 Transmission and distribution  $   61    $   45   $  149   $  117
 Electric generation               (24)       14      (15)      24
 Natural gas                        21         8       42       32
                              ---------------------------------------
   Total segment income             58        67      176      173

 Interest expense                  (24)      (27)     (48)     (55)
 Income tax (expense) benefit        5       (28)     (49)     (60)
 Nonoperating income                 8        15       23       19
                              ---------------------------------------
   Net income                   $   47    $   27   $  102   $   77
                              ---------------------------------------


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

BUSINESS COMBINATIONS

See Note 2 of the notes to Consolidated Financial Statements regarding the PE/Enova business combination and the agreement to terminate the KN Energy acquisition.

CAPITAL RESOURCES AND LIQUIDITY

The Company's utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. These capital resources are expected to remain available. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at June 30, 1999 are available for investment in utility plant, the retirement of debt, and other corporate purposes.

CASH FLOWS FROM OPERATING ACTIVITIES

The decrease in cash flows from operations is primarily due to transactions related to the recovery of stranded costs, partially offset by relative overcollections of regulatory balancing accounts.

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

Included in cash flows from investing activities are the proceeds from SDG&E's plant sales (see additional discussion in Note 3 of the notes to Consolidated Financial Statements).

CASH FLOWS FROM FINANCING ACTIVITIES

The decrease in net cash used in financing activities was primarily due to a decrease in dividends paid on common stock during the six-month period ended June 30, 1999, compared to the same period in 1998, and greater long-term debt repayments in 1998.

RESULTS OF OPERATIONS

Electric revenues increased 36 percent and 3 percent for the three-month and six-month periods ended June 30, 1999 primarily due to the sale of the Company's fossil-fueled power plants, partially offset by the January 1998 application to stranded cost recovery of the $130 million balance in the Interim Transition Cost Balancing Account
(ITCBA), which had been transferred from the then-discontinued ECAC and ERAM balancing accounts at December 31, 1997. In addition, there was a decrease in revenues as a result of a decrease in sales to other utilities, due to the start-up of the PX. The PX is described further under "Factors Influencing Future Performance".

Natural gas revenues increased one percent and decreased 3 percent for the three-month and six-month periods ended June 30, 1999 compared to the same period in 1998. The decrease was due to a decrease in the average cost of natural gas, partially offset by increased sales to residential customers due to colder weather and customer growth in 1999.

As discussed in Note 3, PX/ISO power revenues have been netted against purchased-power expenses, including purchases from the PX/ISO. The PX/ISO began operations in April 1998.

Cost of natural gas distributed increased 13 percent for the three-month period ended June 30, 1999. Cost of natural gas was equal to 1998 for the six-month period ended June 30, 1999. The increase for the quarter was due to the increase in the price of natural gas purchased. Under the current regulatory framework, changes in revenue resulting from change in core market volumes and cost of natural gas do not affect net income.

Depreciation and decommissioning increased in excess of 100 percent and 21 percent for the three-month and six-month periods ended June
30, 1999, compared to the same period in 1998. The increase is due to the accelerated recovery of generation assets partially offset by the January 1998 application to stranded cost recovery of the ITCBA as discussed above.

Operating income increased 49 percent and 13 percent for the three-month and six-month periods ended June 30, 1999, compared to the same period in 1998, primarily due to lower business combination costs, as previously discussed.

Income tax expense decreased for the three-month and six-month periods ended June 30, 1999, compared to the corresponding period in 1998, due to the contribution to a local government agency of the land related to one of the sold generating plants, partially offset by the increase in income before taxes. The land contribution also resulted in a significant decrease in the Company's effective income tax rate.


The table below summarizes the components of electric and natural gas volumes and revenues by customer class for the six months ended June
30, 1999 and 1998.


Electric Distribution
(Dollars in millions, volumes in millions of Kwhrs)
                                   1999              1998
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 3,134   $ 315      3,011   $ 305
  Commercial                  2,994     271      3,249     288
  Industrial                    968      69      1,683     112
  Direct access               1,403      48         93       6
  Street and highway lighting    38       3         43       4
  Off-system sales               52       1        639      13
                        ------------------------------------------
                              8,589     707      8,718     728
  Balancing and other                   299                245
                        ------------------------------------------
  Total                       8,589  $1,006      8,718   $ 973
                        ------------------------------------------



Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)

                                Gas Sales     Transportation & Exchange        Total
                      --------------------------------------------------------------------
                           Throughput  Revenue   Throughput  Revenue    Throughput  Revenue
                      --------------------------------------------------------------------
1999:
 Residential                      25     $ 172        --     $ --            25    $ 172
 Commercial and industrial        14        60         9        9            23       69
 Utility electric generation*     18         7        --       --            18        7
                            --------------------------------------------------------------
                                  57     $ 239         9     $  9            66      248
 Balancing accounts and other                                                        (53)
                                                                                 --------
   Total                                                                           $ 195
------------------------------------------------------------------------------------------

1998:
 Residential                      21     $ 163        --     $ --            21    $ 163
 Commercial and industrial        11        59        10        9            21       68
 Utility electric generation*     21         5        --       --            21        5
                            --------------------------------------------------------------
                                  53     $ 227        10     $  9            63    $ 236
 Balancing accounts and other                                                        (34)
                                                                                 ---------
   Total                                                                           $ 202
------------------------------------------------------------------------------------------
* margin only



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

The Company's State of Readiness

Sempra Energy has identified all significant IT and non-IT systems (including embedded systems) that might not be Year 2000 ready and categorizing them in the following areas: IT applications, computer hardware and software infrastructure, telecommunications, embedded systems, and third parties. The Company evaluated its exposure in all of these areas. These systems and applications are being tracked and measured through four key phases: inventory, assessment, remediation/testing, and Year 2000 readiness. The Company has prioritized so that, when possible, critical systems are being assessed and modified/replaced first. Critical systems are those applications and systems, including embedded processor technology, which, if not appropriately remediated, may have a significant impact on energy delivery, revenue collection or the safety of personnel, customers or facilities. The Company's Year 2000 testing effort includes functional testing of Year 2000 dates and validating that changes have not altered existing functionality. The Company uses an independent, internal review process to verify that the appropriate testing has occurred.

The Company's Year 2000 project is currently on schedule, with critical energy delivery systems for both SoCalGas and SDG&E Year
2000 Ready as of June 30, 1999. The Company defines "Year 2000 Ready" as suitable for continued use into the year 2000 with no significant operational problems.

Sempra Energy's current schedule for Year 2000 testing and readiness for non-critical systems is to be completed by the fourth quarter of 1999. In certain cases, this schedule is dependent upon the efforts of third parties, such as suppliers (including energy producers) and customers. Accordingly, delays by third parties may cause the Company's schedule to change. In addition, a continued readiness management process has been implemented to monitor and review the progress of Year 2000 readiness of the Company's systems.

The Costs to Address the Company's Year 2000 Issues

Sempra Energy's budget for the Year 2000 program is $48 million, of which $43 million has been spent. As the Company continues to assess its systems and as the remediation and testing efforts progress, cost estimates may change. The Company's Year 2000 readiness effort is being funded entirely by operating cash flows.

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

The Company's Contingency Plans

The Company's contingency plans for Year-2000-related interruptions have been completed and were submitted to the CPUC on July 1, 1999. These plans will continue to be revised and improved during the remainder of 1999. The contingency plans include emergency backup and recovery procedures, replacing electronic applications with manual processes, and identification of alternate suppliers along with increasing inventory levels. In addition, the following key contingency actions will be taken.

-- Only critical system changes will be implemented during
   December 1999 and January 2000.
-- An hour-by-hour plan will be developed to cover key
   contingency actions.
-- On-site staffing will be in place at key operational and
   administrative locations.
-- Designated standby staff will be on-call with thirty-minute availability.
-- Emergency Operations Centers will be activated on December
    31, 1999.
-- Walk-through drills will be held during the fourth quarter of 1999.

Due to the speculative and uncertain nature of contingency planning, there can be no assurances that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

FACTORS INFLUENCING FUTURE PERFORMANCE

Because of the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace, there are several factors that will influence the Company's future financial performance. These factors are discussed in this section below.

Industry Restructuring

See discussion of industry restructuring in Note 3 of the notes to Consolidated Financial Statements.

Electric-Generation Assets and Electric Rates

Note 3 of the notes to Consolidated Financial Statements describes regulatory and legislative actions that affect SDG&E's electric rates, and the related sale of its fossil plants and recovery of the cost of all SDG&E generation-related assets.

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

SDG&E continues to participate in PBR for its electric distribution and natural gas businesses. In December 1998, the CPUC approved SDG&E's Cost of Service proceeding, resulting in an authorized revenue increase of $12 million (an electric distribution increase of $18 million and a natural gas decrease of $6 million). New rates became effective on January 1, 1999. In January 1999, various proposed and alternate decisions were released on the PBR design issues of SDG&E's distribution PBR application. The proposed decision released by the CPUC's Administrative Law Judge recommended, among other things, a revenue-per-customer indexing mechanism rather than the rate-indexing mechanism proposed by SDG&E and much tighter earnings sharing bands than previously in effect for SDG&E. On May 13, 1999 the CPUC adopted a decision incorporating the rate-indexing mechanism proposed by SDG&E, but also approved the tighter sharing bands. The decision also adopted an all-party settlement on various performance incentives, allowing SDG&E the opportunity to accrue up to $14.5 million annually in performance rewards or penalties. Certain intervenors are requesting a rehearing of the rate-indexing mechanism.

Cost of Capital

Under PBR, annual Cost of Capital proceedings were replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. For SDG&E, electric-industry restructuring is changing the method of calculating the utility's annual cost of capital. SDG&E's May 1998 application to the CPUC for unbundled rates established new, separate rates of return for SDG&E's electric distribution and natural gas businesses. The application proposed a
12.00 percent ROE, which would produce an overall ROR of 9.33 percent. A CPUC decision in June 1999 granted SDG&E an ROE of 10.6 percent (overall ROR of 8.75 percent). This resulted in annual revenue requirement reductions of $14.6 million and $4.8 million for electric distribution and SDG&E gas sales, respectively, effective July 1, 1999. SDG&E filed an Application for Rehearing of this decision in July 1999, requesting that the ROE be increased to 10.8 percent after correcting computational errors in the original decision.

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

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's costs are allocated among various customer classes (residential, commercial, industrial, etc.). SDG&E filed the 1999 BCAP application in October 1998, with hearings held during the first half of 1999. At the conclusion of hearings, a joint BCAP recommendation was reached proposing, among other things, an overall natural gas rate reduction of $11 million for SDG&E. A CPUC decision is expected in early 2000.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except for the matters referred to in the Company's 1998 Annual Report or referred to elsewhere in this Quarterly Report on Form 10-Q for the six months ended June 30, 1999, neither the Company nor any of its affiliates is a party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its businesses.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the six months ended
      June 30, 1999.

(b)  Reports on Form 8-K

      A Current Report on Form 8-K filed May 21, 1999 announced the completion of the sales of SDG&E's Encina Power Plant, 17 combustion turbines, and South Bay Power Plant.





                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)



Date: August 12, 1999             By:    /s/ E.A. Guiles
                                      -----------------------------
                                               E.A. Guiles
                                               President