Form 10-K
period 1999-12-31
SAN DIEGO GAS & ELECTRIC CO
filed 2000-03-29
CIK 86521

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended    December 31, 1999
                                                  -----------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Exhibit Index on page 65.  Glossary on page 70.

Aggregate market value of the voting preferred stock held by non-affiliates of the registrant as of February 29, 2000 was $17.9 million.

Registrant's common stock outstanding as of February 29, 2000 was wholly owned by Enova Corporation.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Information Statement prepared for the May 2000 annual meeting of shareholders are incorporated by reference into
Part III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . .  3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . 15
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 16
Item 4.  Submission of Matters to a Vote of Security Holders. . 16

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . 16
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . 16
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . 17
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . 29
Item 8.  Financial Statements and Supplementary Data. . . . . . 30
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . 62

PART III
Item 10. Directors and Executive Officers of the Registrant . . 62
Item 11. Executive Compensation . . . . . . . . . . . . . . . . 62
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . . 62
Item 13. Certain Relationships and Related Transactions . . . . 62

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . 63

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 64

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . 65

Glossary. . . . . . . . . . . . . . . . . . . . . . . . . . . . 70




This report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans" "intends," "may" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements that involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

These statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; exchange rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; business and regulatory or legal decisions; the pace of deregulation of retail natural gas and electricity delivery; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this annual report and other reports filed by the Company from time to time with the Securities and Exchange Commission.






                             PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

San Diego Gas & Electric Company (SDG&E or the Company) is an operating public utility which provides electric and natural gas service to San Diego County and southern Orange County. SDG&E is the principal subsidiary of Enova Corporation (Enova) Sempra Energy, a California-based Fortune 500 energy services company, was formed as a holding company for Enova Corporation (Enova) and Pacific Enterprises (PE) in connection with a business combination of Enova and PE that was completed on June 26, 1998 (PE/Enova business combination). Southern California Gas Company (SoCalGas), the principal subsidiary of PE, is the nation's largest natural gas distribution utility, serving 5 million meters throughout most of Southern California and part of central California. Together, the two utilities serve approximately 7 million meters. Further discussion of SDG&E and the PE/Enova business combination is included in "Management's
Discussion and Analysis of Financial Condition and Results of
 Operations" and in Note 1 of the notes to Consolidated Financial
 Statements, herein.

GOVERNMENT REGULATION

Local Regulation
SDG&E has separate electric and gas franchises with the two counties and the 25 cities in its service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and/or natural gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and natural gas franchises with the cities of Chula Vista (2003), Encinitas (2012), San Diego (2021) and Coronado (2028); and the natural gas franchises with the city of Escondido (2036) and the county of San Diego (2030).

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

Federal Regulation
The Federal Energy Regulatory Commission (FERC) regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale.

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

Licenses and Permits
SDG&E obtains a number of permits, authorizations and licenses in connection with the transmission and distribution of natural gas and electricity. They require periodic renewal, which results in continuing regulation by the granting agency.

Other regulatory matters are described throughout this report.

SOURCES OF REVENUE

Industry segment information is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the notes to Consolidated Financial Statements herein.

ELECTRIC OPERATIONS

Resource Planning
In September 1996, California enacted a law restructuring California's electric utility industry. The legislation adopts the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates. Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively.

Additional information concerning electric-industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 11 and 12 of the notes to Consolidated Financial Statements herein.

Electric Resources
In connection with California's electric-industry restructuring, beginning March 31, 1998, the California investor-owned utilities (IOUs) are obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. The IOUs also are obligated to purchase from the PX the power that they sell. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. In 1999, SDG&E completed divestiture of its owned generation other than nuclear. SDG&E continues to have purchased-power contracts, which it bids into the PX. Based on generating plants in service and purchased-power contracts currently in place, at February 29, 2000 the megawatts (mw) of electric power available to SDG&E to bid into the PX are as follows:


    Source                                         Mw
    --------------------------------------------------
    Nuclear generating plants                      430*
    Long-term contracts with other utilities       175
    Contracts with others                          493
                                                 -----
            Total                                1,098
                                                 =====
    * Net of plants' internal usage

Natural Gas/Oil Generating Plants: In connection with electric-industry restructuring, in December 1998, SDG&E entered into agreements for the sale of its South Bay and Encina power plants and 17 combustion turbines. During the quarter ended June 30, 1999, these sales were completed for total net proceeds of $466 million. The South Bay Power Plant sale to the San Diego Unified Port District for $110 million was completed on April 23, 1999. Duke South Bay, a subsidiary of Duke Energy Power Services, will manage the plant for the Port District. The sale of Encina Power Plant and 17 combustion-turbine generators to Dynegy Inc. and NRG Energy Inc. for $356 million was completed on May 21, 1999. SDG&E will operate and maintain both facilities for the new owners for the next two years.

San Onofre Nuclear Generating Station (SONGS): SDG&E owns 20 percent of the three nuclear units at SONGS (located south of San Clemente, California). The cities of Riverside and Anaheim own a total of 5 percent of Units 2 and 3. Southern California Edison (Edison) owns the remaining interests and operates the units.

Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut down the unit. At that time SDG&E began the recovery of its remaining capital investment, with full recovery completed in April 1996. The unit's spent nuclear fuel has been removed from the reactor and stored on-site. In March 1993, the NRC issued a Possession-Only License for Unit 1, and the unit was placed in a long-term storage condition in May 1994. In June 1999, the CPUC granted authority to begin decommissioning Unit
1. That work is now in progress.

Units 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 mw of Unit 2 and 216 mw of Unit 3.

During 1999 SDG&E spent $10 million on capital modifications and additions and expects to spend $6 million in 2000. SDG&E deposits funds in an external trust to provide for the future dismantling and decontamination of the units.

Additional Information: Additional information concerning the SONGS units, nuclear decommissioning and industry restructuring (including SDG&E's divestiture of its electric generation assets) is provided below and in "Environmental Matters," "Electric Properties," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 5, 11 and 12 of the notes to Consolidated Financial Statements herein.

Purchased Power: The following table lists contracts with the various suppliers:
                        Expiration         Megawatt
  Supplier                 Date           Commitment   Source
-------------------------------------------------------------------
Long-Term Contracts with Other Utilities:

Portland General
Electric (PGE)         December 2013            75    Coal

Public Service
Company of
New Mexico (PNM)       April 2001              100    System supply
                                             -----
                  Total                        175
                                             =====
Others Contracts:

PacifiCorp             December 2001           100    System Supply

Avista Supply          December 2001           150    System Supply

Applied Energy         December 2019           102    Cogeneration

Yuma Cogeneration      June 2024                50    Cogeneration

Goal Line Limited
Partnership            December 2025            50    Cogeneration

Other (89)             Various                  41    Cogeneration
                                            ------
                  Total                        493
                                            ======

Under the contracts with PGE and PNM, SDG&E pays a capacity charge plus a charge based on the amount of energy received. Charges under these contracts are based on the selling utility's costs, including a return on and depreciation of the utility's rate base (or lease payments in cases where the utility does not own the property), fuel expenses, operating and maintenance expenses, transmission expenses, administrative and general expenses, and state and local taxes. Charges under contracts from PacifiCorp and Avista are for firm energy only and are based on the amount of energy received. The prices under these contracts are at the market value at the time the contracts were negotiated. Costs under the remaining contracts (all with Qualifying Facilities) are based on SDG&E's avoided cost.

Additional information concerning SDG&E's purchased-power contracts is described below, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 of the notes to Consolidated Financial Statements herein.

Power Pools
SDG&E is a participant in the Western Systems Power Pool (WSPP), which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 200 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to target and coordinate delivery of cost-effective sources of power from outside their service territories through a centralized exchange of information.

Transmission Arrangements
Pacific Intertie: The Pacific Intertie, consisting of AC and DC transmission lines, connects the Northwest with SDG&E, Pacific Gas & Electric (PG&E), Edison and others under an agreement that expires in July 2007. SDG&E's share of the intertie was 266 mw.

Southwest Powerlink: SDG&E's 500-kilovolt Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego. SDG&E's share of the line is 931 mw, although it can be less, depending on specific system conditions.

Mexico Interconnection: Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 mw.

Due to electric-industry restructuring (see "Transmission Access" below), the operating rights of SDG&E on these lines have been transferred to the ISO.

Transmission Access
As a result of the enactment of the National Energy Policy Act of 1992, the FERC has established rules to implement the Act's transmission-access provisions. These rules specify FERC-required procedures for others' requests for transmission service. In October 1997 the FERC approved the transfer of control by the California IOUs of their transmission facilities to the ISO. Beginning on March 31, 1998 the ISO is responsible for the operation and control of the transmission lines. Additional information regarding the ISO and transmission access is provided below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

Fuel and Purchased-Power Costs
The following table shows the percentage of each electric-fuel source used by SDG&E and compares the costs of the fuels with each other and with the total cost of purchased power:

                    Percent of Kwhr              Cents per Kwhr
-------------------------------------------------------------------
                  1999    1998    1997        1999    1998    1997
                  -----   -----   -----       ----    ----    ----
Natural gas        6.5%   17.3%   19.8%        3.0     3.0     3.3
Nuclear fuel      12.6    11.5    11.8         0.5     0.6     0.6
Fuel oil                           0.1                         2.4
                  -----   -----   -----
Total generation  19.1    28.8    31.7
Purchased power
  and ISO/PX      80.9    71.2    68.3         3.7     3.5     2.8
                  -----   -----   -----
Total            100.0%  100.0%  100.0%
                 ======  ======  ======

As described previously, SDG&E sold its South Bay and Encina power plants and 17 combustion turbines during the quarter ended June 30, 1999. Since the primary fuel source of these plants is natural gas, the percentage of Kwhr for natural gas in the above table decreased compared to 1998.

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

Electric Fuel Supply
Natural Gas: Information concerning natural gas is provided in "Natural Gas Operations" herein.

Nuclear Fuel: The nuclear-fuel cycle includes services performed by others under contract through 2003, including mining and milling of uranium concentrate, conversion of uranium concentrate to uranium hexafluoride, enrichment services and enriched uranium hexafluoride, and fabrication of fuel assemblies.

Spent fuel is being stored at SONGS, where storage capacity will be adequate at least through 2005. If necessary, modifications in fuel-storage technology can be implemented to provide on-site storage capacity for operation through 2013, the expiration date of the NRC operating license. The plan of the U.S. Department of Energy (DOE) is to provide a permanent storage site for the spent nuclear fuel by 2010.

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

Additional information concerning nuclear-fuel costs is provided in Note 11 of the notes to Consolidated Financial Statements herein.

NATURAL GAS OPERATIONS

SDG&E distributes natural gas to 0.7 million customers in San Diego and southern Orange counties throughout a 4,100-square-mile service territory. The Company purchases natural gas for resale to its customers and, until their sales, also purchased natural gas for fuel in its generating plants.

Supplies of Natural Gas
The Company buys natural gas under several short-term and long-term contracts. Short-term purchases are based on monthly spot-market prices. The Company buys natural gas primarily from various spot-market suppliers. It also has natural gas transportation contracts with pipeline companies, which expire at various dates through 2023.

Most of the natural gas purchased and delivered by the Company is produced outside of California. These supplies are delivered to the SoCalGas pipeline at the California border by interstate pipeline companies, primarily El Paso Natural Gas Company and Transwestern Pipeline Company. These interstate companies provide transportation services for supplies purchased from other sources by the Company or its transportation customers. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC. All natural gas is delivered to SDG&E under a transportation and storage agreement with SoCalGas.

SDG&E has four long-term natural gas supply contracts with four Canadian suppliers. The Company has been in negotiations and litigation with the suppliers concerning the contracts' terms and prices. SDG&E has settled with the four suppliers, terminating three of the contracts and continuing to purchase natural gas from one of the suppliers under terms of the settlement agreement. Additional information regarding natural gas contracts is provided in Note 11 of the notes to Consolidated Financial Statements herein.

The following table shows the sources of natural gas deliveries from 1995 through 1999.

                                                                Year Ended December 31
                                      -------------------------------------------------------------------
                                        1999           1998          1997          1996           1995
---------------------------------------------------------------------------------------------------------
Gas Purchases (billions of cubic feet)    75            118            101            97             90

Customer-Owned and
  Exchange Receipts                       47             19             18            17             17

Storage Withdrawal
   (Injection) - Net                       4             (3)             1            --              2

Company Use and
  Unaccounted For                        --              (2)            (1)           (1)            (1)
                                      -------        -------        -------       -------        -------
    Net Deliveries                       126            132            119           113            108
                                      =======        =======        =======       =======        =======

Cost of Gas Purchased*
  (millions of dollars)                $ 205          $ 327          $ 313         $ 252          $ 188
                                      -------        -------        -------       -------        -------

Average Cost of Purchases
  (Dollars per Thousand Cubic Feet)    $2.73          $2.77          $3.10         $2.59          $2.08
                                      =======        =======        =======       =======        =======

* Includes interstate pipeline demand charges

Market-sensitive natural gas supplies (supplies purchased on the spot market as well as under longer-term contracts based on spot prices) accounted for nearly 100 percent of total natural gas volumes purchased by the Company during the last five years. These supplies were generally purchased at prices significantly below those of long-term fixed-price sources of supply.

The Company provided transportation services for the customer-owned natural gas. The Company estimates that sufficient natural gas supplies will be available to meet the requirements of its customers for the next several years.

Customers
For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. There are 749,000 core customers (721,000 residential and 28,000 small commercial and industrial). Noncore customers consist primarily of utility electric generation (UEG), wholesale, and large commercial and industrial customers, and total 150.

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

For 1999, approximately 90 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 10 percent allocated to the noncore customers.

Although revenue from transportation throughput is less than for natural gas sales, the Company generally earns the same margin whether the Company buys the gas and sells it to the customer or transports natural gas already owned by the customer.

Demand for Natural Gas
Natural gas is a principal energy source for residential, commercial, industrial and UEG customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and with other fuels for large industrial, commercial and UEG uses. Growth in the natural gas markets is largely dependent upon the health and expansion of the southern California economy. The Company added approximately 27,000 and 12,000 new natural gas customer meters in 1999 and 1998, respectively, representing a growth rate of approximately 3.7 percent and 1.6 percent, respectively. The Company expects its growth for 2000 will be about two percent.

During 1999, 91 percent of residential energy customers in the Company's service area used natural gas for water heating, 73 percent for space heating, 52 percent for cooking and 35 percent for clothes drying.

Demand for natural gas by noncore customers is very sensitive to the price of competing fuels. Although the number of noncore customers in 1999 was only 150, they accounted for approximately 11 percent of the authorized natural gas revenues and 43 percent of total natural gas volumes. External factors such as weather, electric deregulation, the use of hydro-electric power, competing pipeline bypass and general economic conditions can result in significant shifts in this market. The demand for natural gas by large UEG customers is also greatly affected by the price and availability of electricity.

Effective March 31, 1998, electric industry restructuring gave California consumers the option of selecting their electric energy provider from a variety of local and out-of-state producers. As a result, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on the Company's natural gas operations, future volumes of natural gas transported for UEG customers may be adversely affected to the extent that regulatory changes divert electricity from the Company's service area.

Other
Additional information concerning customer demand and other aspects of natural gas operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 11 and 12 of the notes to Consolidated Financial Statements herein.

RATES AND REGULATION

SDG&E is regulated by the CPUC, which consists of five commissioners appointed by the Governor of California for staggered six-year terms. It is the responsibility of the CPUC to determine that utilities operate within the best interests of their customers. The regulatory structure is complex and has a substantial impact on the profitability of the Company. Both the electric and natural gas industries are currently undergoing transitions to competition.

Electric Industry Restructuring
In September 1996, California enacted a law restructuring its electric utility industry. The legislation adopts the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates. Additional information on electric industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

Natural Gas Industry Restructuring
The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. In January 1998, the CPUC released a staff report initiating a proceeding to assess the current market and regulatory framework for California's natural gas industry. Additional information on natural gas industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

Balancing Accounts
In general, earnings fluctuations from changes in the costs of natural gas and consumption levels for the majority of natural gas are eliminated by balancing accounts authorized by the CPUC. As a result of California's electric restructuring law, overcollections recorded in the electric balancing accounts were applied to transition cost recovery, and fluctuations in certain costs and consumption levels now can affect earnings from electric operations. Additional information on balancing accounts is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 of the notes to Consolidated Financial Statements herein.

Performance-Based Regulation (PBR)
To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for SDG&E. Additional information on PBR is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

Biennial Cost Allocation Proceeding (BCAP)
Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in customer demand from estimates previously used in establishing customer natural gas transportation rates. The mechanism substantially eliminates the effect on income of variances in market demand and natural gas transportation costs. The BCAP will continue under PBR. Additional information on the BCAP is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

Affiliate Transactions
In December 1997, the CPUC adopted rules establishing uniform standards of conduct governing the manner in which California IOUs conduct business with their affiliates. Information on affiliate transactions is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

Cost of Capital
Under PBR, annual Cost of Capital proceedings have been replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. Additional information on the utility's cost of capital is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting SDG&E, including hazardous substances and air and water quality, are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein. The following additional information should be read in conjunction with those discussions.

Hazardous Substances
SDG&E lawfully disposed of hazardous wastes at off-site facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Under California law, redevelopment agencies are authorized to require landowners and other responsible parties to cleanup property within the agency's jurisdiction. Where the landowner or other responsible party fails to complete the required corrective action, the redevelopment agency can complete the work and obtain reimbursement from such parties.

The Redevelopment Agency for the City of San Diego has exerted its authority affecting SDG&E's Station A facility and adjacent properties to accommodate a major league ballpark and ancillary development proposed by the City. During the early 1900s, SDG&E and its predecessors manufactured gas from coal and oil at the Station A facility. Environmental assessments have identified residual by-products from the gas-manufacturing process and subsurface hydrocarbon contamination on portions of the Station A site. A risk assessment was completed for Station A and partial demolition was performed in 1997. Initial cleanup actions commenced in 1998, and most of the remediation was completed in 1999, at a cost of approximately $8.7 million. Cleanup of Station A will be completed in 2000 at an estimated cost of $700,000. Contaminants resulting from the gas-manufacturing process by-products were also assessed at SDG&E's Escondido and Oceanside sites. Remediation at the Escondido site was completed in 1998 and a site-closure letter received. Remediation at the Oceanside facility is scheduled for 2000 and the cost is not expected to be significant.

Station B is located in downtown San Diego and was operated as a steam and electric-generating facility between 1911 and June 1993 when it was closed. Asbestos and lead-based paint were used in the construction of the power plant. Activities to dismantle and decommission the facility required the removal of the asbestos and lead-based paint in a manner complying with all applicable environmental, health and safety laws. This work also included the removal or cleanup of small amounts of PCBs, fuel oil and other substances. These activities were completed in 1999 at a cost of $6 million. The sale of Station B was completed in December 1999.

SDG&E sold its fossil-fuel power plants and combustion turbines in 1999. As a part of its due diligence for the sale, SDG&E conducted a thorough environmental assessment of the South Bay and Encina power plants and 17 combustion turbine sites. Pursuant to the sale agreements for such facilities, SDG&E and the buyers have apportioned responsibility for such environmental conditions generally based on contamination existing at the time of transfer and the cleanup level necessary for the continued use of the sites for electric generation. While the sites are relatively clean, the assessments identified some instances of significant contamination, principally resulting from hydrocarbon releases, for which SDG&E has a cleanup obligation under the agreement. Estimated costs to perform the necessary remediation are $7 million to $8 million at the South Bay power plant, $0.9 million at the Encina power plant, and $1.9 million at the combustion turbine sites. These costs were offset against the sales price for the facilities, together with other appropriate costs, and the remaining net proceeds were offset against SDG&E's other transition costs.

SDG&E and 10 other entities have been named potentially responsible parties
(PRPs) by the California Department of Toxic Substances Control (DTSC) as liable for any required corrective action regarding contamination at a site in Pico Rivera, California. DTSC has taken this action because SDG&E and others sold used electrical transformers to the site's owner. The DTSC considers SDG&E to be responsible for 7.4 percent of the transformer-related contamination at the site. SDG&E and the other PRPs have entered into a cost-sharing agreement to provide funding for the implementation of a consent order between DTSC and the site owner for the development of a cleanup plan. SDG&E's interim share under the agreement is 10.1%, subject to adjustment based on ultimate responsibility allocations. The estimate for the development of the cleanup plan is $1 million. The estimate for the actual cleanup is in the $2 million to $8 million range.

At December 31, 1999, SDG&E's estimated remaining investigation and remediation liability related to hazardous waste sites was $6 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. Any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on SDG&E's consolidated results of operations or financial position.

Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Substance Cost Recovery Account are recorded as a regulatory asset.

Electric and Magnetic Fields (EMFs)
Although scientists continue to research the possibility that exposure to EMFs causes adverse health effects, science, has not demonstrated a cause-and-effect relationship between adverse health effects and exposure to the type of EMFs emitted by power lines and other electrical facilities. Some laboratory studies suggest that such exposure creates biological effects, but those effects have not been shown to be harmful. The studies that have most concerned the public are epidemiological studies, some of which have reported a weak correlation between childhood leukemia and the proximity of homes to certain power lines and equipment. Other epidemiological studies found no correlation between estimated exposure and any disease. Scientists cannot explain why some studies using estimates of past exposure report correlations between estimated EMF levels and disease, while others do not.

To respond to public concerns, the CPUC has directed California utilities to adopt a low-cost EMF-reduction policy that requires reasonable design changes to achieve noticeable reduction of EMF levels that are anticipated from new projects. However, consistent with the major scientific reviews of the available research literature, the CPUC has indicated that no health risk has been identified.

Air and Water Quality
California's air quality standards are more restrictive than federal standards. However, as a result of the sale of the Company's fossil-fuel power plants and combustion turbines, the Company's primary air-quality issue, compliance with these standards is less significant.

The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS reached agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. This mitigation program includes an enhanced fish-protection system, a 150-acre artificial reef and restoration of 150 acres of coastal wetlands. In addition, the owners must deposit $3.6 million with the state for the enhancement of fish hatchery programs and pay for monitoring and oversight of the mitigation projects. SDG&E's share of the cost is estimated to be $24 million. The pricing structure contained in the CPUC's decision regarding accelerated recovery of SONGS Units 2 and 3 is expected to accommodate these added mitigation costs.


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

In May 1987 the Regional Water Quality Control Board (RWQCB) issued SDG&E a cleanup and abatement order for gasoline contamination originating from an underground storage tank located at the utility's Mountain Empire Operation and Maintenance facility. SDG&E assessed the extent of the contamination, removed all contaminated soil and completed remediation of the site. Monitoring of the site confirms its remediation. SDG&E has received a site-closure letter from the RWQCB.

OTHER MATTERS

Year 2000
Sempra Energy established an overall company-wide Year 2000 readiness effort that included SDG&E. There were only a few, very minor year 2000 interruptions to the Company's automated systems and applications with suppliers and customers. Sempra Energy incurred expenses of $48 million (including $7.6 million in 1999) for its Year 2000 readiness effort and expects to incur no additional costs.

Research, Development and Demonstration (RD&D)
As a result of electric-industry restructuring, SDG&E has significantly reduced its electric RD&D program. For 1999, the CPUC authorized SDG&E to fund $1.2 million and $4 million in its natural gas and electric RD&D programs, respectively, which includes $3.9 million to the CEC's electric public purpose RD&D program. Annual RD&D costs have averaged $4.7 million over the past three years.

Employees of Registrant
As of December 31, 1999, SDG&E had 3,071 employees, compared to 2,982 at December 31, 1998.

Wages
Certain employees at SDG&E are represented by the International Brotherhood of Electrical Workers, Local 465, with two labor agreements. The generation contract runs through February 28, 2001 and the transmission and distribution contract runs through August 31, 2001.

ITEM 2. PROPERTIES

Electric Properties
The utility's generating capacity is described in "Electric Resources" herein.

SDG&E's electric transmission and distribution facilities include substations, and overhead and underground lines. Periodically various areas of the service territory require expansion to handle customer growth.

Natural Gas Properties
SDG&E's natural gas facilities are located in San Diego and Riverside counties and consist of the Moreno and Rainbow compressor stations, 167 miles of high pressure transmission pipelines, 6,971 miles of high and low pressure distribution mains, and 5,791 miles of service lines.

Other Properties
SDG&E occupies an office complex at Century Park Court in San Diego pursuant to an operating lease ending in the year 2007. The lease can be renewed for two five-year periods.

SDG&E owns or leases other offices, operating and maintenance centers, shops, service facilities, and equipment necessary in the conduct of business.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor its affiliates are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

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

Dividend Restrictions
The CPUC regulates SDG&E's capital structure, limiting the dividends it may pay. At December 31, 1999, $401 million of retained earnings was available for future dividends.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions)
                                      At December 31, or for the years then ended
                                    ------------------------------------------------
                                       1999      1998      1997      1996      1995
                                    --------   -------   -------   -------   -------
Income Statement Data:
   Operating Revenues                $2,207     $2,249    $2,167    $1,939    $1,814
   Operating Income                  $  281     $  286    $  317    $  309    $  315
   Dividends on Preferred Stock      $    6     $    6    $    6    $    6    $    8
   Earnings Applicable to
      Common Shares                  $  193     $  185    $  232    $  216    $  226

Balance Sheet Data:
   Total Assets                      $4,366     $4,257    $4,654    $4,161    $4,473
   Long-Term Debt                    $1,418     $1,548    $1,788    $1,285    $1,217
   Short-Term Debt (a)               $   66     $   72    $   73    $   34    $  124
   Shareholders' Equity              $1,393     $1,203    $1,465    $1,483    $1,614


(a) Includes long-term debt due within one year.

Since San Diego Gas & Electric Company is a wholly owned subsidiary of Enova
Corporation, per share data has been omitted.

This data should be read in conjunction with the consolidated financial statements and the notes to Consolidated Financial Statements contained herein.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
This section includes management's discussion and analysis of operating results from 1997 through 1999, and provides information about the capital resources, liquidity and financial performance of San Diego Gas & Electric (SDG&E or the Company). This section also focuses on the major factors expected to influence future operating results and discusses investment and financing plans. It should be read in conjunction with the consolidated financial statements included in this Annual Report.
     The Company is an operating public utility engaged in the electric and natural gas businesses. It generates and purchases electric energy and distributes it to 1.2 million customers in San Diego County and an adjacent portion of Orange County, California. It also purchases and distributes natural gas to 0.7 million customers in San Diego County and transports electricity and gas for others. The Company is the principal subsidiary of Enova Corporation (Enova or the Parent), which is wholly owned by Sempra Energy. SDG&E's only subsidiary is SDG&E Funding LLC, which is described below under "Electric Rates."

Business Combinations
Sempra Energy was formed to serve as a holding company for Pacific Enterprises (PE, the parent corporation of the Southern California Gas Company) and Enova in connection with a business combination that became effective on June 26, 1998 (the PE/Enova business combination). In connection with the PE/Enova business combination, the holders of common stock of PE and Enova became the holders of Sempra Energy's common stock. The preferred stock of SDG&E remained outstanding. The combination was a tax-free transaction. Expenses incurred in connection with the business combination were $35 million, after tax, in 1998. There were no business combination costs in 1999. These costs consist primarily of employee-related costs, and investment banking, legal, regulatory and consulting fees. See Note 1 of the notes to the Consolidated Financial Statements for additional information.

Capital Resources And Liquidity
The Company's operations continue to be a major source of liquidity. In addition, working capital requirements are met primarily through the issuance of short-term and long-term debt. Cash requirements primarily include capital investments in plant.

     Additional information on sources and uses of cash during the last three years is summarized in the following condensed statement of consolidated cash flows:

------------------------------------------------------------
SOURCES AND (USES) OF CASH
                                     Year Ended December 31
(Dollars in millions)                1999      1998    1997
------------------------------------------------------------
Operating Activities                $ 520     $ 535   $ 381
                                   -------------------------
Investing Activities:
   Net proceeds from sale of assets   466        --      --
   Loan to parent                    (422)       --      --
   Capital expenditures              (245)     (227)   (197)
   Other                              (24)      (50)    (17)
                                   -------------------------
      Total Investing Activities     (225)     (277)   (214)
                                   -------------------------
Financing Activities:
   Dividends paid                    (106)     (269)   (256)
   Long-term debt - net              (136)     (241)    544
                                   -------------------------
      Total Financing Activities     (242)     (510)    288
                                   -------------------------
Increase (decrease) in cash
   and cash equivalents             $  53     $(252)  $ 455
------------------------------------------------------------

Cash Flows From Operating Activities
The decrease in cash flows from operating activities in 1999 was primarily due to the completion of the recovery of SDG&E's stranded costs and to reduced revenues - both the result of the sale of SDG&E's fossil power plants and combustion turbines in the second quarter of 1999. See additional discussion on the sale of the power plants in Note 14 of notes to Consolidated Financial Statements for additional information. This decrease was partially offset by lower expenses incurred in connection with the PE/Enova business combination. See Note 1 of the notes to the Consolidated Financial Statements for additional information.
     The increase in cash flows from operating activities in 1998 was primarily due to increased revenue partially offset by recovery of stranded costs via the competition transition charge and the 10-percent rate reduction reflected in customers' bills. The increase was also partially offset by expenses incurred in connection with the business combination.

Cash Flows From Investing Activities
Cash flows from investing activities in 1999 included the proceeds from the sale of assets offset by loans to the Parent and capital expenditures. The South Bay Power Plant was sold to the San Diego Unified Port District for $110 million. The Encina Power Plant and 17 combustion-turbine generators were sold to Dynegy, Inc. and NRG Energy, Inc. for $356 million. See additional discussion in Note 12 of the notes to Consolidated Financial Statements.

Capital Expenditures
Capital expenditures were $18 million higher in 1999 compared to 1998 primarily due to a natural gas system expansion and additional improvements to the electric distribution system.
     Capital expenditures were $30 million higher in 1998 than in 1997 due to increased spending for system integrity and reliability projects, restoration of service and mandated programs.
     Capital expenditures are estimated to be $310 million in 2000. They will be financed primarily by internally generated funds.

Cash Flows From Financing Activities
Net cash used in financing activities decreased in 1999 primarily due to lower dividends to the Parent and lower long-term debt repayments in 1999.
     Net cash used by financing activities increased in 1998 due to the issuance of Rate Reduction Bonds in 1997 (see "Long-Term Debt" below) and greater long-term debt repayments in 1998.

Long-Term Debt

In 1999, cash was used for the repayment of $28 million of first-mortgage bonds, and $66 million of rate-reduction bonds
     In 1998, cash was used for the repayment of $147 million of first-mortgage bonds, and $66 million of rate-reduction bonds.
     In December 1997, $658 million of Rate Reduction Bonds were issued on SDG&E's behalf at an average interest rate of 6.26 percent. A portion of the bond proceeds was used to retire variable-rate, taxable Industrial Development Bonds (IDBs). Additional information concerning the Rate Reduction Bonds is provided below under "Electric Industry Restructuring."
     SDG&E has $58 million of temporary investments that will be maintained into the future to offset, for regulatory purposes, a like amount of long-term debt since this was more cost-effective than redeeming low-rate debt. The specific debt series being offset consists of variable-rate IDBs. The California Public Utility Commission (CPUC) has approved specific ratemaking treatment that allows SDG&E to offset IDBs as long as there is at least a like amount of temporary investments. If and when SDG&E requires all or a portion of the $58 million of IDBs to meet future needs for long-term debt, such as to finance new construction, the amount of investments which are being maintained will be reduced below $58 million and the level of IDBs being offset will be reduced by the same amount.

Dividends

Dividends paid to parent amounted to $100 million in 1999, compared to $263 million in 1998 and $250 million in 1997.
     The payment of future dividends and the amount thereof are within the discretion of the board of directors.

Capitalization
Total capitalization at December 31, 1999 was $2.9 billion. The debt to capitalization ratio was 51 percent, 57 percent and 56 percent at December 31, 1999, 1998 and 1997, respectively. The decrease in the debt-to-capital ratio in 1999 is primarily due to 1999's income and because no dividends were declared to the parent in 1999 . In addition, there was lower long-term debt outstanding in 1999 compared to 1998. The increase for 1998 was primarily due to the declaration of dividends to Enova.

Cash And Cash Equivalents
Cash and cash equivalents were $337 million at December 31, 1999.
The Company anticipates that operating cash required in 2000 for capital expenditures, common stock dividends and debt payments will be provided by cash generated from operating activities and existing cash balances.
     In addition to cash from ongoing operations, the Company has multi-year credit agreements that permit term borrowings of up to $205 million. At December 31,1999 all bank lines of credit were unused. For further discussion, see Notes 3 and 4 of the notes to Consolidated Financial Statements.


     Management believes that the sources of funding described above are sufficient to meet short-term and long-term liquidity needs.

Ratemaking Procedures

To understand the operations and financial results of the Company it is important to understand the ratemaking procedures that the Company follows.
     The Company is regulated by the CPUC. It is the responsibility of the CPUC to determine that utilities operate in the best interests of their customers and have the opportunity to earn a reasonable return on investment. In response to utility-industry restructuring, SDG&E received approval from the CPUC for performance-based regulation (PBR).
     Under PBR, regulators allow income potential to be tied to achieving or exceeding specific performance and productivity measures, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. See additional discussion of PBR in Note 12 of the notes to Consolidated Financial Statements.
     In September 1996, California enacted a law restructuring California's electric-utility industry (AB 1890). The legislation adopted the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates. Beginning on March 31, 1998, customers were able to buy their electricity through the California Power Exchange (PX), which obtains power from qualifying facilities, from nuclear units and lastly, from the lowest-bidding suppliers. The PX serves as a wholesale power pool, allowing all energy producers to participate competitively. An Independent System Operator(ISO) schedules power transactions and access to the transmission system.
     The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. The CPUC is studying the issue of restructuring for sales to noncore customers..
     See additional discussion of electric-industry and natural gas-industry restructuring below in "Industry Restructuring" and Note 12 of the notes to Consolidated Financial Statements.

Results Of Operations

1999 Compared to 1998

Net income for 1999 increased 4 percent to $199 million, compared to net income of $191 million in 1998. The increase is primarily due to $35 million, after-tax, of PE/Enova business combination expense in 1998 (none in 1999) partially offset by lower income from electric operations. Net income decreased 28 percent to $36 million for the three months ended December 31, 1999, compared to net income of $50 million for the corresponding period in 1998. The decrease is due to lower income from electric operations in 1999 and higher interest on the portion of the rate-reduction bond liability which is expected to be refunded to customers.

     Electric revenues decreased 3 percent in 1999 compared to 1998, primarily due to the decrease in base electric rates from the elimination of the rate freeze effective July 1, 1999.
     Revenues from gas operations increased 1 percent in 1999 primarily due to higher residential and utility electric generation (UEG) revenues. The increased residential revenues are due to slightly higher volumes sold in 1999 compared to 1998. The increase in UEG revenues was primarily due to the 1999 sale of SDG&E's fossil fuel generating plants, since 1999 revenue now includes the selling price of natural gas instead of just the margin.
     The Company's gas purchased for resale increased 1 percent in 1999, largely due to greater sales to residential and commercial and industrial customers.
     As discussed in Note 12 of the notes to the Consolidated Financial Statements, PX/Independent System Operator (ISO) power revenues have been netted against purchased-power expense, including purchases from the PX/ISO. The PX/ISO began operations on March 31, 1998.
     Depreciation and decommissioning expense decreased 7 percent in 1999, primarily due to the mid-year completion of the accelerated recovery of generation assets.
     Operating expenses decreased 11 percent in 1999, primarily due to the lower business-combination costs, previously discussed.

1998 Compared to 1997

Net income for 1998 decreased 20 percent to $191 million in 1998, compared to net income of $238 million in 1997. The decrease in net income was primarily due to higher PE/Enova business combination costs, lower incentive awards for performance-based regulation, and changes in regulatory mechanisms for recording revenues due to electric industry restructuring. Included in the calculation of net income are business combination costs of $35 million, after tax, in 1998 and $11 million, after tax, in 1997. Net income decreased 34 percent to $50 million for the three months ended December 31, 1998, compared to net income of $76 million for corresponding period in 1997. The decrease is primarily due to lower incentive awards for performance-based regulation and other programs, and changes in regulatory mechanisms for recording revenues due to electric industry restructuring in 1998.

     Electric revenues increased 5 percent in 1998 compared to 1997, primarily due to the recovery of stranded costs via the competition transition charge (CTC), and to alternate costs incurred (including fuel and purchased power) due to the delay from January 1 to March 31, 1998, in the start-up of operations of the PX/ISO. These factors were partially offset by a decrease in retail revenue as a result of the 10-percent small customer rate reduction, which became effective in January 1998, and by a decrease in sales to other utilities, due to the start-up of the PX. The 10-percent rate reduction and PX are described further under "Factors Influencing Future Performance" and in Note 12 of the notes to Consolidated Financial Statements.
     Natural gas revenues decreased 4 percent in 1998 compared to 1997. Residential sales increased primarily due to greater volumes sold. The decrease in balancing accounts and other is primarily due to greater overcollections in 1998 versus 1997.
     As previously discussed, PX/ISO power revenues have been netted against purchased-power expense, including purchases from the PX/ISO. Results for 1998 have been reclassified to effect this change.
     Gas purchased for resale decreased 9 percent in 1998 compared to 1997 due to a decrease in the average price of natural gas.
     Depreciation and amortization expense increased 86 percent in 1998, primarily due to the recovery of stranded costs via the CTC.
The earnings impact of the increase is offset by CTC revenue (see above).
     Operating expenses increased 22 percent in 1998, primarily due to the higher business-combination costs ($57 million, pretax, in 1998 compared to $11 million, pretax, in 1997) and higher electric-distribution maintenance costs primarily related to the Company's tree-trimming program.

The table below summarizes the components of utility electric and natural gas volumes and revenues by customer class for 1999, 1998 and 1997.

ELECTRIC DISTRIBUTION
(Dollars in millions, volumes in millions of Kwhrs)
                                  1999                    1998                    1997
                      -----------------------------------------------------------------------
                            Volumes   Revenue      Volumes   Revenue       Volumes   Revenue
                      -----------------------------------------------------------------------
  Residential                6,327      $663        6,282      $637         6,125       $684
  Commercial                 6,284       592        6,821       643         6,940        680
  Industrial                 2,034       154        3,097       233         3,607        268
  Direct access              3,212       118          964        44             -          -
  Street and highway lighting   73         7           85         8            76          7
  Off-system sales             383        10          706        15         4,919        116
                      -----------------------------------------------------------------------
                            18,313     1,544       17,955     1,580        21,667      1,755
  Balancing and other                    274                    285                       14
                      -----------------------------------------------------------------------
     Total                  18,313    $1,818       17,955    $1,865        21,667     $1,769
                      -----------------------------------------------------------------------
GAS SALES, TRANSPORTATION & EXCHANGE
(Dollars in millions, volumes in billion cubic feet)

                              Gas Sales      Transportation & Exchange         Total
                      ----------------------------------------------------------------------
                        Throughput   Revenue   Throughput   Revenue    Throughput   Revenue
                      ----------------------------------------------------------------------
1999:
  Residential                   38     $ 270            -         -            38     $ 270
  Commercial and Industrial     22       111           18       $15            40       126
  Utility Electric Generation*  18         7           30         6            48        13
                      -----------------------------------------------------------------------
                                78     $ 388           48       $21           126       409
  Balancing accounts and other                                                          (20)
                                                                                    ---------
    Total                                                                             $ 389
---------------------------------------------------------------------------------------------
1998:
  Residential                   35     $ 258            -         -            35     $ 258
  Commercial and Industrial     21       105           19       $16            40       121
  Utility Electric Generation*  57         9            -         -            57         9
                      -----------------------------------------------------------------------
                               113     $ 372           19       $16           132       388
  Balancing accounts and other                                                           (4)
                                                                                    ---------
    Total                                                                             $ 384
---------------------------------------------------------------------------------------------
1997:
  Residential                   31     $ 231            -         -            31     $ 231
  Commercial and Industrial     22       115           17       $18            39       133
  Utility Electric Generation*  49        14            -         -            49        14
                       ----------------------------------------------------------------------
                               102     $ 360           17       $18           119       378
  Balancing accounts and other                                                           20
                                                                                    ---------
    Total                                                                             $ 398
---------------------------------------------------------------------------------------------
*  Prior to the sale of SDG&E's power plants in 1999, the portion representing SDG&E's sales for electric generation includes margin only.




Other Income, Interest Expense, and Income Taxes

Other Income

Other income increased to $38 million in 1999 from $11 million in 1998, primarily due to higher interest earned on a loan to Sempra Energy. Other income increased to $11 million in 1998 from a loss of $5 million in 1997 primarily due to interest earned on temporary investment balances, which were higher in 1998 than in 1997 due to cash received from the issuance of the rate-reduction bonds in December 1997.

Interest Expense

Interest expense for 1999 increased to $120 million from $106 million in 1998 primarily due to interest of $28 million on the portion of the rate-reduction bond liability which is expected to be refunded to customers, partially offset by lower interest expense on long-term debt as a result of lower long-term debt balances during 1999. Interest expense for 1998 increased to $106 million from $74 million primarily due to the issuance of rate-reduction bonds in December 1997. See additional discussion of rate reduction bonds in
Note 4 of the notes to Consolidated Financial Statements.

Income Taxes

Income tax expense was $126 million, $142 million and $219 million for the years ended December 31, 1999, 1998 and 1997, respectively. The effective income tax rates were 39 percent, 43 percent and 48 percent for the same periods. The decrease in income taxes for 1999 is primarily due to the charitable contribution to the San Diego Unified Port District in connection with the sale of the South Bay generating plant. The decrease in income taxes for 1998 is due to lower income before income taxes and to tax issues related to the recovery of CTC.

Factors Influencing Future Performance
Performance of the Company in the near future will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These and other factors are summarized below.

Industry Restructuring

In September 1996, California enacted a law restructuring California's electric-utility industry (AB 1890). Consumers now have the opportunity to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy service providers (direct access) or to buy their power from the PX. The PX serves as a wholesale power pool allowing all energy producers to participate competitively.
     Thus far, electric-industry deregulation has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service and performance-based ratemaking regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. During 2000, the CPUC will consider whether any changes should be made in electric distribution regulation. A CPUC staff report will be submitted on this issue to the CPUC in the second quarter of 2000. SDG&E will actively participate in this effort. See Note 14 of the notes to Consolidated Financial Statements for additional information.
     On December 20, 1999 the FERC issued "Order 2000" concerning the formation of Regional Transmission Organizations (RTOs). The rule generally requires all public utilities that own, operate or control interstate transmission to file by October 15, 2000, a proposal for an RTO. Public utilities that are members of an existing, FERC-approved regional entity must file by January 15, 2001. The rule states that RTOs will be operational by December 15, 2001 and will address many issues to improve the transmission of energy. See additional discussion in Note 12 of the notes to the Consolidated Financial Statements.
     The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. On January 21, 1998, the CPUC released a staff report initiating a proceeding to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California's natural gas consumers.
     In August 1998, California enacted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for core (residential and small commercial) customers prior to January 1, 2000. During the implementation moratorium, the CPUC held hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SDG&E has been actively participating in this effort and has argued in support of competition intended to maximize benefits to customers rather than to protect competitors.
     In October 1999, the State of California enacted a law (AB1421) which requires that gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase gas from a non-utility provider. The law prohibits the CPUC from unbundling distribution-related gas services (including meter reading and billing) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for most customers. The objective is to preserve both customer safety and customer choice.

Transition Costs

AB 1890 allows utilities, within certain limits, the opportunity to recover their stranded costs incurred for certain above-market CPUC-approved facilities, contracts and obligations through the establishment of the CTC.
     Utilities are allowed a reasonable opportunity to recover their stranded costs through December 31, 2001. Stranded costs include sunk costs, as well as ongoing costs the CPUC finds reasonable and necessary to maintain generation facilities through December 31, 2001. These costs also include other items SDG&E has accrued under traditional cost-of-service regulation.
     In June 1999, SDG&E completed the recovery of a majority of its stranded costs. The recovery was effected by, among other things, the sale of SDG&E's fossil power plants and combustion turbines during the quarter ended June 30, 1999. Costs related to the above-market portion of qualifying facilities and other purchased-power contracts that were in effect at December 31, 1995, and the San Onofre Nuclear Generating Station (SONGS) will continue to be recovered in rates. See Note 12 of the notes to Consolidated Financial Statements for additional information.

Electric Rates

AB 1890 provides for a 10-percent reduction in rates for residential and small commercial customers beginning in January 1998, and provided for the issuance of rate-reduction bonds by an agency of the State of California to enable its investor-owned utilities (IOUs) to achieve this rate reduction. In December 1997, $658 million of rate-reduction bonds were issued on behalf of SDG&E at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a non-bypassable charge on their electricity bills. SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the rate-reduction bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to the revenue streams. Consequently, the revenue streams are not the property of SDG&E and are not available to creditors of SDG&E.
     The sizes of the rate-reduction bond issuances were set so as to make the IOUs neutral as to the 10-percent rate reduction, and were based on a four-year period to recover stranded costs. Because SDG&E recovered its stranded costs in only 18 months (due to the greater-than-anticipated plant-sale proceeds), the bond proceeds were greater than needed. Accordingly, SDG&E will return to its customers over $400 million that it has collected or will collect from its customers. The timing of the return will differ from the timing of the collection, but the specific timing of the repayment and the interest rate thereon are the subject of a CPUC proceeding and are expected to be resolved in the second quarter of 2000. This refund will not affect SDG&E's net income, except to the extent that the interest cost associated with the refund (12.63 percent if not reduced as a result of the CPUC proceeding) differs from the return earned by the Company on the funds. The bonds and their repayment schedule are unaffected by this refund.
     AB 1890 also includes a rate freeze for all IOU customers during the CTC period. Beginning in 1998, SDG&E's system-average rates were fixed at 9.43 cents per kwh. The rate freeze would have stayed in place until January 1, 2002. However, in connection with completion of its stranded cost recovery (described below), SDG&E filed with the CPUC for a mechanism to structure electric rates after the end of the rate freeze. SDG&E received approval to reduce base rates (the non-commodity portion of rates) to all electric customers effective July 1, 1999. The portion of the electric rate representing the commodity cost is simply passed through to customers and will fluctuate with the price of electricity from the PX. Except for the interim protection mechanism described below, customers will no longer be protected from commodity price fluctuations.
     In April 1999, SDG&E filed an all-party settlement (including energy service providers, the CPUC's Office of Ratepayer Advocates (ORA), and the Utility Consumers Action Network (UCAN)) detailing proposed implementation plans for lifting the rate freeze. Included in the settlement is an interim customer-protection mechanism for residential and small commercial customers that capped rates between July 1999 and September 1999, regardless of how high the PX price had moved during the period. The resulting undercollection (which amounted to less than $1 million) is being recovered through a balancing account mechanism. The interim rate-freeze period runs until the CPUC issues its decision on the pending legal and policy issues for ending the rate freeze. This decision is expected during the second quarter of 2000.


Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for the Company. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than by relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. See additional discussion of PBR above and in Note 12 of the notes to Consolidated Financial Statements.

Accounting Standards

Except for electric generation SDG&E accounts for the economic effects of regulation in accordance with Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, a regulated entity records a regulatory asset if it is probable that, through the ratemaking process, the utility will recover the asset from customers. Regulatory liabilities represent future reductions in revenues for amounts due to customers. See Notes 2 and 12 of the notes to Consolidated Financial Statements for additional information.

Affiliate Transactions

On December 16, 1997, the CPUC adopted rules establishing uniform standards of conduct governing the manner in which California IOUs conduct business with their affiliates. The objective of these rules, which became effective January 1, 1998, is to ensure that the utilities' energy affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities.
     The CPUC excluded utility-to-utility transactions between the Company and SoCalGas from the affiliate-transaction rules in its March 1998 decision approving the PE/Enova business combination. See Notes 1 and 12 of the notes to Consolidated Financial Statements for additional information.

Allowed Rate of Return

In June 1999, the Company was authorized to earn a rate of return on rate base of 8.75 percent and a rate of return on common equity of 10.60 percent, compared to 9.35 percent and 11.6 percent prior to July 1, 1999, respectively. The Company can earn more than the authorized rate by controlling costs below approved levels, by experiencing increased volumes of sales not subject to balancing accounts (both of which are subject to revenue sharing, as described in Note 12 of the notes to Consolidated Financial Statements) or by achieving favorable results in certain areas, such as incentive mechanisms that are not subject to revenue sharing. See additional discussion in Note 12 of the notes to Consolidated Financial Statements.

Management Control of Expenses and Investment

In the past, management has been able to control operating expenses and investment within the amounts authorized to be collected in rates. It is the intent of management to control operating expenses and investments within the amounts authorized to be collected in rates in the PBR decision. The Company intends to make the efficiency improvements, changes in operations and cost reductions necessary to achieve this objective and earn at least its authorized rate of return. However, in view of the earnings-sharing mechanism and other elements of the PBR, it is more difficult to exceed authorized returns to the degree experienced prior to the inception of PBR. See additional discussion of PBR above and in Note 12 of the notes to Consolidated Financial Statements.

Environmental Matters
The Company's operations are subject to federal, state and local environmental laws and regulations governing such things as land use, solid waste disposal, hazardous wastes, air and water quality, and the protection of wildlife.
     Because the potential situations in which the Company is faced with environmental issues are in connection with utility operations, capital costs to comply with environmental requirements are generally recovered through the depreciation components of customer rates. California utilities' customers also generally are responsible for 90 percent of the non-capital costs associated with hazardous substances and the normal operating costs associated with safeguarding air and water quality, disposing properly of solid wastes, and protecting endangered species and other wildlife. Therefore, the likelihood of the Company's financial position or results of operations being adversely affected in a significant amount is remote.
     The environmental issues currently facing the Company or resolved during the latest three-year period include investigation and remediation of its manufactured-gas sites (one completed as of December 31, 1999 and three to be completed), asbestos and other cleanup at its former fossil fueled power plants (all sold in 1999 and actual or estimated cleanup costs included in the transactions), cleanup of third-party waste disposal sites used by the Company, which has been identified as a Potentially Responsible Party (investigation and remediations are continuing), and mitigation of damage to the marine environment caused by the cooling-water discharge from SONGS Units 2 and 3 (the requirements for enhanced fish protection, a 150-acre artificial reef and restorations on 150 acres of coastal wetlands are in process).

Market Risk

The Company's policy is to use derivative financial instruments to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and energy prices. Transactions involving these financial instruments are with reputable firms and major exchanges. The use of these instruments exposes the Company to market and credit risks. At times, credit risk may be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.
     The Company periodically enters into interest-rate swap and cap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. These swap and cap agreements generally remain off the balance sheet as they involve the exchange of fixed-rate and variable-rate interest payments without the exchange of the underlying principal amounts. The related gains or losses are reflected in the income statement as part of interest expense. The Company would be exposed to interest-rate fluctuations on the underlying debt should other parties to the agreement not perform. Such nonperformance is not anticipated. At December 31, 1999, the notional amount of swap transactions associated with the regulated operations totaled $45 million. See Note 9 of the notes to Consolidated Financial Statements for further information regarding these swap transactions.

The Company uses energy derivatives to manage natural gas price risk associated with servicing its load requirements. These instruments include forward contracts, futures, swaps, options and other contracts, with maturities ranging from 30 days to 12 months. In the case of price-risk management, the use of derivative financial instruments by the Company is subject to certain limitations imposed by Sempra Energy's risk management policies and regulatory requirements. The counterparties with whom the Company enters into derivative transactions must also meet corporate credit standards. See Note 9 of the notes to Consolidated Financial Statements and the "Market Risk Management Activities" section below for further information regarding the use of energy derivatives by the Company.


Market Risk Management Activities
Market risk is the risk of erosion of the Company's cash flows, net income and asset values due to adverse changes in interest and foreign-currency rates, and in prices for equity and energy. Sempra Energy has adopted corporate-wide policies governing its market-risk management activities. An Energy Risk Management Oversight Committee, consisting of senior officers, oversees company-wide energy-price risk-management and trading activities to ensure compliance with Sempra Energy's stated energy risk management and trading policies. In addition, all affiliates have groups that monitor and control energy-price risk management and trading activities independently from the groups responsible for creating or actively managing these risks.

     Along with other tools, the Company uses Value at Risk (VaR) to measure its exposure to market risk. VaR is an estimate of the potential loss on a position or portfolio of positions over a specified holding period, based on normal market conditions and within a given statistical confidence level. The Company has adopted the variance/covariance methodology in its calculation of VaR, and uses a 95 percent confidence level. Holding periods are specific to the types of positions being measured, and are determined based on the size of the position or portfolios, market liquidity, purpose and other factors. Historical volatilities and correlations between instruments and positions are used in the calculation.
     The following is a discussion of the Company's primary market-risk exposures as of December 31, 1999, including a discussion of how these exposures are managed.

Interest-Rate Risk

The Company is exposed to fluctuations in interest rates primarily as a result of its fixed-rate long-term debt. The Company has historically funded operations through long-term bond issues with fixed interest rates. With the restructuring of the regulatory process, greater flexibility has been permitted within the debt-management process. As a result, recent debt offerings have been selected with short-term maturities to take advantage of yield curves or used a combination of fixed- and floating-rate debt. Subject to regulatory constraints, interest-rate swaps may be used to adjust interest-rate exposures when appropriate, based upon market conditions.
     The VaR on the Company's fixed-rate long-term debt is estimated at approximately $77 million as of December 31, 1999, assuming a one-year holding period.

Energy-Price Risk

Market risk related to physical commodities is based upon potential fluctuations in natural gas and electricity prices and basis. The Company's market risk is impacted by changes in volatility and liquidity in the markets in which these instruments are traded. The Company is exposed, in varying degrees, to price risk in the natural gas and electricity markets. The Company's policy is to manage this risk within a framework that considers the unique markets, operating and regulatory environment.

Market Risk

SDG&E may, at times, be exposed to limited market risk in its natural gas purchase, sale and storage activities as a result of activities under its gas PBR. SDG&E manages this risk within the parameters of the Company's market-risk management and trading framework. As of December 31, 1999, the total VaR of SDG&E's natural gas positions was not material.

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

Year 2000 Issues
Sempra Energy established an overall company-wide Year 2000 readiness effort that included SDG&E. There were only a few, very minor year 2000 interruptions to the Company's automated systems and applications with suppliers and customers. Sempra Energy incurred expenses of $48 million ($7.6 million in 1999) for its Year 2000 readiness effort and expects to incur no additional costs

New Accounting Standards
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 Accounting for Derivative Instruments and Hedging Activities. In June 1999, the effective date of this statement was deferred for one year. As amended, SFAS 133, which is effective for the company on January 1, 2001, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the company's Consolidated Financial Statements has not yet been determined.

Information Regarding Forward-Looking Statements
This Annual Report contains statements that are not historical fact and constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may" and "should" or similar expressions or discussions of strategy or of plans are intended to identify forward-looking statements that involve risks and uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.
     These statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions; inflation rates; interest rates; exchange rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; business, regulatory or legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties - all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this annual report and other reports filed by the Company from time to time with the Securities and Exchange Commission.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of San Diego Gas & Electric
Company:

     We have audited the accompanying consolidated balance sheets of San Diego Gas & Electric Company and subsidiary as of December 31, 1999 and 1998, and the related statements of consolidated income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of San Diego Gas & Electric Company and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 4, 2000




SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

For the years ended December 31                          1999      1998     1997
                                                       -------   -------   -------
Operating Revenues
  Electric                                              $1,818    $1,865    $1,769
  Gas                                                      389       384       398
                                                        -------   -------   -------
   Total                                                 2,207     2,249     2,167
                                                        -------   -------   -------
Expenses
  Electric fuel                                             69       177       164
  Purchased power - net                                    467       260       441
  Gas purchased for resale                                 168       166       183
  Operation and maintenance                                479       541       443
  Depreciation and decommissioning                         561       603       324
  Other taxes and franchise payments                        80        83        78
  Income taxes                                             102       133       217
                                                        -------   -------   -------
   Total                                                 1,926     1,963     1,850
                                                        -------   -------   -------
Operating Income                                           281       286       317
                                                        -------   -------   -------
Other Income and (Deductions)
  Allowance for equity funds used
    during construction                                      5         5         5
  Interest income                                           40        31         4
  Regulatory Interest                                       (6)       (2)       (7)
  Taxes on nonoperating income                             (24)       (9)       (2)
  Other - net                                               23       (14)       (5)
                                                        -------   -------   -------
   Total                                                    38        11        (5)
                                                        -------   -------   -------
Income Before Interest Charges                             319       297       312
                                                        -------   -------   -------
Interest Charges
 Long-term debt                                             84        96        69
 Other                                                      31         4         2
 Amortization of debt discount and
   expense, less premium                                     7         8         5
 Allowance for borrowed funds
   used during construction                                 (2)       (2)       (2)
                                                        -------   -------   -------
   Total                                                   120       106        74
                                                        -------   -------   -------
Net Income                                                 199       191       238
Preferred Dividend Requirements                              6         6         6
                                                        -------   -------   -------
Earnings Applicable to Common Shares                    $  193    $  185    $  232
                                                        =======   =======   =======
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
Balance at December 31                                       1999         1998
                                                           -------      -------

ASSETS
Utility plant - at original cost                            $4,483       $4,903
Accumulated depreciation and decommissioning                (2,326)      (2,603)
                                                            ------       ------
   Utility plant - net                                       2,157        2,300
                                                            ------       ------
Nuclear decommissioning trust                                  551          494
                                                            ------       ------
Current assets
   Cash and temporary investments                              337          284
   Accounts receivable                                         192          199
   Due from affiliates                                         152          110
   Income taxes receivable                                      87           --
   Inventories                                                  61           77
   Regulatory balancing accounts undercollected - net           --            9
   Other                                                        14           17
                                                            ------       ------
     Total current assets                                      843          696
                                                            ------       ------
Loan to parent                                                 422           --
Deferred taxes recoverable in rates                            114          194
Regulatory assets                                              233          511
Deferred charges and other assets                               46           62
                                                            ------       ------
     Total                                                  $4,366       $4,257
                                                            ======       ======

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
Balance at December 31                                       1999         1998
                                                           -------      -------

CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock                                            $  857       $   857
   Retained earnings                                          460           267
   Accumulated other comprehensive income                      (3)           --
                                                            ------       ------
     Total common equity                                     1,314        1,124
   Preferred stock not subject to mandatory redemption          79           79
   Preferred stock subject to mandatory redemption              25           25
   Long-term debt                                            1,418        1,548
                                                            ------       ------
     Total capitalization                                    2,836        2,776
                                                            -------      ------
Current liabilities
   Current portion of long-term debt                            66           72
   Accounts payable                                            159          165
   Deferred income taxes                                       106           37
   Dividends payable                                             2          102
   Interest accrued                                              9            9
   Regulatory balancing accounts overcollected - net           192           --
   Other                                                       142          148
                                                            ------       ------
     Total current liabilities                                 676          533
                                                            ------       ------
Customer advances for construction                              44           41
Deferred income taxes - net                                    327          397
Deferred investment tax credits                                 51           89
Deferred credits and other liabilities                         432          421
                                                            ------       ------
     Total                                                  $4,366       $4,257
                                                            ======       ======
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
 Dollars in millions
For the years ended December 31                            1999      1998      1997
                                                         --------  --------  --------

Cash Flows from Operating Activities
  Net income                                             $  199    $  191    $  238
  Adjustments to reconcile net income
    to net cash provided by operating activities
      Depreciation and decommissioning                      561       603       324
      Application of plant sale proceeds to stranded costs (303)       -         -
      Allowance for equity funds used during construction    (5)       (5)       (5)
      Deferred income taxes and investment tax credits      (72)     (132)       10
      Application of balancing accounts to stranded costs   (66)      (86)       --
      Non-cash rate reduction bond revenue                  (42)       --        --
      Other - net                                            57       (64)       21
      Changes in working capital components
        Accounts receivable                                 (41)       30       (41)
        Inventories                                          --       (12)       (2)
        Other current assets                                  3        51        (4)
        Interest and taxes accrued                          (17)       39       (40)
        Accounts payable and other current liabilities      (21)      (66)     (143)
        Regulatory balancing accounts                       267       (14)       23
                                                        -------   -------   -------
        Net cash provided by operating activities           520       535       381
                                                        -------   -------   -------
Cash Flows from Investing Activities
  Net proceeds from sales of generating plants              466        --        --
  Loan to parent                                           (422)       --        --
  Utility construction expenditures                        (245)     (227)     (197)
  Contributions to decommissioning funds                    (16)      (22)      (22)
  Other - net                                                (8)      (28)        5
                                                        -------    -------   -------
        Net cash used by investing activities              (225)     (277)     (214)
                                                        -------   -------   -------
Cash Flows from Financing Activities
  Dividends paid                                           (106)     (269)     (256)
  Issuances of long-term debt                                --        --       677
  Repayment of long-term debt                              (136)     (241)     (133)
                                                        -------   -------   -------
        Net cash provided (used) by financing activities   (242)     (510)      288
                                                        -------   -------   -------
Net increase (decrease)                                      53      (252)      455
Cash and temporary investments, January 1                   284       536        81
                                                        -------   -------   -------
Cash and temporary investments, December 31              $  337    $  284    $  536
                                                        =======   =======   =======
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS (continued)
Dollars in millions
For the years ended December 31                            1999      1998      1997
                                                        -------   -------   -------
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for:
   Income tax payments, net of refunds                  $   266    $  207    $  217
                                                        =======   =======   =======
   Interest payments, net of amounts capitalized        $   134  $    118    $   89
                                                        =======   =======   =======

Supplemental Schedule of Non-Cash Transactions
   Dividend to parent of intercompany receivable        $   --    $   100    $   --
                                                        =======   =======   =======
   Property dividend to parent                          $   --    $    29    $   --
                                                        =======   =======   =======

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 1999, 1998, 1997
(Dollars in millions)
                                           | Preferred Stock           Accumulated
                                           | Not Subject               Other                    Total
                             Comprehensive | to Mandatory     Common   Comprehensive  Retained  Shareholders'
                                    Income | Redemption       Stock    Income         Earnings  Equity
-------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996               | $    79        $  857                   $   546       $ 1,482
Net income/comprehensive income    $   238 |                                             238           238
Special dividend to Enova Corporation      |                                             (70)          (70)
Preferred stock dividends declared         |                                              (6)           (6)
Common stock dividends declared            |                                            (178)         (178)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               |      79           857                       530         1,466
Net income/comprehensive income        191 |                                             191           191
Special dividends to Sempra Energy         |                                            (129)         (129)
Preferred dividends declared               |                                              (6)           (6)
Common stock dividends declared            |                                            (319)         (319)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               |      79           857                       267         1,203
Net income                             199 |                                             199           199
Other comprehensive income                 |
   Pension                              (3)|                              $ (3)                         (3)
                                      -----|
     Comprehensive income          $    196|
Preferred dividends declared               |                                              (6)           (6)
-------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                 $    79        $  857        $ (3)       $  460       $ 1,393
=============================================================================================================

See notes to Consolidated Financial Statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS COMBINATION

On June 26, 1998, Enova Corporation (Enova), the parent company of San Diego Gas & Electric (SDG&E or the Company), and Pacific Enterprises (PE), parent company of Southern California Gas Company (SoCalGas), combined into a new company named Sempra Energy (Parent). As a result of the combination, (i) each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy, (ii) each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy and (iii) the preferred stock and preference stock of the combining companies and their subsidiaries remained outstanding.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of SDG&E and its sole subsidiary, SDG&E Funding LLC. The Company's policy is to consolidate subsidiaries that are more than 50 percent owned and controlled. All material intercompany accounts and transactions have been eliminated.

Effects of Regulation

The accounting policies of SDG&E conform with generally accepted accounting principles for regulated enterprises and reflect the policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).
     SDG&E has been preparing its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated utility may record a regulatory asset if it is probable that, through the ratemaking process, the utility will recover that asset from customers. Regulatory liabilities represent future reductions in rates for amounts due to customers. To the extent that portions of the utility operations were to be no longer subject to SFAS No. 71, or recovery was to be no longer probable as a result of changes in regulation or their competitive position, the related regulatory assets and liabilities would be written off. In addition, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," affects utility plant and regulatory assets such that a loss must be recognized whenever a regulator excludes all or part of an asset's cost from rate base. As discussed in Note 12, California enacted a law restructuring the electric-utility industry. The law adopts the December 1995 CPUC policy decision, and allows California electric utilities the opportunity to recover existing utility plant and regulatory assets over a transition period that ends in 2001. In 1997, SDG&E ceased the application of SFAS No. 71 with respect to its electric-generation business. The application of SFAS No. 121 continues to be evaluated as industry restructuring progresses. Additional information concerning regulatory assets and liabilities is described below in "Revenues and Regulatory Balancing Accounts" and in Note 12.

Revenues and Regulatory Balancing Accounts

Revenues from utility customers consist of deliveries to customers and the changes in regulatory balancing accounts.
     Prior to 1998, earnings fluctuations from changes in the costs of fuel oil, purchased energy and natural gas, and consumption levels for electricity and the majority of natural gas were eliminated by balancing accounts authorized by the CPUC. This is still the case for most natural gas operations. However, as a result of California's electric-restructuring law, overcollections recorded in SDG&E's Energy Cost Adjustment Clause and Electric Revenue Adjustment Mechanism balancing accounts were transferred to the Interim Transition Cost Balancing Account, which has been applied to transition cost recovery, and fluctuations in certain costs and consumption levels can now affect earnings from electric operations. Additional information on electric-industry restructuring is included in Note 12.

Regulatory Assets

Regulatory assets include unrecovered premium on early retirement of debt, post-retirement benefit costs, deferred income taxes recoverable in rates and other regulatory-related expenditures that the Company expects to recover in future rates. See Note 12 for additional information.

Inventories

Included in inventories at December 31, 1999, are $50 million of utility materials and supplies ($48 million in 1998), and $11 million of natural gas and fuel oil ($29 million in 1998). Materials and supplies are generally valued at the lower of average cost or market; fuel oil and natural gas are valued by the last-in first-out method.

Utility Plant

This primarily represents the buildings, equipment and other facilities used by SDG&E to provide natural gas and electric utility service. The cost of utility plant includes labor, materials, contract services and related items, and an allowance for funds used during construction. The cost of retired depreciable utility plant, plus removal costs minus salvage value, is charged to accumulated depreciation. Information regarding electric-industry restructuring and its effect on utility plant is included in Note 12. Utility plant balances by major functional categories at December 31, 1999, are: electric distribution $2.5 billion, electric transmission $0.7 billion, other electric $0.4 billion and natural gas operations $0.9 billion. The corresponding amounts at December 31, 1998, were essentially the same, except that other electric decreased by $0.5 billion in 1999 in connection with electric industry restructuring, as described in Note 12. Accumulated depreciation and decommissioning of electric and natural gas utility plant in service at December 31, 1999, are $1.8 billion and $0.5 billion, respectively, and at December 31, 1998, were $2.2 billion and $0.4 billion, respectively. Depreciation expense is based on the straight-line method over the useful lives of the assets or a shorter period prescribed by the CPUC. The provisions for depreciation as a percentage of average depreciable utility plant (by major functional categories) in 1999, 1998, and 1997, respectively are: electric generation 8.70, 6.49, 5.60, electric distribution 4.69, 4.49, 4.39, electric transmission 3.50, 3.31, 3.28, other electric 8.21, 6.29, 6.02, and natural gas operations 3.83, 4.01, 4.03. The increases for electric generation reflect the accelerated recovery of generation facilities in 1999 and 1998 and the increase in depreciation rates resulting from the 1999 Cost of Service proceeding. The increase in 1999 for other electric is due to the increase in depreciation rates resulting from the 1999 Cost of Service proceeding. See Note 12 for additional discussion of generation facilities and industry restructuring.

Allowance for Funds Used During Construction (AFUDC)

The allowance represents the cost of funds used to finance the construction of utility plant and is added to the cost of utility plant. AFUDC also increases income, as an offset to interest charges shown in the Statements of Consolidated Income, although it is not a current source of cash.

Nuclear-Decommissioning Liability

Deferred credits and other liabilities at December 31, 1999, include $165 million ($146 million in 1998) of accumulated decommissioning costs associated with SDG&E's San Onofre Nuclear Generating Station (SONGS) Unit 1, which was permanently shut down in 1992. Additional information on SONGS Unit 1 decommissioning costs is included in Note 5. The corresponding liability for Units 2 and 3 is included in accumulated depreciation and amortization.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income." requires reporting of comprehensive income and its components (revenues, expenses, gains and losses) in any complete presentation of general-purpose financial statements. Comprehensive income describes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events including, as applicable, minimum pension liability adjustments.

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

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less, or investments that are readily convertible to cash.

Basis of Presentation

Certain prior-year amounts have been reclassified to conform to the current year's presentation.

New Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the effective date of this statement was deferred for one year. As amended, SFAS 133, which is effective for the company on January 1, 2001, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the company's Consolidated Financial Statements has not yet been determined.

NOTE 3: SHORT-TERM BORROWINGS

At December 31, 1999, SDG&E had $205 million of bank lines available to support commercial paper and variable-rate, long-term debt. The credit agreements expire at varying dates from 2000 through 2002 and bear interest at various rates based on market rates and the Company's credit rating. SDG&E's bank lines of credit were unused at both December 31, 1999, and 1998.


NOTE 4:  LONG-TERM DEBT

-------------------------------------------------------------------
                                                 December 31,
(Dollars in millions)                         1999         1998
-------------------------------------------------------------------
First Mortgage Bonds
  7.625% June 15, 2002                      $   28       $   28
  6.800% June 1, 2015                           14           14
  5.900% June 1, 2018                           68           71
  5.900% September 1, 2018                      93           93
  6.100% September 1, 2018                      40           40
  6.400% September 1, 2018                      43           43
  6.100% September 1, 2019                      35           35
  9.625% April 15, 2020                         10           10
  Variable rates September 1, 2020              58           58
  5.850% June 1, 2021                           60           60
  8.500% April 1, 2022                          10           10
  5.420% December 1, 2027                       45           45
  6.400% December 1, 2027                       75           75
  Variable rates December 1, 2027              105          130
                                           ------------------------
                                               684          712
                                           ------------------------
Unsecured Bonds
  5.900% June 1, 2014                          130          130
  Variable % July 1, 2021                       39           39
  Variable % December 1, 2021                   60           60
  Variable % March 1, 2023                      25           25
                                           ------------------------
                                               254          254
                                           ------------------------
Rate-reduction bonds                           526          592
Capital leases                                  21           63
                                           ------------------------
    Total                                    1,485        1,621

Less:
  Current portion of long-term debt             66           72
  Unamortized debt discount less premium         1            1
                                           ------------------------
Total                                       $1,418       $1,548
-------------------------------------------------------------------

Excluding capital leases, which are described in Note 11, maturities of long-term debt, including rate-reduction bonds, are $66 million in 2000, $66 million in $2001, $94 million in 2002, $66 million in 2003, $66 million in 2004 and $1,106 million thereafter. SDG&E has CPUC authorization to issue an additional $138 million in long-term debt. Although holders of variable-rate bonds may elect to redeem them prior to scheduled maturity, for purposes of determining the maturities listed above, it is assumed the bonds will be held to maturity.

First-Mortgage Bonds

First-mortgage bonds are secured by a lien on substantially all of SDG&E's utility plant. SDG&E may issue additional first-mortgage bonds upon compliance with the provisions of their bond indentures, which permit, among other things, the issuance of an additional $712 million of first-mortgage bonds as of December 31, 1999.
     In 1999, SDG&E retired $28 million of first-mortgage bonds prior to scheduled maturity.

Callable Bonds

At SDG&E's option, certain first-mortgage bonds may be called at a premium. SDG&E has $287 million of variable-rate bonds with provisions that are callable at various dates within one year. Of the Company's remaining callable bonds, $55 million are callable in the year 2000, $204 million in the year 2002 and $221 million in 2003.

Rate-Reduction Bonds

In December 1997, $658 million of rate-reduction bonds were issued on behalf of SDG&E at an average interest rate of 6.26 percent.
These bonds were issued to facilitate the 10-percent rate reduction mandated by California's electric-restructuring law. See Note 12 for additional information. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a charge on their electricity bills. These bonds are secured by the revenue streams collected from customers and are not secured by, or payable from, utility assets.
     The sizes of the rate-reduction bond issuances were set so as to make the utilities neutral as to the 10-percent rate reduction, and were based on a four-year period to recover stranded costs. Because SDG&E recovered its stranded costs in only 18 months (due to the greater-than-anticipated plant-sale proceeds), its bond proceeds were greater than needed. Accordingly, SDG&E will return to its customers over $400 million that it has collected or will collect from its customers. The timing of the return will differ from the timing of the collection, but the specific timing of the repayment and the interest rate thereon are the subject of a CPUC proceeding and are expected to be resolved in early 2000. This refund will not affect SDG&E's net income, except to the extent that the interest associated with the refund (12.63 percent if not reduced as a result of the CPUC proceeding) differs from the return earned by the Company on the funds. The bonds and their repayment schedule are not affected by this refund.

Unsecured Debt

Various long-term obligations totaling $254 million are unsecured. Unsecured bonds totaling $124 million have variable-interest-rate provisions.

Interest Rate Swaps

SDG&E periodically enters into interest-rate swap and cap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowings. At December 31, 1999, SDG&E had such an agreement, maturing in 2002, with underlying debt of $45 million.

NOTE 5:  FACILITIES UNDER JOINT OWNERSHIP

SONGS and the Southwest Powerlink transmission line are owned jointly with other utilities. The Company's interests at December
31, 1999, are:

-----------------------------------------------------------
(Dollars in millions)                         Southwest
Project                            SONGS      Powerlink
-----------------------------------------------------------
Percentage ownership                  20             89
Utility plant in service         $    57       $    217
Accumulated depreciation
  and amortization               $    25       $    111
Construction work in progress    $     7       $      1
-----------------------------------------------------------

The Company's share of operating expenses is included in the Statements of Consolidated Income. Each participant in the project must provide its own financing. The amounts specified above for SONGS include nuclear production, transmission and other facilities. Certain substation equipment included in these amounts is wholly owned by the Company.

SONGS Decommissioning

Objectives, work scope and procedures for the future dismantling and decontamination of the SONGS units must meet the requirements of the Nuclear Regulatory Commission, the Environmental Protection Agency, the California Public Utilities Commission and other regulatory bodies.
     The Company's share of decommissioning costs for the SONGS units is estimated to be $432 million in today's dollars and is based on a cost study completed in 1998. Cost studies are performed and updated periodically by outside consultants. The recovery of decommissioning costs is allowed until the time that the costs are fully recovered.
     The amount accrued each year is based on the amount allowed by regulators and is currently being collected in rates. This amount is considered sufficient to cover the Company's share of future decommissioning costs. Payments to the nuclear-decommissioning trusts are expected to continue until SONGS is decommissioned, which is not expected to occur before 2013. Unit 1, although permanently shut down in 1992, was scheduled to be decommissioned concurrently with Units 2 and 3. However, the Company and the other owner of Unit 1 received the required regulatory approvals to begin decommissioning Unit 1 in January 2000.
     The amounts collected in rates are invested in externally managed trust funds. The securities held by the trust are considered available for sale and shown on the Consolidated Balance Sheets at market value. These values reflect unrealized gains of $164 million and $149 million at December 31, 1999, and 1998, respectively.
     The Financial Accounting Standards Board is reviewing the accounting for liabilities related to closure and removal of long-lived assets, such as nuclear power plants, including the recognition, measurement and classification of such costs. The Board could require, among other things, that the Company's future balance sheets include a liability for the estimated decommissioning costs, and a related increase in the carrying value of the asset.
     Additional information regarding SONGS is included in Notes 11 and 12.

NOTE 6:  INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:
-------------------------------------------------------------
                                     1999     1998     1997
-------------------------------------------------------------
Statutory federal income tax rate    35.0%    35.0%    35.0%
Depreciation                          5.2      1.3      6.8
State income taxes - net of
  federal income tax benefit          5.9      5.6      5.7
Tax credits                          (2.1)    (1.7)    (1.3)
Charitable contribution of plant     (7.9)      -        -
Other - net                           2.6      2.4      1.7
                                  ---------------------------
    Effective income tax rate        38.7     42.6%    47.9%
-------------------------------------------------------------

Accumulated deferred income taxes at December 31 result from the following:

-------------------------------------------------------------
(Dollars in millions)                     1999        1998
-------------------------------------------------------------
Deferred tax liabilities
  Differences in financial and
    tax bases of utility plant         $   382       $   440
  Regulatory balancing accounts            150           74
  Loss on reacquired debt                   30           34
  Other                                     70           71
                                  ---------------------------
  Total deferred tax liabilities           632          619
                                  ---------------------------
Deferred tax assets
  Investment tax credits                    61           63
  Other                                    138          122
                                  ---------------------------
  Total deferred tax assets                199          185
                                  ---------------------------
Net deferred income tax liability          433          434
-------------------------------------------------------------

The net liability is recorded on the consolidated balance sheet as follows:

-------------------------------------------------------------
 (Dollars in millions)                     1999         1998
-------------------------------------------------------------
Current liability(asset)                 $ 106        $  37
Non-current liability                      327          397
-------------------------------------------------------------
Total                                    $ 433        $ 434
-------------------------------------------------------------

The components of income tax expense are as follows:

-------------------------------------------------------------
(Dollars in millions)            1999       1998      1997
-------------------------------------------------------------
Current
  Federal                        $   90    $  150   $  164
  State                              39        41       44
                                  ---------------------------
    Total current taxes             129       191      208
                                  ---------------------------
Deferred
  Federal                            11       (30)      13
  State                             ( 9)      (16)       2
                                  ---------------------------
    Total deferred taxes              2       (46)      15
                                  ---------------------------
Deferred investment
  tax credits - net                  (5)       (3)      (4)
                                  ---------------------------
Total income tax expense         $  126    $  142   $  219
-------------------------------------------------------------

Federal and state income taxes are allocated between operating income and other income.

NOTE 7:  EMPLOYEE BENEFIT PLANS

The information presented below describes the plans of the Company. In connection with the PE/Enova business combination numerous participants were transferred from the Company's plans to plans of related entities. In connection therewith, the company recorded a $9 million special termination benefit in 1998.

Pension and Other Postretirement Benefits

The Company sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two years, and a statement of the funded status as of each year end:


-------------------------------------------------------------------------------
                                                                 Other
                                   Pension Benefits      Postretirement Benefits
                                -----------------------------------------------
(Dollars in millions)                1999      1998           1999        1998
--------------------------------------------------------------------------------
Weighted-Average Assumptions
  as of December 31:
Discount rate                        7.75%     6.75%          7.75%       6.75%
Expected return on plan assets       8.00%     8.50%          4.00%       4.50%
Rate of compensation increase        5.00%     5.00%          5.00%       5.00%
Cost trend of covered
  health-care charges                   -         -           7.75%(1)    8.00%(1)

Change in Benefit Obligation:
Net benefit obligation at
  January 1                        $  494    $  605          $  48        $  43
Service cost                           11        19              1            1
Interest cost                          34        43              3            3
Plan Participants' contributions        -         -              2            -
Plan amendments                         -        (3)             -            -
Actuarial (gain) loss                   4       (17)            (4)           5
Transfer of liability (2)             (15)     (112)             -            -
Special termination benefits            -         9              -            -
Gross benefits paid                   (52)      (50)            (5)          (4)
                                  -----------------------------------------------
Net benefit obligation at
  December 31                         476       494             45           48
                                  -----------------------------------------------
Change in Plan Assets:
Fair value of plan assets
  at January 1                        587       699             17           14
Actual return on plan assets          178       103              -            1
Employer contributions                  -         1              4            6
Plan Participants' contributions       -          -              2            -
Transfer of assets (2)                  -      (166)             -            -
Gross benefits paid                   (52)      (50)            (5)          (4)
                                  -----------------------------------------------
Fair value of plan assets
  at December 31                      713       587              18           17
                                  -----------------------------------------------
Funded status at December 31          237        93             (27)         (31)
Unrecognized net actuarial
  (gain) loss                        (317)     (196)             (2)           1
Unrecognized prior service cost        20        23               -            -
                                  -----------------------------------------------
Net liability at December 31        $ (60)    $ (80)          $ (29)       $ (30)
--------------------------------------------------------------------------------
(1) Decreasing to ultimate trend of 6.50% in 2004.
(2) To reflect transfer of plan assets and liability to Sempra Energy.


The following table provides the components of net periodic benefit cost (income) for the plans:

---------------------------------------------------------------------------------
                                                                  Other
                                     Pension Benefits     Postretirement Benefits
                                  -----------------------------------------------
(Dollars in millions)               1999   1998   1997     1999     1998     1997
                                  -----------------------------------------------
Service cost                        $ 11   $ 19   $ 18     $  1     $  1     $  1
Interest cost                         34     43     40        3        3        3
Expected return on assets            (47)   (60)   (50)       -       (1)       -
Amortization of:
  Transition obligation                -      -      -        2        2        2
  Prior service cost                   3      3      3        -        -        -
  Actuarial gain                      (9)   (11)    (9)       -        -        -
Special termination benefit            -      9      -        -        -        -
Regulatory adjustment                  -      -      -        -        -       (1)
                                  -----------------------------------------------
Total net periodic benefit cost     $ (8)  $  3   $  2      $ 6      $ 5      $ 5
  (income)
---------------------------------------------------------------------------------

The following table provides the amounts recognized on the SDG&E balance sheet at December 31.

<caption
-------------------------------------------------------------------------------------
                                                                        Other
                                        Pension Benefits      Postretirement Benefits
                                       ----------------------------------------------
(Dollars in millions)                     1999      1998         1999       1998
-------------------------------------------------------------------------------------
Prepaid benefit cost                         -         -            -          -
Accrued benefit cost                      $(57)     $(80)        $(29)      $(30)
Additional minimum liability                 -         -            -          -
Intangible asset                             -         -            -          -
Accumulated other
  comprehensive income                     ( 3)        -            -          -
-------------------------------------------------------------------------------------
Net liability                              (60)      (80)         (29)       (30)
-------------------------------------------------------------------------------------

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percent change in assumed health care cost trend rates would have the following effects:
------------------------------------------------------------------------
(Dollars in millions)                      1% Increase     1% Decrease
-----------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic postretirement
  health care benefit cost                         --             --

Effect on the health care component of the
  accumulated postretirement benefit obligation  $  2           $ (1)
------------------------------------------------------------------------
     Other postretirement benefits include medical benefits for retirees and their spouses and retiree life insurance.

Savings Plans

SDG&E offers a savings plan, administered by plan trustees, to all eligible employees. Eligibility to participate in the plan begins after one month of service. Employees may contribute, subject to plan provisions, from 1 percent to 15 percent of their regular earnings. The employees' contributions, at the direction of the employees, are primarily invested in Sempra Energy stock or mutual funds. Employer contributions, after one year of service, are made in shares of Sempra Energy stock. Employer contributions are equal to 50 percent of the first 6 percent of eligible base salary contributed by employees. During 1999, SDG&E's plan contribution was age-based for represented employees. Annual expense for the savings plans was $4 million in 1999, $5 million in 1998 and $3 million in 1997.

NOTE 8:  STOCK-BASED COMPENSATION

Sempra Energy has stock-based compensation plans that align employee and shareholder objectives related to Sempra Energy's long-term growth. The long-term incentive stock compensation plan provides for aggregate awards of Sempra Energy non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments or dividend equivalents.
     In 1995, Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based compensation," was issued. It encourages a fair-value-based method of accounting for stock-based compensation. As permitted by SFAS No. 123, Sempra Energy and its subsidiaries adopted the statement's disclosure-only requirements and continue to account for stock-based compensation in accordance with the provisions of accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."
     To the extent that subsidiary employees participate in the plans or that subsidiaries are allocated a portion of Sempra Energy's costs of the plans, the subsidiaries record an expense for the plans. SDG&E recorded expenses of $2 million in 1998 and $1 million in 1997.

NOTE 9:  FINANCIAL INSTRUMENTS

Fair Value

The fair values of the Company's financial instruments are not materially different from the carrying amounts, except for long-term debt and preferred stock. The carrying amounts and fair values of long-term debt are $1,484 million and $1,465 million, respectively, at December 31, 1999, and $1,620 million and $1,679 million at December 31, 1998. Included in long-term debt are SDG&E's rate-reduction bonds. The carrying amounts and fair values of the bonds are $526 million and $511 million, respectively, at December 31, 1999, and $592 million and $607 million, respectively, at December 31, 1998. The carrying amounts and fair values of preferred stock are $104 million and $97 million, respectively, at December 31, 1999, and $104 million and $105 million, respectively, at December 31, 1998. The fair values of the first-mortgage and other bonds and preferred stock are estimated based on quoted market prices for them or for similar issues. The fair values of long-term notes payable are based on the present value of the future cash flows, discounted at rates available for similar notes with comparable maturities.

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

Swap Agreements

The Company periodically enters into interest-rate-swap and cap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. These agreements generally remain off the balance sheet as they involve the exchange of fixed- and variable-rate interest payments without the exchange of the underlying principal amounts. The related gains or losses are reflected in the consolidated income statement as part of interest expense.
     At December 31, 1999, and 1998, the Company had one interest-rate-swap agreement: a floating-to-fixed-rate swap associated with $45 million of variable-rate bonds maturing in 2002. SDG&E expects to hold this financial instrument to its maturity. This swap agreement has effectively fixed the interest rate on the underlying variable-rate debt at 5.4 percent. SDG&E would be exposed to interest-rate fluctuations on the underlying debt should the counterparty to the agreement not perform. Such nonperformance is not anticipated. This agreement, if terminated, would result in an obligation of $1.3 million at December 31, 1999, and $3 million at December 31, 1998. Additional information on this topic is included in Note 4.

Energy Derivatives

The Company uses energy derivatives for price-risk management purposes within certain limitations imposed by Company policies and regulatory requirements. Energy derivatives are used to mitigate risk and better manage costs. These instruments include forward contracts, swaps, options and other contracts which have maturities ranging from 30 days to 12 months.
     For the years ended December 31, 1999, 1998, and 1997, gains and losses from these activities are not material to SDG&E's financial statements.

NOTE 10:  SHAREHOLDERS' EQUITY

--------------------------------------------------------------
                                             December 31,
(Dollars in millions)                      1999        1998
--------------------------------------------------------------
COMMON EQUITY
Common stock, without par value,
  authorized 255,000,000 shares          $  857      $  857
Retained earnings                           460         267
Accumulated other comprehensive income       (3)         --
                                        ----------------------
    Total common equity                  $1,314      $1,124
--------------------------------------------------------------

All shares of SDG&E common stock are owned by Enova
Corporation.

Dividend Restrictions
The CPUC regulates SDG&E's capital structure, limiting the dividends it may pay. At December 31, 1999, $401 million of retained earnings was available for future dividends.

---------------------------------------------------------------
                                          Call     December 31,
(Dollars in millions except call price)   Price    1999   1998
---------------------------------------------------------------
PREFERRED STOCK
Not subject to mandatory redemption
   $20 par value, authorized
     1,375,000 shares:
      5% Series, 375,000
        shares outstanding               $ 24.00   $ 8    $ 8
      4.50% Series, 300,000
        shares outstanding               $ 21.20     6      6
      4.40% Series, 325,000
        shares outstanding               $ 21.00     7      7
      4.60% Series, 373,770
        shares outstanding               $ 20.25     7      7
  Without par value:
      $1.70 Series, 1,400,000
        shares outstanding               $ 25.85    35     35
      $1.82 Series, 640,000
        shares outstanding               $ 26.00    16     16
                                                 --------------
    Total not subject to
      mandatory redemption                         $79    $79
 ---------------------------------------------------------------

---------------------------------------------------------------
                                          Call     December 31,
(Dollars in millions except call price)   Price    1999   1998
---------------------------------------------------------------
PREFERRED STOCK
Subject to mandatory redemption
  Without par value
      $1.7625 Series, 1,000,000
        shares outstanding               $ 25.00   $25    $25
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

NOTE 11:  CONTINGENCIES AND COMMITMENTS

Natural Gas Contracts
The company buys natural gas under several short-term and long-term contracts. Short-term purchases are primarily from various Southwest U.S. suppliers and are based on monthly spot-market prices. SDG&E natural gas purchases are primarily from various U.S. Southwest gas supplies and are based on monthly spot-market prices. SDG&E has long-term capacity contracts with interstate pipelines which expire on various dates between 2007 and 2023. These agreements provide for payments of an annual reservation charge. SDG&E recovers such fixed charges in rates.
     SDG&E had been involved in negotiations and litigation with four Canadian suppliers concerning contract terms and prices related to long-term natural gas supply contracts. In 1999, SDG&E settled with the last of the four suppliers, terminating the contract. SDG&E continues to purchase natural gas from one of the suppliers under terms of the settlement agreement. SDG&E purchases natural gas on a spot basis to fill any additional long-term pipeline capacity. SDG&E intends to continue using the long-term pipeline capacity in other ways as well, including the transport of replacement natural gas and the release of a portion of this capacity to third parties. All of SDG&E's gas is delivered through SoCalGas pipelines under a short-term transportation agreement. In addition, SoCalGas provides SDG&E six billion cubic feet of natural gas storage capacity under an agreement expiring March 2001
     At December 31, 1999, the future minimum payments under natural gas contracts were:

-----------------------------------------------------------------
                               Storage and
(Dollars in millions)       Transportation          Natural Gas
-----------------------------------------------------------------
2000                              $  14                   23
2001                                 11                   23
2002                                  9                   24
2003                                 11                   14
2004                                 14                    -
Thereafter                          196                    -
                               ----------------------------------
Total minimum payments            $ 255                   84
-----------------------------------------------------------------

Total payments under the contracts were $220 million in 1999, $324 million in 1998 and $335 million in 1997.

Purchased-Power Contracts

SDG&E buys electric power under several long-term contracts. The contracts expire on various dates between 2000 and 2025. Under California's electric-industry restructuring law, which is described in Note 12, the above market cost of these contracts is recovered from virtually all of SDG&E's customers. In general, the market value of these contracts is recovered by bidding them into the California Power Exchange (PX) and receiving revenue from the PX for bids accepted.

     At December 31, 1999, the estimated future minimum payments under the long-term contracts were:

-----------------------------------------------------------------
(Dollars in millions)
-----------------------------------------------------------------
2000                                                    $  198
2001                                                       180
2002                                                       133
2003                                                       133
2004                                                       127
Thereafter                                               2,046
                                                       ----------
Total minimum payments                                  $2,817
-----------------------------------------------------------------

The payments represent capacity charges and minimum energy purchases. SDG&E is required to pay additional amounts for actual purchases of energy that exceed the minimum energy commitments. Total payments, under the contracts were $251 million in 1999, $293 million in 1998 and $421 million in 1997.

Leases

SDG&E has capital and operating leases on real and personal property expiring at various dates from 2000 to 2037. Certain leases on office facilities contain escalation clauses requiring annual increases in rent ranging from 2 percent to 7 percent. The rentals payable under these leases are determined on both fixed and percentage bases, and most leases contain options to extend, which are exercisable by the Company. The Company also has nuclear fuel and real property that are financed by long-term capital leases. Property, plant and equipment included $46 million at December 31, 1999, and $177 million at December 31, 1998 related to these leases. The associated accumulated amortization is $24 million and $114 million, respectively.

     The minimum rental commitments payable in future years under all noncancellable leases are:

-----------------------------------------------------------------
                                     Operating     Capitalized
(Dollars in millions)                   Leases          Leases
-----------------------------------------------------------------
2000                                    $ 13             $23
2001                                      12               -
2002                                      11               -
2003                                       8               -
2004                                       7               -
Thereafter                                26               -
                                   ------------------------------
Total future rental commitment          $ 77              23
Imputed interest (5% to 6%)                               (2)
                                                      -----------
Net commitment                                           $21
-----------------------------------------------------------------

Rent expense totaled $39 million in 1999, $50 million in 1998 and $43 million in 1997.

Other Commitments and Contingencies

At December 31, 1999, commitments for capital expenditures were approximately $10 million.

Environmental Issues

The Company believes that its operations are subject to federal, state and local environmental laws and regulations governing hazardous wastes, air and water quality, land use, solid waste disposal and the protection of wildlife. SDG&E incurs significant costs to operate its facilities in compliance with these laws and regulations and these costs generally have been recovered in customer rates.
     In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account allowing utilities to recover their hazardous waste costs, including those related to Superfund sites or similar sites requiring cleanup. Recovery of 90 percent of cleanup costs and related third-party litigation costs and 70 percent of the related insurance-litigation expenses is permitted. In addition, the Company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates. Environmental liabilities that may arise are recorded when remedial efforts are probable and the costs can be estimated.
     SDG&E's capital expenditures to comply with environmental laws and regulations were $160,000 in 1999, $1 million in 1998 and $4 million in 1997, and are not expected to be significant over the next five years due to the sale of the Company's fossil fuel power plants. SDG&E has been associated with various sites which may require remediation under federal, state or local environmental laws. SDG&E is unable to fully determine the extent of its responsibility for remediation of these sites until assessments are completed. Furthermore, the number of others that also may be responsible, and their ability to share in the cost of the cleanup, is not known.
     As discussed in Note 12, restructuring of the California electric-utility industry has changed the way utility rates are set and costs are recovered. In 1998, the CPUC modified the Hazardous Waste Collaborative mechanism by providing that electric generation-related cleanup costs be eligible for transition-cost recovery. The effect of this decision is that SDG&E's costs of compliance with environmental regulations may not be fully recoverable.

Nuclear Insurance

SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.5 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $36 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act pro-vides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators. Insurance coverage is provided for up to $2.8 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 12 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $5 million.

Department of Energy Decommissioning

The Energy Policy Act of 1992 established a fund for the decontamination and decommissioning of the Department of Energy nuclear-fuel-enrichment facilities. Utilities which have used DOE enrichment services are being assessed a total of $2.3 billion, subject to adjustment for inflation, over a 15-year period ending in 2006. Each utility's share is based on its share of enrichment services purchased from the DOE through 1992. SDG&E's annual assessment is approximately $1 million. This assessment is recovered through SONGS revenue.
     The Nuclear Waste Policy Act of 1982 made the DOE responsible for the disposal of nuclear fuel and other radioactive waste. However, it is uncertain when the DOE will begin accepting nuclear fuel from SONGS. Continued delays by the DOE can lead to increased cost of disposal, which could be significant. If this occurs and the Company is unable to recover the increased costs from the federal government or from its customers, the Company's profitability from SONGS would be adversely affected.

Litigation

The Company is involved in various legal matters, including those arising out of the ordinary course of business. Management believes that these matters will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

Electric Distribution System Conversion

Under a CPUC-mandated program and through franchise agreements with various cities, SDG&E is committed, in varying amounts, to converting overhead distribution facilities to underground. As of December 31, 1999, the aggregate unexpended amount of this commitment was approximately $105 million. Capital expenditures for underground conversions were $20 million in 1999, and $17 million in 1998 and 1997.

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

NOTE 12:  REGULATORY MATTERS

Electric-Industry Restructuring

In September 1996, California enacted a law restructuring its electric-utility industry (AB 1890). The legislation adopts the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates.
     Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the PX that serves as an independent wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. California's investor-owned utilities (IOUs) are obligated to sell their power supply, including owned generation and purchased-power contracts, to the PX. The IOUs are also obligated to purchase from the PX the power that they distribute. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of which source the consumer chooses. Purchases from the PX/ISO are included in purchased-power expenses and PX/ISO power revenues have been netted therein on the Statements of Consolidated Income. Revenues from the PX/ISO reflect sales to the PX/ISO commencing April 1, 1998, at market prices of energy from SDG&E's power plants and from long-term purchased-power contracts.
     Utilities were allowed a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. Stranded costs include sunk costs, as well as ongoing costs the CPUC finds reasonable and necessary to maintain generation facilities through December 31, 2001. These costs also include other items the utilities had recorded under traditional cost-of-service regulation. Certain stranded costs, such as those related to reasonable employee-related costs directly caused by restructuring, and purchased-power contracts (including those with qualifying facilities) may be recovered beyond December 31, 2001. Outside of those exceptions, any stranded costs not recovered through 2001 would not be collected from customers. Such costs, if any, would be written off as a charge against earnings. Nuclear decommissioning costs are nonbypassable until fully recovered, but are not included as part of transition costs. Additional information is provided in Note 5.
     In June 1999, SDG&E completed the recovery of its stranded costs, other than the future above-market portion of qualifying facilities and other purchased-power contracts that were in effect at December 31, 1995, and SONGS costs as described below. These costs will continue to be collected in rates. Recovery of the other stranded costs was effected by, among other things, the sale of SDG&E's fossil power plants and combustion turbines during the quarter ended June 30, 1999. The South Bay Power Plant sale to the San Diego Unified Port District for $110 million was completed on April 23, 1999. Duke South Bay, a subsidiary of Duke Energy Power Services, will manage the plant for the Port District. The sale of the Encina Power Plant and 17 combustion-turbine generators to Dynegy Inc. and NRG Energy Inc. for $356 million was completed on May 21, 1999. SDG&E will operate and maintain both the South Bay and Encina facilities for the new owners until April 2001 and May 2001, respectively.
     Stranded costs included the cost of SONGS as of December 31, 1995. SDG&E retains ownership of its 20 percent interest in SONGS. Subsequent SONGS costs are recoverable only from the sales of power from SONGS, at rates previously fixed by the CPUC through December 31, 2003 and as determined by the market thereafter. If approved by the CPUC, SDG&E is planning to auction its interest in SONGS. A major issue being addressed is how to handle the decommissioning trust to ensure that adequate funding is available at the time the plant is decommissioned.
     AB 1890 required a 10 percent reduction of residential and small commercial customers' rates, beginning in January 1998, and provided for the issuance of rate-reduction bonds by an agency of the state of California to enable the IOUs to achieve this rate reduction. In December 1997, $658 million of rate-reduction bonds were issued on behalf of SDG&E at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a nonbypassable charge on their electric bills. In 1997, SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to certain revenue streams collected from such customers. Consequently, the transaction is structured to cause such revenue streams not to be the property of SDG&E nor to be available to satisfy any claims of SDG&E's creditors.
     The sizes of the rate-reduction bond issuances were set so as to make the IOUs neutral as to the 10-percent rate reduction, and were based on a four-year period to recover stranded costs. Because SDG&E recovered its stranded costs in only 18 months (due to the greater-than-anticipated plant-sale proceeds), the bond proceeds were greater than needed. Accordingly, SDG&E will return to its customers over $400 million that it has collected or will collect from its customers. The timing of the return will differ from the timing of the collection, but the specific timing of the repayment and the interest rate thereon are the subject of a CPUC proceeding and are expected to be resolved in early 2000. This refund will not affect SDG&E's net income, except to the extent that the interest associated with the refund (12.63 percent if not reduced as a result of the CPUC proceeding) differs from the return earned by the Company on the funds to be refunded. The bonds and their repayment schedule are unaffected by this refund.
     AB 1890 also includes a rate freeze for all IOU customers. Beginning in 1998, SDG&E's system-average rates were fixed at 9.43 cents per kwh. The rate freeze would have stayed in place until January 1, 2002. However, in connection with completion of its stranded cost recovery (described above), SDG&E filed with the CPUC for a mechanism to structure electric rates after the end of the rate freeze. SDG&E received approval to reduce base rates (the non-commodity portion of rates) to all electric customers effective July 1, 1999. As a result base electric rates will decrease beyond the original 10 percent rate reduction described above. The portion of the electric rate representing the commodity cost is simply passed through to customers and will fluctuate with the price of electricity from the PX. Except for the interim protection mechanism described below, customers will no longer be insulated from commodity price fluctuations.
     In April 1999, SDG&E filed an all-party settlement (including energy service providers, the CPUC's Office of Ratepayer Advocates
(ORA), and the Utility Consumers Action Network (UCAN)) detailing proposed implementation plans for lifting the rate freeze. Included in the settlement is an interim customer-protection mechanism for residential and small commercial customers that capped rates between July 1999 and September 1999, regardless of how high the PX price had moved during that period. The resulting undercollection (which amounted to less than $1 million) is being recovered through a balancing account mechanism. A CPUC decision adopting the all-party settlement was issued in May 1999 and became effective July 1, 1999. The interim post rate-freeze period runs until the CPUC issues its decision on the pending legal and policy issues of ending the rate freeze. This decision is expected during the second quarter of 2000. The decision will address, among other things, a proposal by SDG&E that would limit SDG&E's obligation to purchase from the PX to 80 percent of the electricity required by its utility default customers, and to establish an Electric Commodity Performance-Based Regulation mechanism, which would measure the Company's effectiveness in procuring electricity on behalf of its utility default commodity customers and the administration of its above market purchased power contracts.
     In October 1997, the FERC approved key elements of the California IOU's restructuring proposal. This included the transfer by the IOUs of the operational control of their transmission facilities to the ISO, which is under FERC jurisdiction. The FERC also approved the establishment of the California PX to operate as an independent wholesale power pool. The IOUs pay to the PX an upfront restructuring charge (in four annual installments) and an administrative usage charge for each megawatt hour of volume transacted. SDG&E's share of the restructuring charge is approximately $10 million, which is being recovered in rates. The IOUs have guaranteed $300 million of commercial loans to the ISO and PX for their development and initial start-up. SDG&E's share of the guarantee is $30 million.
     Thus far, electric-industry restructuring has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation and performance-based regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. During 2000, the CPUC will consider whether any changes should be made in electric distribution regulation. A CPUC staff report will be submitted on this issue to the CPUC in the second quarter of 2000. SDG&E and SoCalGas will actively participate in this effort.
     On December 20, 1999 the FERC issued "Order 2000" concerning the formation of Regional Transmission Organizations (RTOs). The rule generally requires all public utilities that own, operate or control interstate transmission to file by October 15, 2000, a proposal for an RTO. Public utilities that are members of an existing, FERC-approved regional entity, which includes SDG&E, must file by January 15, 2001. The rule states that RTOs will be operational by December 15, 2001. The FERC order permits a number of different types of RTOs, including non-profit independent system operators, for-profit transmission companies, or other approaches. The FERC also allows flexibility so that an RTO can improve its structure, geographic scope, market support and operations to meet market needs. It notes that the FERC intends for RTOs: to alleviate stress on the bulk power system caused by changes in the structure of the industry; improve efficiencies in transmission grid management through better pricing and congestion management; improve grid reliability; remove remaining opportunities for discriminatory transmission practices; improve market performance; increase coordination among state regulatory agencies; cut transaction costs; facilitate the success of state retail access programs; and facilitate reduced regulation. The order also specifies the required characteristics for each RTO, including independence from market participants, and the functional responsibilities required of each RTO. The order also provides guidance on transmission pricing reforms. The identification of RTO regions and formation of the RTO's will be subject to a collaborative process. The impact of Order 2000 on SDG&E depends on the results of this process and other implementation issues.

Gas Industry Restructuring

The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating gas sales to noncore customers. On January 21, 1998, the CPUC released a staff report initiating a proceeding to assess the current market and regulatory framework for California's natural gas industry. The general goals of the plan are to consider reforms to the current regulatory framework emphasizing market-oriented policies benefiting California's natural gas consumers.
     In August 1998, California enacted a law prohibiting the CPUC from enacting any natural gas industry restructuring decision for core (residential and small commercial) customers prior to January 1, 2000. During the implementation moratorium, the CPUC held hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SDG&E has been actively participating in this effort and has argued in support of competition intended to maximize benefits to customers rather than to protect competitors.
     In October 1999, the State of California enacted a law (AB
1421) which requires that gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase gas from a non-utility provider. The law prohibits the CPUC from further unbundling of distribution-related gas services (including meter reading and billing) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for most customers. The objective is to preserve both customer safety and customer choice.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for SDG&E. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity measures, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure.
     SDG&E's PBR mechanism is in effect through December 31, 2002 and scheduled to be updated at December 31, 2002, at which time it will be updated for, among other things, changes in costs and volumes. Key elements of the mechanism include an initial reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on rate base, and rate refunds to customers if service quality deteriorates or awards if service quality exceeds set standards. Specifically, the key elements of the mechanism include the following:

-- Earnings up to 25 basis points in excess of the authorized rate of return on rate base are retained 100 percent by shareholders. Earnings that exceed the authorized rate of return on rate base by greater than 25 basis points are shared between customers and shareholders on a sliding scale that begins with 75 percent of the additional earnings being given back to customers and declining to 0 percent as earned returns approach 300 basis points above authorized amounts. There is no sharing if actual earnings fall below the authorized rate of return. In 1999, SDG&E was authorized to earn 9.05 percent on its rate base. For 2000, the authorized return is 8.75 percent.

-- Base rates are indexed based on inflation less an estimated productivity factor.

-- Performance indicators, including employee safety, electric reliability, customer satisfaction, and call-center responsiveness, affect the Company's future income potential. SDG&E is authorized to earn or be penalized up to a maximum of $14.5 million annually as a result of its performance in those areas.

-- Annual cost of capital proceedings are replaced by an automatic adjustment mechanism if changes in certain indices exceed established tolerances. SDG&E's mechanism is triggered by a six-month trailing average and a 100 basis point change in interest rates. If this occurs, there would be an automatic adjustment of rates for the change in the cost of capital according to a formula which applies a percentage of the change to various capital components.

Biennial Cost Allocation Proceeding (BCAP)

In October 1998, SDG&E filed its 1999 BCAP application requesting that new rates become effective August 1, 1999 and remain in effect through December 31, 2002. On January 11, 2000, the CPUC issued a proposed decision adopting an overall decrease in natural gas revenues of $38 million for SDG&E. A final CPUC decision is expected in the second quarter of 2000.

Cost Of Capital

For 2000, electric-industry restructuring has changed the method of calculating the utility's annual cost of capital. In May 1998, SDG&E filed with the CPUC its unbundled Cost of Capital application to establish rates of return for SDG&E's electric-distribution and natural gas businesses. In June 1999, the CPUC adopted a 10.6 percent return on common equity and 8.75 percent return on rate base for SDG&E, compared to 9.35 percent and 11.6 percent prior to July 1, 1999, respectively. The electric transmission cost of capital is determined under a separate FERC proceeding.

Transactions Between Utilities and Affiliated Companies

On December 16, 1997, the CPUC adopted rules, effective January 1, 1998, establishing uniform standards of conduct governing the manner in which IOUs conduct business with their energy-related affiliates. The objective of the affiliate-transaction rules is to ensure that these affiliates do not gain an unfair advantage over other competitors in the marketplace and that utility customers do not subsidize affiliate activities. The rules establish standards relating to non-discrimination, disclosure and information exchange, and separation of activities. The CPUC excluded utility-to-utility transactions between SDG&E and SoCalGas from the affiliate-transaction rules in its March 1998 decision approving the business combination of Enova and PE, which is described in
Note 1.
     During 1999, 1998 and 1997, the Company purchased natural gas transportation and storage services from SoCalGas in the amount of $50 million to $60 million per year.These sales were at rates established by the CPUC.

NOTE 13:  SEGMENT INFORMATION

The Company has three separately managed reportable segments: electric transmission and distribution, electric generation, and natural gas service. The accounting policies of the segments are the same as those described in Note 2 and segment performance is evaluated by management based on reported operating income. Intersegment transactions generally are recorded the same as sales or transactions with third parties. Interest expense and income tax expense are not allocated to the reportable segments.

-----------------------------------------------------------------------
                                       For the year ended December 31,
(Dollars in millions)                  1999          1998         1997
-----------------------------------------------------------------------
Revenues:
  Transmission & distribution      $   1,396     $   1,430    $   1,202
  Electric Generation                    422           435          567
  Natural Gas                            389           384          398
                                  -------------------------------------
    Total                          $   2,207     $   2,249    $   2,167
                                  -------------------------------------
Depreciation and amortization:
  Transmission & distribution      $     148     $     134    $     128
  Electric Generation                    374           430          159
  Natural Gas                             39            39           37
                                  -------------------------------------
    Total                          $     561     $     603    $     324
                                  -------------------------------------
Segment Income:
  Transmission & distribution      $     318     $     302    $     349
  Electric Generation                     (5)           54          106
  Natural Gas                             70            63           79
                                  -------------------------------------
    Total segment income                 383           419          534
                                  -------------------------------------
  Interest expense                      (120)         (106)         (74)
  Income tax expense                    (126)         (142)        (219)
  Nonoperating income                     62            20           (3)
                                  -------------------------------------
    Net income                     $     199     $     191    $     238
                                  -------------------------------------
Capital Expenditures:
  Transmission & distribution      $     201     $     173    $     147
  Electric Generation                      9            18           14
  Natural Gas                             35            36           36
                                  -------------------------------------
    Total                          $     245     $     227    $     197
                                  -------------------------------------

-----------------------------------------------------------------------
                                         At December 31, or for
                                          the year then ended
(Dollars in millions)                 1999           1998         1997
-----------------------------------------------------------------------
Assets:
  Transmission & distribution      $   2,563     $   2,518    $   2,257
  Electric Generation                    146           685        1,051
  Natural Gas                            539           553          592
  All other                            1,118           501          754
                                  -------------------------------------
    Total                          $   4,366     $   4,257    $   4,654
                                  -------------------------------------
Geographic Information:
  Long-lived assets
    United States                  $   2,157      $  2,300    $   2,359
                                  -------------------------------------
  Operating Revenues:
    United States                  $   2,207      $  2,249    $   2,159
    Mexico                                --            --            8
                                  -------------------------------------
      Total                        $   2,207      $  2,249    $   2,167
-----------------------------------------------------------------------

NOTE 14:  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 Quarter ended
                             -----------------------------------------------------
Dollars in millions           March 31     June 30     September 30  December 31
----------------------------------------------------------------------------------
1999
Operating revenues            $    461    $    740       $    520      $    486
Operating expenses                 390         673            438           425
                               ---------------------------------------------------
Operating income              $     71    $     67       $     82      $     61
                               ---------------------------------------------------
Net income                    $     55    $     47       $     61      $     36
Dividends on preferred stock         2           1              2             1
                               ---------------------------------------------------
Net income applicable
  to common shares            $     53    $     46       $     59      $     35
                               ===================================================
1998
Operating revenues            $    606    $     569      $    563      $    511
Operating expenses                 529          524           475           435
                               ---------------------------------------------------
Operating income              $     77    $      45      $     88      $     76
                               ---------------------------------------------------
Net income                    $     50    $      27      $     64      $     50
Dividends on preferred stock         2            1             2             1
                               ---------------------------------------------------
Net income applicable
  to common shares            $     48    $      26      $     62      $     49
                               ===================================================


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2000 annual meeting of shareholders. The information required on the Company's executive officers is set forth below.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age*    Positions
-------------------------------------------------------------------
Warren I. Mitchell        62     Chairman

Edwin A. Guiles           50     President and Chief Financial
                                 Officer

Gary D. Cotton            59     Senior Vice President - Fuels &
                                 Power Operations

Steven D. Davis           43     Vice President - Distribution
                                 Operations, and Corporate
                                 Secretary

Pamela J. Fair            41     Vice President - Marketing &
                                 Customer Services

*  As of December 31, 1999.

Except for Mr. Davis, each Executive Officer has been an officer of Sempra Energy or one of its subsidiaries for more than five years.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Information Statement prepared for the May 2000 annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2000 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.



                           PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                   This Report

Independent Auditors' Report . . . . . . . . . . . . . .30

Statements of Consolidated Income for the years
  ended December 31, 1999, 1998 and 1997 . . . . . . . .31

Consolidated Balance Sheets at December 31,
  1999 and 1998. . . . . . . . . . . . . . . . . . . . .32

Statements of Consolidated Cash Flows for the
  years ended December 31, 1999, 1998 and 1997 . . . . .34

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 1999, 1998 and 1997 . . . . . . . . . . .36

Notes to Consolidated Financial Statements . . . . . . .37



2. Financial statement schedules

Schedules for which provision is made in Regulation S-X are not required under the instructions contained therein or are inapplicable.

3. Exhibits

See Exhibit Index on page 65 of this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed after September 30, 1999.




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


Name/Title                      Signature                         Date

Principal Executive Officers:
Edwin A. Guiles
President,
Chief Financial Officer   /s/  Edwin A.Guiles            March 7, 2000

Principal Financial Officer:
Edwin A. Guiles
President,
Chief Financial Officer   /s/  Edwin A.Guiles            March 7, 2000

Principal Accounting Officer:
Edwin A. Guiles
President,
Chief Financial Officer   /s/  Edwin A.Guiles            March 7, 2000

Directors:
Warren I. Mitchell
Chairman          /s/ Warren I. Mitchell                 March 7, 2000


Hyla H. Bertea,
Director                  /s/Hyla H. Bertea              March 7, 2000

Ann L. Burr,
Director                 /s/Ann L. Burr                  March 7, 2000

Herbert L. Carter,
Director               /s/Herbert L. Carter              March 7, 2000

Richard A. Collato,
Director               /s/Herbert L. Carter              March 7, 2000

Daniel W. Derbes,
Director              /s/Herbert L. Carter               March 7, 2000

Wilford D. Godbold, Jr.,
Director              /s/Wilford. D. Godbold, Jr.        March 7, 2000

Robert H. Goldsmith,
Director              /s/Robert H. Goldsmith             March 7, 2000

William D. Jones,
 Director              /s/William D. Jones               March 7, 2000

Ignacio E. Lozano, Jr.,
 Director              /s/Ignacio E. Lozano, Jr.,        March 7, 2000

Ralph R. Ocampo,
 Director              /s/Ralph R. Ocampo                March 7, 2000

William G. Ouchi,
Director           /s/William G. Ouchi                   March 7, 2000

Richard J. Stegemeier,
 Director          /s/Richard J. Stegemeier              March 7, 2000

Thomas C. Stickel,
 Director          /s/Thomas C. Stickel                  March 7, 2000

Diana L. Walker,
Director          /s/Diana L. Walker                      March 7, 2000





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

Exhibit 3 -- Bylaws and Articles of Incorporation

Bylaws

3.01 Restated Bylaws of San Diego Gas & Electric as of September 1, 1998. (1998 SDG&E Form 10-K Exhibit 3.01).

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

10.07  Supplemental Executive Retirement Plan restated as of
       July 1, 1994 (1994 SDG&E Form 10-K Exhibit 10.14).

Financing

10.08 Loan agreement with the City of Chula Vista in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of October 1, 1997 (Enova 1997 Form 10-K
       Exhibit 10.34).

10.09 Loan agreement with the City of Chula Vista in connection with the issuance of $38.9 million of Industrial Development Bonds, dated as of August 1, 1996 (1996 Form 10-K Exhibit
       10.31).

10.10 Loan agreement with the City of Chula Vista in connection with the issuance of $60 million of Industrial Development
       Bonds, dated as of November 1, 1996 (1996 Form 10-K
       Exhibit 10.32).

10.11 Loan agreement with City of San Diego in connection with the issuance of $57.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q Exhibit 10.3).

10.12 Loan agreement with the City of San Diego in connection with the issuance of $92.9 million of Industrial Development
       Bonds 1993 Series C dated as of July 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.2).

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

10.15 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K
       Exhibit 10.5).

10.16 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $129.82 million of Pollution Control Bonds, dated as of June 1, 1996
       (1996 Form 10-K Exhibit 10.41).

10.17  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.1).

10.18 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K Exhibit 10.11).

Nuclear

10.19 Uranium enrichment services contract between the U.S. Department of Energy (DOE assigned its rights to the U.S. Enrichment Corporation, a U.S. government-owned corporation, on July 1, 1993) and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended (1991 SDG&E Form 10-K Exhibit 10.9).

10.20 Fuel Lease dated as of September 8, 1983 between SONGS Fuel Company, as Lessor and San Diego Gas & Electric Company, as Lessee, and Amendment No. 1 to Fuel Lease, dated September 14, 1984 and Amendment No. 2 to Fuel Lease, dated March 2, 1987 (1992 SDG&E Form 10-K Exhibit 10.11).

10.21  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.7).

10.22 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.21 herein)(1994 SDG&E Form 10-K Exhibit 10.56).

10.23  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.21 herein)(1994 SDG&E Form 10-K Exhibit 10.57).

10.24 Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.21 herein)(1996 Form 10-K Exhibit 10.59).

10.25 Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.21 herein)(1996 Form 10-K Exhibit 10.60).

10.26   Fifth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station.
       (see Exhibit 10.21 herein)

10.27  Sixth Amendment to the San Diego Gas & Electric Company
       Nuclear facilities qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station.
       (see Exhibit 10.21 herein)

10.28 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.8).

10.29 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.28 herein)(1996 Form 10-K Exhibit 10.62).

10.30 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.28 herein)(1996 Form 10-K Exhibit 10.63).

10.31  Third Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station.
       (see Exhibit 10.28 herein)

10.32  Fourth Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station.
       (see Exhibit 10.28 herein)

10.33 Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E
       Form 10-K Exhibit 10.6).

10.34 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K Exhibit 10N).

Natural Gas Commodity, Transportation and Storage

10.35 Master Services Contract, Schedule J, Transaction Based Storage Service Agreement dated April 1, 2000 and expiring March 31, 2001 between San Diego Gas & Electric Company and Southern California Gas Company.

10.36 Master Services Contract, Schedule J, Transaction Based Storage Service Agreement dated April 1, 1999 and expiring March 31, 2000 between San Diego Gas & Electric Company and Southern California Gas Company. (1998 10-K Exhibit 10.61)

10. 37  Master Services Contract (Intrastate Transmission Service ),dated
       July 1, 1998 and expiring July 1, 2000 between San Diego Gas & Electric Company and Southern California Gas Company. (1998 10-K Exhibit 10.64)

10.38  Amendment to Firm Transportation Service Agreement, dated
       December 2, 1996, between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K Exhibit 10.58).

10.39  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.7).

10.40 Firm Transportation Service Agreement, dated October 13, 1994 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (1997 Enova Corporation Form 10-K Exhibit
       10.60).

Other

10.41 Lease agreement dated as of March 25, 1992 with CarrAmerica Development and Construction as lessor of an office complex at Century Park (1994 SDG&E Form 10-K Exhibit 10.70).

Exhibit 12 -- Statement Re: Computation Of Ratios

12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 1999, 1998, 1997, 1996 and 1995.

Exhibit 21 - Subsidiaries - SDG&E Funding LLC, a wholly owned subsidiary of SDG&E

Exhibit 23 - Consents of Experts and Counsel

23.01  Independent Auditors' Consent.

Exhibit 27 - Financial Data Schedule

27.01  Financial Data Schedule for the year ended December 31, 1999.











GLOSSARY


AB 1890 Assembly Bill 1890 - California's electric restructuring law

AFUDC                   Allowance for Funds Used During
                        Construction

BCAP                    Biennial Cost Allocation Proceeding

Bcf                     Billion Cubic Feet (of natural gas)

CEC                     California Energy Commission

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

EMF                     Electric and Magnetic Fields

Enova                   Enova Corporation, the Company's parent

FASB                    Financial Accounting Standards Board

FERC                    Federal Energy Regulatory Commission

IDBs                    Industrial Development Bonds

IOUs                    Investor-Owned Utilities

ISO                     Independent System Operator

Kwhr                    Kilowatt Hour

Mw                      Megawatt

NRC                     Nuclear Regulatory Commission

ORA                     Office of Ratepayer Advocates

PBR                     Performance-Based Regulation

PCB                     Polychlorinated Biphenyl

PE                      Pacific Enterprises

PG&E                    Pacific Gas and Electric Company

PGE                     Portland General Electric Company

PNM                     Public Service Company of New Mexico

PRP                     Potentially Responsible Party

PX                      Power Exchange

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