Form 10-Q
period 2000-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 2000-05-05
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2000
                              -------------------------------------

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



ITEM 1.  FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                      Three months ended
                                                           March 31,
                                                       -----------------
                                                         2000      1999
                                                       -------   -------
Operating Revenues
  Electric                                              $   349   $  360
  Natural gas                                               122      101
                                                        -------   ------
   Total                                                    471      461
                                                        -------   ------
Expenses
  Electric fuel and net purchased power                     133      101
  Natural gas purchased for resale                           47       47
  Operation and maintenance                                  93      107
  Depreciation and decommissioning                           52       67
  Other taxes and franchise payments                         17       21
  Income taxes                                               47       47
                                                        -------   ------
   Total                                                    389      390
                                                        -------   ------
Operating Income                                             82       71
                                                        -------   ------
Other Income and (Deductions)
  Allowance for equity funds used
    during construction                                       1        1
  Interest income                                            14        5
  Regulatory interest                                        (2)      (1)
  Taxes on nonoperating income                               (6)      (7)
  Other - net                                                (1)      13
                                                        -------   ------
   Total                                                      6       11
                                                        -------   ------
Income Before Interest Charges                               88       82
                                                        -------   ------
Interest Charges
 Long-term debt                                              21       23
 Other                                                       13        4
                                                        -------   ------
   Total                                                     34       27
                                                        -------   ------
Net Income                                                   54       55
Preferred Dividend Requirements                               2        2
                                                        -------   ------
Earnings Applicable to Common Shares                    $    52   $   53
                                                        =======   ======
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                       March 31,    December 31,
                                                          2000          1999
                                                      ----------    ------------
ASSETS
Utility plant - at original cost                         $4,564          $4,483
Accumulated depreciation and decommissioning             (2,365)         (2,326)
                                                         ------          ------
   Utility plant - net                                    2,199           2,157
                                                         ------          ------
Nuclear decommissioning trust                               545             551
                                                         ------          ------
Current assets
   Cash and temporary investments                           356             337
   Accounts receivable                                      192             192
   Due from affiliates                                      165             152
   Income taxes receivable                                   42              87
   Inventories                                               42              61
   Other                                                     11              14
                                                         ------          ------
     Total current assets                                   808             843
                                                         ------          ------
Loan to parent                                              303             422
Deferred taxes recoverable in rates                         105             114
Regulatory assets                                           222             233
Deferred charges and other assets                            47              46
                                                         ------          ------
     Total                                               $4,229          $4,366
                                                         ======          ======




See notes to Consolidated Financial Statements.



SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                            Balance at
                                                     --------------------------
                                                      March 31,    December 31,
                                                         2000          1999
                                                     ----------    ------------

CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock                                         $  857         $   857
   Retained earnings                                       311             460
   Accumulated other comprehensive income                   (1)             (3)
                                                        ------          ------
     Total common equity                                 1,167           1,314
   Preferred stock not subject to mandatory redemption      79              79
   Preferred stock subject to mandatory redemption          25              25
   Long-term debt                                        1,402           1,418
                                                        ------          ------
     Total capitalization                                2,673           2,836
                                                        ------          ------
Current liabilities
   Current portion of long-term debt                        66              66
   Accounts payable                                        131             159
   Deferred income taxes                                   110             106
   Regulatory balancing accounts overcollected - net       241             192
   Other                                                   145             153
                                                        ------          ------
     Total current liabilities                             693             676
                                                        ------          ------
Customer advances for construction                          45              44
Deferred income taxes - net                                326             327
Deferred investment tax credits                             50              51
Deferred credits and other liabilities                     442             432
                                                        ------          ------
Contingencies and commitments (Note 2)
     Total                                              $4,229          $4,366
                                                        ======          ======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2000        1999
                                                         ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $   54      $   55
 Adjustments to reconcile net income
  to net cash provided by operating activities
   Depreciation and decommissioning                          52          67
   Allowance for equity funds used during construction       (1)         (1)
   Deferred income taxes and investment tax credits           7         (24)
   Non-cash rate reduction bond revenue                       6         (31)
   Other - net                                              (10)         --
   Net change in other working capital components            73          (7)
                                                         ------      ------
       Net cash provided by operating activities            181          59
                                                         ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                      (65)        (42)
  Collections on loan to parent                             119          --
  Other - net                                                 2           9
                                                         ------      ------
       Net cash provided (used) by investing activities      56         (33)
                                                         ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                           (202)       (102)
  Issuances of long-term debt                                 4           9
  Repayment of long-term debt                               (20)        (23)
                                                         ------      ------
       Net cash used by financing activities               (218)       (116)
                                                         ------     ------
Increase (decrease) in Cash and Cash Equivalents             19         (90)
Cash and temporary investments, January 1                   337         284
                                                         ------      ------
Cash and temporary investments, March 31                $   356      $  194
                                                         ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest payments, net of amounts capitalized         $   31      $   24
                                                         ======      ======
   Income tax payments, net of refunds                  $    --      $   70
                                                         ======      ======


See notes to Consolidated Financial Statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of San Diego Gas & Electric Company (SDG&E or the Company), the common stock of which indirectly is wholly owned by Sempra Energy, a California-based Fortune 500 energy services company. The financial statements herein are the Consolidated Financial Statements of SDG&E and its sole subsidiary, SDG&E Funding LLC.

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

The Company's significant accounting policies are described in the notes to Consolidated Financial Statements in the Company's 1999
Annual Report. The same accounting policies are followed for interim reporting purposes.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Company's 1999 Annual Report.

SDG&E has been accounting for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), as described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report. In conformity with generally accepted accounting principles for regulated enterprises and the policies of the California Public Utilities Commission (CPUC), SDG&E does not apply SFAS No. 71 to its generation business, as discussed further in Note 2.

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES
COMMISSION

In September 1996, the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopted the December 1995 CPUC policy decision restructuring the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. California's investor-owned utilities (IOUs) are obligated to sell their power supply, including owned generation and purchased-power contracts, to the PX. The IOUs are also obligated to purchase from the PX the power that they distribute. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of the source from which the customer chooses to purchase electricity. Purchases by SDG&E from the PX/ISO are included in purchased-power expenses and revenues from sales to the PX/ISO have been netted therein on the Statements of Consolidated Income. Revenues from the PX/ISO reflect sales to its PX/ISO at market prices of energy from SDG&E's power plants and from its long-term purchased-power contracts.

As discussed in the notes to Consolidated Financial Statements contained in the Company's 1999 Annual Report, AB 1890 allowed the IOUs a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. In June 1999, SDG&E completed the recovery of its stranded costs, other than the future above-market portion of qualifying facilities and other purchased-power contracts that were in effect at December 31, 1995, and San Onofre Nuclear Generating Station (SONGS) costs as described below, both of which will continue to be collected in rates. Recovery of the other stranded costs was effected by, among other things, the sale of SDG&E's South Bay and Encina fossil power plants and combustion turbines during the quarter ended June 30, 1999. SDG&E will operate and maintain both plants for the new owners until April 2001 and May 2001, respectively.

Stranded costs included the cost of SONGS as of December 31, 1995. SDG&E retains ownership of its 20-percent interest in SONGS. Subsequent SONGS costs are recoverable only from the sales to the PX of power produced from SONGS, at rates previously fixed by the CPUC through December 31, 2003 and at market rates thereafter. If approved by the CPUC, SDG&E is planning to auction its interest in SONGS. A major issue being addressed is how to handle the decommissioning trust to ensure that adequate funding is available at the time the plant is decommissioned.

AB 1890 also required a 10-percent reduction of residential and small commercial customers' rates, beginning in January 1998, and provided for the issuance of rate-reduction bonds by an agency of the State of California to enable the IOUs to achieve this rate reduction. In December 1997, $658 million of rate-reduction bonds were issued on SDG&E's behalf at an average interest rate of 6.26 percent. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a non-bypassable charge on their electric bills. In 1997, SDG&E formed a subsidiary, SDG&E Funding LLC, to facilitate the issuance of the bonds. In exchange for the bond proceeds, SDG&E sold to SDG&E Funding LLC all of its rights to the revenue streams collected from such customers related to the non-bypassable charge. Consequently, the transaction is structured to cause such revenue streams not to be the property of SDG&E nor to be available to satisfy any claims of SDG&E's creditors.

The sizes of the rate-reduction bond issuances were set so as to make the IOUs neutral as to the 10-percent rate reduction, and were based on a four-year period to recover stranded costs. Because SDG&E recovered its stranded costs in only 18 months (due to the greater-than-anticipated plant-sale proceeds), the bond sale proceeds were greater than needed. Accordingly, SDG&E will return to its customers over $400 million of surplus bond proceeds. The timing of the return will differ from the timing of the collection, but the specific timing of the repayment and the interest rate thereon are the subject of a CPUC proceeding. This refund will not affect SDG&E's net income, except to the extent that the interest associated with the refund differs from the return earned by the Company on the funds to be refunded. The refund does not affect the bonds and their repayment schedule.

On March 17, 2000 a proposed decision was issued in this proceeding which would require SDG&E to refund the surplus bond proceeds over the remaining life of the bonds at an interest rate of 12.63 percent. An April 21, 2000 alternate decision would, if adopted, require SDG&E to refund the surplus bond proceeds over a very short period of time (the next feasible billing cycle) at the 12.63 percent interest rate. A final decision regarding this refund is expected in the second quarter of 2000.

AB 1890 also includes a rate freeze for all IOU customers. Beginning in 1998, SDG&E's system-average rates were fixed at 9.43 cents per kwh. The rate freeze was to have stayed in place until January 1, 2002. However, in connection with completion of its stranded cost recovery, SDG&E filed with the CPUC for a mechanism to structure electric rates after the end of the rate freeze. SDG&E received approval to reduce base rates (the non-commodity portion of rates) to all electric customers, effective July 1, 1999. The portion of the electric rate representing the commodity cost is passed through to customers and fluctuates with the price of electricity from the PX. As a result, although base rates are now below those implicit in the rate freeze, total rates charged by SDG&E may be above or below those set by the rate freeze depending on the cost of electricity.

The CPUC is currently deliberating on the legal, ratemaking and policy issues of ending the rate freeze for all the IOUs, including post-rate freeze ratemaking. One issue in this proceeding is a joint proposal by SDG&E and several other parties that would limit SDG&E's obligation to purchase from the PX to 80 percent of the electricity required by its utility default customers, and to establish an electric commodity performance-based regulation (PBR) mechanism, which would measure SDG&E's effectiveness in procuring electricity on behalf of its utility default commodity customers and the administration of its above-market purchased-power contracts. On March 17, 2000, a proposed decision was issued in this proceeding which does not adopt the proposed SDG&E electric commodity PBR mechanism and does not allow reapplication until such time as all three California IOUs have completed stranded cost recovery. An April 17, 2000 alternate decision also rejects the proposed commodity PBR mechanism. A final decision on this issue is expected during the second quarter of 2000.

Thus far, electric-industry restructuring has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. During 2000, the CPUC will consider whether any changes should be made in electric distribution regulation. A CPUC staff report on this issue is expected to be submitted to the CPUC in the second quarter of 2000. SDG&E and its affiliate, Southern California Gas Company, will actively participate in this effort and will argue in support of competition intended to maximize benefits to customers rather than to protect competitors.

ELECTRIC INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY
COMMISSION

On December 20, 1999 the Federal Energy Regulatory Commission (FERC) issued "Order 2000". As described in the Company's 1999 Annual Report, the rule discusses the formation of Regional Transmission Organizations, grid management, transmission pricing reform and related matters. The impact of Order 2000 on SDG&E depends on the results of this process and other implementation issues.

Transmission Access Charge

On March 31, 2000 the ISO filed with the FERC a transmission access charge (TAC) which separates the transmission systems in California into two groups (high and low voltage) as the basis for allocating the costs of maintaining the transmission systems among the various transmission owners. SDG&E voted against the TAC and plans to file a protest with the FERC during the second quarter of 2000. If the FERC approves the TAC, Internal Revenue Service regulations may require SDG&E to refinance the industrial development bonds that support its transmission and distribution facilities. If this occurs, SDG&E's estimated annual pretax cost of replacing the bonds with debt, the interest on which is taxable to the holders, would be approximately $13 million, most of which would be recovered in rates. A FERC decision is not expected before 2001.

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

The CPUC has held hearings throughout the state and intends to give the legislature a draft ruling before adopting a final market-structure policy. SDG&E and its affiliate, Southern California Gas Company, have been actively participating in this effort and have argued in support of competition intended to maximize benefits to customers rather than to protect competitors. During this process various large customers on the California utilities' systems are in the process of negotiating a restructuring of intrastate transmission receipt points, balancing policies and storage rights. SDG&E, SoCalGas and other interested parties are expected to file a settlement with the CPUC on these matters in the second quarter of 2000 with evidentiary hearings before the CPUC in June 2000. A CPUC decision is not expected until late 2000.

In October 1999, the State of California enacted a law (AB 1421) which requires that natural gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase natural gas from a non-utility provider. The law prohibits the CPUC from unbundling distribution-related natural gas services (including meter reading and billing) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for most customers. The objective is to preserve both customer safety and customer choice.

NUCLEAR INSURANCE

SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $36 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event these coverages are insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.8 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $5 million.

3.  COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2000 and March 31, 1999 was $56 million and $55 million, respectively. The difference between net income and comprehensive income for the three-month period ended March 31, 2000 was due to minimum pension liability adjustments. For the three-month period ended March 31, 1999 comprehensive income was equal to earnings applicable to common shares.

4.  SEGMENT INFORMATION

The Company previously had three separately managed reportable segments: electric transmission and distribution, electric generation, and natural gas service. Effective with the sale of its fossil fuel generation facilities and other organizational changes, the Company no longer operates in multiple business segments.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the Company's 1999 Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements that involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in the forward-looking statements.

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

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations continue to be a major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. Major changes in cash flows not described elsewhere are described below. Cash and cash equivalents at March 31, 2000 are available for investment in utility plant, the retirement of debt and other corporate purposes.

CASH FLOWS FROM OPERATING ACTIVITIES

The increase in cash flows from operations is primarily due to reduced payments on behalf of the parent company and on accounts payable, offset by reduced overcollections on regulatory balancing accounts compared to the three-month period ended March 31, 1999.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $310 million for the full year 2000 and will be financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

The increase in net cash used in financing activities was primarily due to an increase in dividends paid to Sempra Energy during the three-month period ended March 31, 2000, compared to the corresponding period in 1999.


RESULTS OF OPERATION

The table below summarizes the components of electric and natural gas volumes and revenues for SDG&E by customer class for the three-month periods ended March 31, 2000 and 1999.

Electric Distribution & Transmission
(Dollars in millions, volumes in millions of Kwhrs)
For the three months ended March 31
                                   2000              1999
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 1,680   $ 169      1,685   $ 170
  Commercial                  1,427     120      1,518     125
  Industrial                    564      37        489      31
  Direct access                 879      28        657      21
  Street and highway lighting    19       2         19       2
  Off-system sales              104       3         26       -
                        ------------------------------------------
                              4,673     359      4,394     349
  Balancing and other                   (10)                11
                        ------------------------------------------
  Total                       4,673  $  349      4,394  $  360
                        ------------------------------------------

Gas Sales, Transportation & Exchange
(Dollars in millions, volumes in billion cubic feet)
For the three months ended March 31



                                Gas Sales     Transportation & Exchange        Total
                      --------------------------------------------------------------------
                           Throughput  Revenue   Throughput  Revenue    Throughput  Revenue
                      --------------------------------------------------------------------
2000:
 Residential                      13     $  95        --     $ --            13    $  95
 Commercial and industrial         6        34        10        5            16       40
 Utility electric generation      --        --         5        2             5        1
                            --------------------------------------------------------------
                                  19     $ 129        15     $  7            34      136
 Balancing accounts and other                                                        (14)
                                                                                 --------
   Total                                                                           $ 122
-------------------------------------------------------------------------------------------

1999:
 Residential                      15     $ 105        --     $ --            15    $ 105
 Commercial and industrial         7        34         4        4            11       38
 Utility electric generation*     12         5        --       --            12        5
                            -------------------------------------------------------------
                                  34     $ 144         4     $  4            38    $ 148
 Balancing accounts and other                                                        (47)
                                                                                 ---------
   Total                                                                           $ 101
-------------------------------------------------------------------------------------------

* margin only


Natural gas revenues increased 21 percent for the three-month period ended March 31, 2000, compared to the corresponding period in 1999, primarily due to increased natural gas prices.

Natural gas purchased for resale for the three-month period ended March 31, 2000 was unchanged from the corresponding period in 1999. Decreases in volumes were offset by higher prices of natural gas. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income.

Depreciation and decommissioning expense decreased 22 percent for the three-month period ended March 31, 2000, compared to the corresponding period in 1999, due to the sale of the power plants and combustion turbines.

Operating income increased 15 percent for the three-month period ended March 31, 2000 compared to the corresponding period in 1999. The increase is primarily due to the elimination of the Gas Fixed Cost Adjustment balancing account at the end of 1999 as discussed below.

Net income at SDG&E decreased slightly due to decreased rate base and authorized rate of return on equity, and increased interest expense on rate reduction bond refunds (all of which began in mid 1999 and which are related to industry restructuring) offset by the elimination of the Gas Fixed Cost Adjustment balancing account at the end of 1999. With the elimination of the balancing account, SDG&E's net income now fluctuates with changes in natural gas demand, due to seasonal and other factors. During the three-month period ended March 31, 2000, this resulted in a $14 million increase in net income. This was based on a timing difference that likely will reverse later in the year.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the Company in the near future will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in this section.

Industry Restructuring

See discussion of industry restructuring in Note 2 of the notes to Consolidated Financial Statements.

Electric-Generation Assets and Electric Rates

Note 2 of the notes to Consolidated Financial Statements describes regulatory and legislative actions that affect SDG&E's electric rates.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for the California utilities. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. The utility's PBR mechanism is scheduled to be updated at December 31, 2002, to reflect, among other things, changes in costs and volumes.

Key elements of the mechanisms include an initial reduction in base rates, an indexing mechanism that limits future rate increases to the inflation rate less a productivity factor, a sharing mechanism with customers if earnings exceed the authorized rate of return on rate base, and rate refunds to customers if service quality deteriorates or awards if service quality exceeds set standards. Specifically, the key elements of the mechanisms include the following:

-- Earnings up to 25 basis points in excess of the authorized rate of return on rate base are retained 100 percent by shareholders. Earnings that exceed the authorized rate of return on rate base by greater than 25 basis points are shared between customers and shareholders on a sliding scale that begins with 75 percent of the additional earnings being given back to customers and declining to 0 percent as earned returns approach 300 basis points above authorized amounts. There is no sharing if actual earnings fall below the authorized rate of return. In 1999, SDG&E was authorized to earn 9.05 percent on rate base. For 2000, the authorized return is 8.75 percent for SDG&E.

-- Base rates are indexed based on inflation less an estimated productivity factor.

-- SDG&E would be authorized to earn or be penalized up to a maximum of $14.5 million annually as a result of its performance related to employee safety, electric reliability, customer satisfaction, and call-center responsiveness.

-- Annual cost of capital proceedings are replaced by an automatic adjustment mechanism. If changes in certain indices exceed established tolerances, there would be an automatic adjustment of rates for the change in the cost of capital according to a formula which applies a percentage of the change to various capital components.

Cost of Capital

Electric-industry restructuring has changed the method of calculating the utility's annual cost of capital. In June 1999, the CPUC adopted a 10.6 percent return on common equity and an 8.75 percent return on rate base for SDG&E's electric-distribution and natural gas businesses. The electric-transmission cost of capital is determined under a separate FERC proceeding.

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's natural gas transportation costs are allocated among various customer classes (residential, commercial, industrial, etc.). In October 1998, the California utilities filed 1999 BCAP applications requesting that new rates become effective August 1, 1999, and remain in effect through December 31, 2002. On April 20, 2000, the CPUC issued a decision adopting overall decreases in natural gas revenues of $37 million for SDG&E. The decrease has no effect on net income.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." As amended, SFAS 133, which is effective for the company on January 1, 2001, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The effect of this standard on the company's Consolidated Financial Statements has not yet been determined.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report on Form 10-K for 1999.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Neither the Company nor its subsidiary are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      Exhibit 27 - Financial Data Schedules

      27.1 Financial Data Schedule for the three-month period ended March 31, 2000.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after December 31, 1999.



                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)



Date: May 3, 2000                  By:    /s/ E.A. Guiles
                                      -----------------------------
                                               E.A. Guiles
                                               President