Form 10-Q
period 2000-06-30
SAN DIEGO GAS & ELECTRIC CO
filed 2000-08-14
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2000
                              -------------------------------------

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



PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
                                            Three Months Ended
                                                 June 30,
                                            ------------------
                                              2000      1999
                                            ------------------
Operating Revenues
 Electric                                     $473      $646
 Natural gas                                   101        94
                                            ------------------
   Total operating revenues                    574       740
                                            ------------------
Expenses
 Electric fuel and net purchased power         264       109
 Cost of natural gas distributed                55        43
 Operation and maintenance                      79       119
 Depreciation and decommissioning               52       391
 Other taxes and franchise payments             19        20
 Income taxes                                   36        (9)
                                            ------------------
   Total                                       505       673
                                            ------------------
Operating Income                                69        67
                                            ------------------
Other Income and (Deductions)
 Interest income                                14        12
 Regulatory interest                            (2)       (2)
 Allowance for equity funds used
    during construction                          2         2
 Taxes on non-operating income                  (2)       (4)
 Other - net                                    (5)       (7)
                                            ------------------
   Total                                         7         1
                                            ------------------
Income Before Interest Charges                  76        68
                                            ------------------
Interest Charges
 Long-term debt                                 23        20
 Allowance for borrowed funds used
    during construction                         (1)       (1)
 Other                                          13         2
                                            ------------------
   Total                                        35        21
                                            ------------------
Net Income                                      41        47
Preferred Dividend Requirements                  1         1
                                            ------------------
Earnings Applicable to Common Shares          $ 40      $ 46
                                            ==================
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
                                            Six Months Ended
                                                 June 30,
                                            ------------------
                                              2000      1999
                                            ------------------
Operating Revenues
 Electric                                    $  822   $1,006
 Natural gas                                    223      195
                                            ------------------
   Total operating revenues                   1,045    1,201
                                            ------------------
Expenses
 Electric fuel and net purchased power         397       211
 Cost of natural gas distributed               102        90
 Operation and maintenance                     172       226
 Depreciation and decommissioning              104       458
 Other taxes and franchise payments             36        40
 Income taxes                                   83        38
                                            ------------------
   Total                                       894     1,063
                                            ------------------
Operating Income                               151       138
                                            ------------------
Other Income and (Deductions)
 Interest income                                28        17
 Regulatory interest                            (4)       (2)
 Allowance for equity funds used
    during construction                          3         2
 Taxes on non-operating income                  (8)      (11)
 Other - net                                    (6)        6
                                            ------------------
   Total                                        13        12
                                            ------------------
Income Before Interest Charges                 164       150
                                            ------------------
Interest Charges
 Long-term debt                                 44        43
 Allowance for borrowed funds used
    during construction                         (1)       (1)
 Other                                          26         6
                                            ------------------
   Total                                        69        48
                                            ------------------
Net Income                                      95       102
Preferred Dividend Requirements                  3         3
                                            ------------------
Earnings Applicable to Common Shares          $ 92      $ 99
                                            ==================
See notes to Consolidated Financial Statements.




SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions



                                                             Balance at
                                                      -------------------------
                                                      June 30,      December 31,
                                                        2000             1999
                                                       -------          -------
ASSETS
Utility plant - at original cost                       $4,620           $4,483
Accumulated depreciation and decommissioning           (2,430)          (2,326)
                                                       -------          -------
         Utility plant - net                            2,190            2,157
                                                       -------          -------
Nuclear decommissioning trusts                            551              551
                                                       -------          -------
Current assets
  Cash and cash equivalents                               308              337
  Accounts receivable                                     213              192
  Due from affiliates                                     158              152
  Income taxes receivable                                  --               87
  Inventories                                              46               61
  Other                                                     7                5
                                                       -------          -------
         Total current assets                             732              834
                                                       -------          -------
Other Assets
  Loan to parent                                          406              422
  Deferred taxes recoverable in rates                      96              114
  Regulatory assets                                       598              233
  Deferred charges and other assets                        55               55
                                                       -------          -------
        Total other assets                              1,155              824
                                                       -------          -------
         Total                                         $4,628           $4,366
                                                       =======          =======






See notes to Consolidated Financial Statements.




SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions



                                                             Balance at
                                                      -------------------------
                                                      June 30,      December 31,
                                                        2000             1999
                                                       -------          -------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                         $  857           $  857
  Retained earnings                                       351              460
  Accumulated other comprehensive income                   (1)              (3)
                                                       -------          -------
    Total common equity                                 1,207            1,314

  Preferred stock not subject to mandatory redemption      79               79
  Preferred stock subject to mandatory redemption          25               25
  Long-term debt                                        1,373            1,418
                                                       -------          -------
         Total capitalization                           2,684            2,836
                                                       -------          -------
Current liabilities
  Current portion of long-term debt                        66               66
  Accounts payable                                        233              155
  Deferred income taxes                                   112              106
  Regulatory balancing accounts - net                     176              192
  Customer refunds payable                                388               --
  Other                                                   147              161
                                                       -------          -------
         Total current liabilities                      1,122              680
                                                       -------          -------
Deferred Credits and other liabilities
  Customer advances for construction                       44               44
  Deferred income taxes - net                             316              327
  Deferred investment tax credits                          49               51
  Deferred credits and other liabilities                  413              428
                                                       -------          -------
Total deferred credits and other liabilities              822              850
                                                       -------          -------
Commitments and contingent liabilities (Note 2)
Total                                                  $4,628           $4,366
                                                       =======          =======





See notes to Consolidated Financial Statements.
</table


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                            Six Months Ended
                                                                June 30,
                                                           ------------------
                                                            2000        1999
                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $  95       $ 102
   Adjustments to reconcile net income
     to net cash provided by operating activities
      Depreciation and decommissioning                       104         458
      Application of plant sale proceeds to stranded costs    --        (295)
      Application of balancing accounts to stranded costs     --         (62)
      Deferred income taxes and investment tax credits         9         (92)
      Non-cash rate reduction bond revenue                    11         (62)
      Other - net                                            (16)         26
      Net change in other working capital components         132        (186)
                                                           ------      ------
       Net cash (used) provided by operating activities      335        (111)
                                                           ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                   (130)        (90)
     Collections on loan to parent                            16          --
     Proceeds from sale of generating plants - net            --         466
     Contributions to decommissioning funds                   (2)        (11)
     Other - net                                              --         (12)
                                                           ------      ------
       Net cash provided (used) by investing activities     (116)        353
                                                           ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                         (203)       (103)
     Issuance of long-term debt                                4          12
     Payment on long-term debt                               (49)        (80)
                                                           ------      ------
       Net cash used by financing activities                (248)       (171)
                                                           ------      ------
Increase (decrease) in cash and temporary investments        (29)         71
Cash and cash equivalents, January 1                         337         284
                                                           ------      ------
Cash and cash equivalents, June 30                         $ 308       $ 355
                                                           ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest payments, net of amounts capitalized         $  69       $  47
                                                           ======      ======
     Income tax payments (refunds) - net                   $  (8)      $ 194
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

As described in the notes to Consolidated Financial Statements in the Company's 1999 Annual Report, SDG&E accounts for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING -- CALIFORNIA PUBLIC UTILITIES
COMMISSION

In September 1996, the State of California enacted a law restructuring California's electric utility industry (AB 1890). The legislation adopted the December 1995 policy decision of the California Public Utility Commission (CPUC) that was intended to restructure the industry to stimulate competition and reduce rates.

Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy-service providers (direct access) or to buy their power from the independent Power Exchange (PX) that serves as a wholesale power pool allowing all energy producers to participate competitively. The PX obtains its power from qualifying facilities, from nuclear units and, lastly, from the lowest-bidding suppliers. California's investor-owned utilities (IOUs) are obligated to sell their power supply, including owned generation and purchased-power contracts, to the PX. The IOUs are also obligated to purchase from the PX the power that they distribute. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. The local utility continues to provide distribution service regardless of the source from which the customer chooses to purchase electricity. Purchases by SDG&E from the PX/ISO are included in purchased-power expenses and revenues from sales to the PX/ISO have been netted therein on the Statements of Consolidated Income. Revenues from the PX/ISO reflect sales to the PX/ISO at market prices of energy from SDG&E's power plants and from its long-term purchased-power contracts.

As discussed in the notes to Consolidated Financial Statements contained in the Company's 1999 Annual Report, AB 1890 allowed the IOUs a reasonable opportunity to recover their stranded costs via a competition transition charge (CTC) to customers through December 31, 2001. In June 1999, SDG&E completed the recovery of its stranded costs, other than the future above-market portion of qualifying facilities and other purchased-power contracts that were in effect at December 31, 1995, and San Onofre Nuclear Generating Station (SONGS) costs as described below, which will both continue to be collected in rates. Recovery of the other stranded costs was effected by, among other things, the sale of SDG&E's South Bay and Encina fossil power plants and combustion turbines during the quarter ended June 30, 1999. SDG&E will operate and maintain both plants for the new owners until April 2001 and May 2001, respectively.

Stranded costs included the cost of SONGS as of December 31, 1995. SDG&E retains ownership of its 20-percent interest in SONGS. Subsequent SONGS costs are recoverable only from the sales to the PX of power produced from SONGS, at rates previously fixed by the CPUC through December 31, 2003 and at market rates thereafter. If approved by the CPUC, SDG&E is planning to auction its interest in SONGS. A major issue being addressed is the management of the decommissioning trust to ensure that adequate funding is available at the time the plant is decommissioned.

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

The sizes of the rate-reduction bond issuances were set so as to make the IOUs neutral as to the 10-percent rate reduction, and were based on a four-year period to recover stranded costs. Because SDG&E recovered its stranded costs in only 18 months (due to the greater-than-anticipated plant-sale proceeds), the bond sale proceeds were greater than needed. Accordingly, SDG&E will return to its customers $388 million of surplus bond proceeds. Pursuant to a June 8, 2000 CPUC decision, this refund, included in current liabilities at June 30, 2000, will take place during the third quarter of 2000.

AB 1890 also includes a rate freeze for all IOU customers. The rate freeze was to have stayed in place until January 1, 2002. However, in connection with completion of its stranded cost recovery, SDG&E filed with the CPUC and received approval to reduce base rates (the non-commodity portion of rates) to all electric customers, effective July 1, 1999. The portion of the electric rate representing the commodity cost is passed through to customers with no markup and fluctuates with the price of electricity from the PX. As a result, although base rates are now below those implicit in the rate freeze, total rates charged by SDG&E may be above or below those set by the rate freeze depending on the cost of electricity.

A number of factors, including recent supply/demand conditions, have resulted in abnormally high commodity prices, which are expected to continue through the heavy air-conditioning season in the southwestern United States. This has caused SDG&E's monthly customer bills to be substantially higher than normal. SDG&E and others have proposed various methods of responding to these high rates.

On June 28, 2000 the ISO Board of Governors approved the reduction of the wholesale price cap for electricity in California from $750 per megawatt hour (MWh) to $500 per MWh. Subsequently, on August 1, 2000, they approved an additional reduction of the price cap from $500 per MWh to $250 per MWh. In a filing the following day, SDG&E requested that the Federal Energy Regulatory Commission (FERC) place an emergency order capping the price electricity generators offer to the PX/ISO wholesale markets at $250 per MWh. However, three large power-generating companies have requested a FERC ruling that any attempt to limit wholesale electricity prices be judged unjust and unreasonable and that the ISO be ordered to compensate them for actual damages and lost opportunity costs.

On August 3, 2000 the CPUC approved a proposal by SDG&E to accelerate the refund to its electric customers of $100 million of certain balancing account overcollections to partially offset the high monthly bills. This is in addition to the $388 million return to residential and small commercial customers of surplus bond proceeds referred to above.

In addition, the CPUC denied a proposal by others to place a ceiling on electric rates for residential and small commercial customers. It also ordered SDG&E not to disconnect the service of any customers who do not pay their high bills through November 2000, and directed SDG&E to expand its level pay plan to all customers who request it. This would allow a customer to level out payments over a year. The CPUC agreed to study the issues and hold hearings and did not rule out a rate freeze in the future. In addition, the CPUC granted SDG&E expanded authority to participate in the PX's Block Forward Market which allows SDG&E to utilize futures contracts to hedge electricity prices and purchase electricity for extended periods at fixed prices.

On August 9, 2000 the California governor issued a press release calling on the CPUC to establish a one- or two-year rate reduction and stabilization plan to cut electricity rates by about one-half for SDG&E residential and business customers, but still allow SDG&E to eventually recover the prices paid for wholesale power.

In response, a CPUC commissioner has issued a proposed decision which, if adopted by the CPUC, would impose an interim rate freeze on SDG&E's electric rates for residential, small commercial and lighting customers. Under the proposed decision these rates would be frozen through December 2003 at 110 percent of June 30, 1998 levels. A balancing account would be established to record related undercollections resulting from the frozen rates with undercollected amounts to be recovered in a manner (not specified in the proposed decision) intended to make SDG&E whole.

A second CPUC commissioner has proposed an alternate decision which would impose a similar rate freeze only on monthly volumes of electricity used by the lowest-volume 70 percent of customers (500 kwh for residential customers and 1,500 kwh for commercial customers). This is intended to encourage conservation. The alternate proposal would also automatically switch all SDG&E customers to a level-pay plan, except for those customers who specifically indicate that they do not want to participate in this billing arrangement. This alternate proposal would provide for the deferred billings to be accumulated in an existing balancing account, to be recovered in a manner intended to make SDG&E whole.

The proposed decisions will be reviewed by the CPUC, which may accept either one (with or without modification) or reject them both, in rendering a final decision on the matter. The CPUC has scheduled a special meeting on August 21, 2000 to address this matter.

The California State Senate has approved emergency legislation to roll back and freeze rates at July 1999 levels in the San Diego area (effective June 1, 2000) and sent it to the State Assembly for its action. The bill requires the CPUC to initiate a proceeding to assess alternatives for recovering undercollections resulting from the rate freeze.

The FERC is investigating the electric bulk power markets and California's attorney general is investigating whether there has been market manipulation. Various proposals have included application of any refunds from power suppliers, arising from such investigations, to help defray any billings deferred as a result of adoption of certain of the proposals.

The proposed legislation, the proposed CPUC decisions and other proposals to respond to the high electricity rates would, if adopted, adversely affect the timing of revenue collections by SDG&E and related cash flows. They could also adversely affect the ultimate collectibility of these revenues, which are intended to recover the costs of electricity purchased by SDG&E to serve its customers. The Company is unable to predict whether any of these proposals will be adopted or their ultimate impact on SDG&E. However, SDG&E will vigorously oppose, through regulatory proceedings and otherwise, any proposal that does not assure the ultimate collectibility of its full costs of providing electricity service.

The CPUC is currently deliberating on the legal, ratemaking and policy issues of ending the rate freeze for all the IOUs, including post-rate freeze ratemaking. The CPUC has now permitted SDG&E to purchase energy through the PX or a mixture of the PX and any other qualified exchange, if a qualified exchange is authorized by future advice letter filings. A "qualified exchange" is defined as one that provides continuous trading in either a bid/ask or second price auction type market, equal nondiscriminatory access and a mechanism for timely, anonymous price transparency. The CPUC also made numerous changes in cost allocations among customer classes, adjusted various ratemaking mechanisms, granted SDG&E's request to close certain balancing accounts, and ordered hourly pricing to be implemented for customers with hourly meters. The CPUC rejected as premature an SDG&E proposal for an incentive mechanism for commodity prices.

Thus far, electric-industry restructuring has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. During 2000, the CPUC will consider whether any changes should be made in electric distribution regulation. A CPUC staff report on this issue was submitted to the CPUC in July 2000, with dissenting opinions recommending against changing electric distribution regulation at this time due to the current state of electric-industry restructuring.

The recent electricity supply/demand conditions have combined with other factors to affect natural gas supplies and prices. The lack of surplus natural gas production and the current need to store gas for the coming winter competes directly with the need to use gas supplies to generate electricity to meet demand. On August 1, 2000 SDG&E requested that the CPUC allow San Diego County's two major fossil-fuel power plants to use alternative fuels such as oil to generate electricity when demand for natural gas exceeds supply. The new operators of the power plants, which SDG&E sold in 1999, apparently intend to protest the proposal, citing potential supply interruptions and increased pollution.

ELECTRIC INDUSTRY RESTRUCTURING -- FEDERAL ENERGY REGULATORY
COMMISSION

On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued "Order 2000". As described in the Company's 1999 Annual Report, the rule discusses the formation of Regional Transmission Organizations, grid management, transmission pricing reform and related matters. The impact of Order 2000 on SDG&E depends on the results of this process and other implementation issues.

Transmission Access Charge

On March 31, 2000, the ISO filed with the FERC a transmission access charge (TAC) which separates the transmission systems in California into two groups (high and low voltage) as the basis for allocating the costs of maintaining the transmission systems among the various transmission owners. SDG&E voted against the TAC and filed a protest with the FERC in April 2000. In June 2000, the FERC approved the TAC subject to refund and settlement agreement. Settlement efforts among all parties are ongoing. Resolution is not expected before 2001. Once the TAC is in effect, Internal Revenue Service (IRS) regulations may require SDG&E to refinance the industrial development bonds that support its transmission facilities, the face value of which totals $168 million. If this occurs, SDG&E's estimated annual pretax cost of replacing the bonds with debt, the interest on which is taxable to the holders, would be $4 million, most of which would be recovered in rates. SDG&E recently submitted a request for a private letter ruling from the IRS. In addition, pending federal legislation could resolve this issue.

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

In July 1999, after hearings, the CPUC issued a decision stating which gas regulatory changes it found most promising, encouraging parties to submit settlements addressing those changes, and providing for further hearings if necessary.

In October 1999, the State of California enacted a law (AB 1421) which requires that natural gas utilities provide "bundled basic gas service" (including transmission, storage, distribution, purchasing, revenue-cycle services and after-meter services) to all core customers, unless the customer chooses to purchase natural gas from a non-utility provider. The law prohibits the CPUC from unbundling most distribution-related natural gas services (including meter reading) and after-meter services (including leak investigation, inspecting customer piping and appliances, pilot relighting and carbon monoxide investigation) for core customers. The objective is to preserve both customer safety and customer choice.

Between late 1999 and April 2000, several conflicting settlements were filed by various groups of parties that address the changes the CPUC found promising in July 1999. Hearings were held in May and June of 2000, and a CPUC decision is expected by year-end 2000. The principal issues in dispute include the recovery of the utilities' costs to implement whatever regulatory changes are adopted. Additional proposals include improving the access of energy service providers to sell gas supply to core customers of SoCalGas and SDG&E.

Consistent with Sempra Energy's corporate policies favoring the unbundling of commodity and nonessential services, SDG&E and its affiliate, Southern California Gas Company, are supporting changes that they believe will provide greater customer choice in utility services and greater access to gas supply service from energy service providers in the core market.

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

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks. Coverage is provided primarily through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $5 million.


3.  COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended June 30, 2000 and 1999 was $41 million and $47 million, respectively. Comprehensive income for the six-month periods ended June 30, 2000 and 1999 was $97 million and $102 million, respectively. For the 2000 periods, the following is a reconciliation of net income to comprehensive income.

                                 Three months          Six months
                                    ended                 ended
(Dollars in millions)            June 30, 2000        June 30, 2000
--------------------------------------------------------------------
Net income                            $   41               $   95

Minimum pension liability adjustments     --                    2
                                    --------------------------------
   Comprehensive income               $   41               $   97
--------------------------------------------------------------------

For the 1999 periods, comprehensive income was equal to earnings applicable to common shares.

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

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The Company's California utility operations continue to be the major source of liquidity. In addition, working capital requirements are met through the issuance of short-term and long-term debt. Cash and cash equivalents at June 30, 2000 are available for investment in utility plant, the retirement of debt and other corporate purposes. Major changes in cash flows not described elsewhere are described below.


CASH FLOWS FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2000, the increase in cash flows from operations is primarily due to income tax refunds and increases in accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $300 million for the full year 2000 and will be financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. For the six-month period ended June 30, 2000, the decrease in cash flows from investing activities is primarily due to the 1999 sale of SDG&E's generating plants.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2000, the decrease in cash flows from financing activities is primarily due to an increase in dividends paid to Sempra Energy. In May 2000, SDG&E called its 9-5/8 percent First Mortgage Bonds due in 2020 at a cost of $104.04 per bond, or $10 million including accrued interest.

RESULTS OF OPERATIONS

Net income decreased 13 percent and 7 percent for the three-month and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999, primarily due to decreased rate base and authorized rate of return on equity, and increased interest expense on rate reduction bond refunds (all of which began in mid 1999 and which are related to industry restructuring) offset by the elimination of the Gas Fixed Cost Adjustment balancing account at the end of 1999. With the elimination of the balancing account, SDG&E's net income now fluctuates with changes in natural gas demand, due to seasonal and other factors. During the six-month period ended June 30, 2000, this resulted in a $10 million increase in net income. This was based on a timing difference that likely will reverse later in the year.




The tables below summarize electric and natural gas volumes and revenues by customer class for the six-month periods ended June 30, 2000 and 1999.

San Diego Gas & Electric
Electric Distribution and Transmission
For the six-month periods ended June 30
(Volumes in millions of Kwhrs, dollars in millions)

                                   2000              1999
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 3,130   $ 332      3,134   $ 315
  Commercial                  2,913     274      2,994     271
  Industrial                  1,139      84        968      69
  Direct access               1,744      59      1,403      48
  Street and highway lighting    33       3         38       3
  Off-system sales              253      11         52       1
                        ------------------------------------------
                              9,212     763      8,589     707
  Balancing and other                    59                299
                        ------------------------------------------
  Total                       9,212  $  822      8,589  $1,006
                        ------------------------------------------

San Diego Gas & Electric
Gas Sales, Transportation and Exchange
For the six-month periods ended June 30
(Volumes in billion cubic feet, dollars in millions)



                                Gas Sales     Transportation & Exchange        Total
                      --------------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                      --------------------------------------------------------------------
2000:
 Residential                      20     $ 148        --     $ --            20    $ 148
 Commercial and industrial        12        63         9        8            21       71
 Utility electric generation      --        --        19        5            19        5
                            --------------------------------------------------------------
                                  32     $ 211        28     $ 13            60      224
 Balancing accounts and other                                                        ( 1)
                                                                                 --------
   Total                                                                           $ 223
-------------------------------------------------------------------------------------------

1999:
 Residential                      25     $ 172        --     $ --            25    $ 172
 Commercial and industrial        14        60         9        9            23       69
 Utility electric generation*     18         7        --       --            18        7
                            -------------------------------------------------------------
                                  57     $ 239         9     $  9            66      248
 Balancing accounts and other                                                        (53)
                                                                                 ---------
   Total                                                                           $ 195
-------------------------------------------------------------------------------------------

* margin only for the months prior to the sale of the fossil-fuel plants.


Electric revenues decreased 18 percent for the six-month period ended June 30, 2000 compared to the same period in 1999. The decrease is primarily due to the decrease in base electric rates (the non-commodity portion) from the completion of stranded cost recovery (described in Note 2 of the notes to Consolidated Financial Statements), offset by the effect of higher prices, as discussed below.

Natural gas revenues increased 14 percent for the six-month period ended June 30, 2000, compared to the corresponding period in 1999, primarily due to increased natural gas prices.

Electric fuel and net purchased power expense increased 88 percent for the six-month period ended June 30, 2000 compared to the corresponding period in 1999. The increase was primarily due to the higher price of electricity from the PX reflecting the recent supply/demand conditions described in Note 2 of the notes to Consolidated Financial Statements. Under the current regulatory framework, changes in on-system prices do not affect net income, as explained in the 1999 Annual Report.

Natural gas purchased for resale for the six-month period ended June 30, 2000 increased 13 percent from the corresponding period in 1999. Decreases in volumes were more than offset by higher prices of natural gas. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 1999 Annual Report, current or future customer rates normally recover the actual cost of natural gas.

Depreciation and decommissioning expense decreased 77 percent for the six-month period ended June 30, 2000, compared to the corresponding period in 1999, due to the sale of the power plants and combustion turbines.

Operating income increased 9 percent for the six-month period ended June 30, 2000 compared to the corresponding period in 1999. The increase is primarily due to the elimination of the Gas Fixed Cost Adjustment balancing account at the end of 1999 as discussed below.

FACTORS INFLUENCING FUTURE PERFORMANCE

As noted in Note 2 of the notes to Consolidated Financial Statements, a number of factors, including recent supply/demand conditions, have resulted in abnormally high commodity prices, which are expected to continue through the heavy air-conditioning season in the southwestern United States. This has caused SDG&E's monthly customer bills to be substantially higher than normal. SDG&E and others have proposed various methods of responding to these high rates.

On June 28, 2000 the ISO Board of Governors approved the reduction of the wholesale price cap for electricity in California from $750 per megawatt hour (MWh) to $500 per MWh. Subsequently, on August 1, 2000, they approved an additional reduction of the price cap from $500 per MWh to $250 per MWh. In a filing the following day, SDG&E requested that the Federal Energy Regulatory Commission (FERC) place an emergency order capping the price electricity generators offer to the PX/ISO wholesale markets at $250 per MWh. However, three large power-generating companies have requested a FERC ruling that any attempt to limit wholesale electricity prices be judged unjust and unreasonable and that the ISO be ordered to compensate them for actual damages and lost opportunity costs.

On August 3, 2000 the CPUC approved a proposal by SDG&E to accelerate the refund to its electric customers of $100 million of certain balancing account overcollections to partially offset the high monthly bills. This is in addition to the $388 million return to residential and small commercial customers of surplus bond proceeds referred to above.

In addition, the CPUC denied a proposal by others to place a ceiling on electric rates for residential and small commercial customers. It also ordered SDG&E not to disconnect the service of any customers who do not pay their high bills through November 2000, and directed SDG&E to expand its level pay plan to all customers who request it. This would allow a customer to level out payments over a year. The CPUC agreed to study the issues and hold hearings and did not rule out a rate freeze in the future. In addition, the CPUC granted SDG&E expanded authority to participate in the PX's Block Forward Market which allows SDG&E to utilize futures contracts to hedge electricity prices and purchase electricity for extended periods at fixed prices.

On August 9, 2000 the California governor issued a press release calling on the CPUC to establish a one- or two-year rate reduction and stabilization plan to cut electricity rates by about one-half for SDG&E residential and business customers, but still allow SDG&E to eventually recover the prices paid for wholesale power.

In response, a CPUC commissioner has issued a proposed decision which, if adopted by the CPUC, would impose an interim rate freeze on SDG&E's electric rates for residential, small commercial and lighting customers. Under the proposed decision these rates would be frozen through December 2003 at 110 percent of June 30, 1998 levels. A balancing account would be established to record related undercollections resulting from the frozen rates with undercollected amounts to be recovered in a manner (not specified in the proposed decision) intended to make SDG&E whole.

A second CPUC commissioner has proposed an alternate decision which would impose a similar rate freeze only on monthly volumes of electricity used by the lowest-volume 70 percent of customers (500 kwh for residential customers and 1,500 kwh for commercial customers). This is intended to encourage conservation. The alternate proposal would also automatically switch all SDG&E customers to a level-pay plan, except for those customers who specifically indicate that they do not want to participate in this billing arrangement. This alternate proposal would provide for the deferred billings to be accumulated in an existing balancing account, to be recovered in a manner intended to make SDG&E whole.

The proposed decisions will be reviewed by the CPUC, which may accept either one (with or without modification) or reject them both, in rendering a final decision on the matter. The CPUC has scheduled a special meeting on August 21, 2000 to address this matter.

The California State Senate has approved emergency legislation to roll back and freeze rates at July 1999 levels in the San Diego area (effective June 1, 2000) and sent it to the State Assembly for its action. The bill requires the CPUC to initiate a proceeding to assess alternatives for recovering undercollections resulting from the rate freeze.

The FERC is investigating the electric bulk power markets and California's attorney general is investigating whether there has been market manipulation. Various proposals have included application of any refunds from power suppliers, arising from such investigations, to help defray any billings deferred as a result of adoption of certain of the proposals.

The proposed legislation, the proposed CPUC decisions and other proposals to respond to the high electricity rates would, if adopted, adversely affect the timing of revenue collections by SDG&E and related cash flows. They could also adversely affect the ultimate collectibility of these revenues, which are intended to recover the costs of electricity purchased by SDG&E to serve its customers. The Company is unable to predict whether any of these proposals will be adopted or their ultimate impact on SDG&E. However, SDG&E will vigorously oppose, through regulatory proceedings and otherwise, any proposal that does not assure the ultimate collectibility of its full costs of providing electricity service.

See Note 2 of the notes to Consolidated Financial Statements for further discussion.

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

Biennial Cost Allocation Proceeding (BCAP)

The BCAP determines how a utility's natural gas transportation costs are allocated among various customer classes (residential, commercial, industrial, etc.). In October 1998, the California utilities filed 1999 BCAP applications requesting that new rates become effective August 1, 1999, and remain in effect through December 31, 2002. On April 20, 2000, the CPUC issued a decision adopting overall decreases in natural gas revenues of $37 million for SDG&E for transportation rates effective June 1, 2000. Since the decrease reflects anticipated changes in corresponding costs, it has no effect on net income.

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

In December 1999, the Securities Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 101 " Revenue Recognition." SABs are not rules issued by the SEC. Rather, they represent interpretations and practices followed by the SEC's staff in administering the disclosure requirements of the federal securities laws. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements; it does not change the existing rules on revenue recognition. SAB 101 sets forth the basic criteria that must be met before revenue should be recorded. Implementation of SAB 101 is required by the fourth quarter of 2000 and will have no effect on the company's Consolidated Financial Statements.

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

ITEM 5.  OTHER INFORMATION

In August 2000 the Company announced the succession of E.A. Guiles to the position of group president of Sempra Energy's Regulated Business Units which was left vacant by the retirement of Warren Mitchell. Guiles has also been named chairman of SDG&E and of SoCalGas and continues as president of SoCalGas' Energy Distribution Services.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      Exhibit 27 - Financial Data Schedules

      27.1  Financial Data Schedule for the six-month period ended
      June 30, 2000.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after March 31, 2000.




                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)



Date: August 11, 2000             By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President