Form 10-Q
period 2000-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 2000-11-13
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2000
                              -------------------------------------

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

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                        Three Months Ended
                                                           September 30,
                                                      ---------------------
                                                         2000       1999
                                                      ---------   ---------
Operating Revenues
 Electric                                               $ 645      $ 438
 Natural gas                                               86         82
                                                      ---------   ---------
   Total operating revenues                               731        520
                                                      ---------   ---------
Expenses
 Electric fuel and net purchased power                    444        181
 Cost of natural gas distributed                           52         29
 Operation and maintenance                                105        111
 Depreciation and decommissioning                          53         52
 Other taxes and franchise payments                        26         20
 Income taxes                                              18         45
                                                      ---------   ---------
   Total                                                  698        438
                                                      ---------   ---------
Operating Income                                           33         82
                                                      ---------   ---------
Other Income and (Deductions)
 Interest income                                           16          9
 Regulatory interest                                       (4)        (1)
 Allowance for equity funds used
    during construction                                     2          1
 Taxes on non-operating income                             (5)       (11)
 Other - net                                                2         17
                                                      ---------   ---------
   Total                                                   11         15
                                                      ---------   ---------
Income Before Interest Charges                             44         97
                                                      ---------   ---------
Interest Charges
 Long-term debt                                            21         21
 Other                                                      6         15
                                                      ---------   ---------
   Total                                                   27         36
                                                      ---------   ---------
Net Income                                                 17         61
Preferred Dividend Requirements                             2          2
                                                      ---------   ---------
Earnings Applicable to Common Shares                    $  15      $  59
                                                      =========   =========
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                         2000       1999
                                                      ---------   ---------
Operating Revenues
 Electric                                               $1,467     $1,443
 Natural gas                                               309        277
                                                      ---------   ---------
   Total operating revenues                              1,776      1,720
                                                      ---------   ---------
Expenses
 Electric fuel and net purchased power                     841        391
 Cost of natural gas distributed                           154        119
 Operation and maintenance                                 277        337
 Depreciation and decommissioning                          157        510
 Other taxes and franchise payments                         62         60
 Income taxes                                              101         83
                                                      ---------   ---------
   Total                                                 1,592      1,500
                                                      ---------   ---------
Operating Income                                           184        220
                                                      ---------   ---------
Other Income and (Deductions)
 Interest income                                            44         26
 Regulatory interest                                        (8)        (3)
 Allowance for equity funds used
    during construction                                      5          3
 Taxes on non-operating income                             (13)       (22)
 Other - net                                                (4)        23
                                                       --------   ---------
   Total                                                    24         27
                                                       --------   ---------
Income Before Interest Charges                             208        247
                                                       --------   ---------
Interest Charges
 Long-term debt                                             61         63
 Allowance for borrowed funds used
    during construction                                     (1)        (1)
 Other                                                      36         21
                                                       --------   ---------
   Total                                                    96         83
                                                       --------   ---------
Net Income                                                 112        164
Preferred Dividend Requirements                              5          5
                                                       --------   ---------
Earnings Applicable to Common Shares                    $  107     $  159
                                                       ========   =========
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions



                                                             Balance at
                                                      -------------------------
                                                      September 30,  December 31,
                                                        2000             1999
                                                      --------         --------
ASSETS
Utility plant - at original cost                       $4,679           $4,483
Accumulated depreciation and decommissioning           (2,492)          (2,326)
                                                       -------          -------
         Utility plant - net                            2,187            2,157
                                                       -------          -------
Nuclear decommissioning trusts                            578              551
                                                       -------          -------
Current assets
  Cash and cash equivalents                               210              337
  Accounts receivable                                     309              192
  Due from affiliates                                     279              152
  Income taxes receivable                                   3               87
  Inventories                                              62               61
  Other                                                     9                5
                                                       -------          -------
         Total current assets                             872              834
                                                       -------          -------
Other Assets
  Loan to parent                                           --              422
  Deferred taxes recoverable in rates                      90              114
  Regulatory assets                                       696              233
  Deferred charges and other assets                        54               55
                                                       -------          -------
        Total other assets                                840              824
                                                       -------          -------
         Total                                         $4,477           $4,366
                                                       =======          =======






See notes to Consolidated Financial Statements.




SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions



                                                             Balance at
                                                      -------------------------
                                                      September 30,  December 31,
                                                        2000             1999
                                                       -------          -------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                         $  857           $  857
  Retained earnings                                       167              460
  Accumulated other comprehensive income                   (1)              (3)
                                                       -------          -------
    Total common equity                                 1,023            1,314

  Preferred stock not subject to mandatory redemption      79               79
  Preferred stock subject to mandatory redemption          25               25
  Long-term debt                                        1,361            1,418
                                                       -------          -------
         Total capitalization                           2,488            2,836
                                                       -------          -------
Current liabilities
  Current portion of long-term debt                        66               66
  Accounts payable                                        256              155
  Deferred income taxes                                    95              106
  Regulatory balancing accounts - net                     281              192
  Customer refunds payable                                254               --
  Other                                                   174              161
                                                       -------          -------
         Total current liabilities                      1,126              680
                                                       -------          -------
Deferred Credits and other liabilities
  Customer advances for construction                       43               44
  Deferred income taxes                                   353              327
  Deferred investment tax credits                          48               51
  Deferred credits and other liabilities                  419              428
                                                       -------          -------
Total deferred credits and other liabilities              863              850
                                                       -------          -------
Commitments and contingent liabilities (Note 2)
Total                                                  $4,477           $4,366
                                                       =======          =======





See notes to Consolidated Financial Statements.
</table


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                            Nine Months Ended
                                                               September 30,
                                                           ------------------
                                                            2000        1999
                                                           ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $ 112       $ 164
   Adjustments to reconcile net income
     to net cash provided by operating activities
      Depreciation and decommissioning                       157         510
      Customer refunds paid                                 (378)         --
      Application of plant sale proceeds to stranded costs    --        (295)
      Application of balancing accounts to stranded costs     --         (66)
      Deferred income taxes and investment tax credits        35        (201)
      Non-cash rate reduction bond expense (revenue)          16         (50)
      Other - net                                              4          57
      Net change in other working capital components         272         232
                                                           ------      ------
       Net cash provided by operating activities             218         351
                                                           ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                   (207)       (165)
     Loans repaid by (paid to) parent                        304        (393)
     Proceeds from sale of generating plants - net            --         466
     Contributions to decommissioning funds                   (4)        (13)
     Other - net                                              24         (12)
                                                           ------      ------
       Net cash (used) provided by investing activities      117        (117)
                                                           ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                         (405)       (105)
     Issuance of long-term debt                               12          16
     Payment on long-term debt                               (69)       (130)
                                                           ------      ------
       Net cash used by financing activities                (462)       (219)
                                                           ------      ------
Increase (decrease) in cash and temporary investments       (127)         15
Cash and cash equivalents, January 1                         337         284
                                                           ------      ------
Cash and cash equivalents, September 30                    $ 210       $ 299
                                                           ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest payments, net of amounts capitalized         $  94       $  85
                                                           ======      ======
     Income tax payments (refunds) - net                   $  (8)      $ 266
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

California's investor-owned utilities (IOUs) are obligated to sell their power supply, including owned generation and purchased-power contracts, to the PX. The IOUs may purchase from the PX or any other
"qualified exchange" the power that they distribute or may utilize any of the available tools (i.e., block forward market and bilateral contracts as described below) to make these purchases. A "qualified exchange" is defined as one that provides continuous trading in either a bid/ask or second price auction type market, equal nondiscriminatory access and a mechanism for timely, anonymous price transparency. An Independent System Operator (ISO) schedules power transactions and access to the transmission system.

The local utility continues to provide distribution service regardless of the source from which the customer chooses to purchase electricity. Purchases by SDG&E from the PX/ISO are included in electric fuel and net purchased power expenses, and revenues from sales to the PX/ISO have been netted therein on the Statements of Consolidated Income. Revenues from the PX/ISO reflect sales to the PX/ISO at market prices of energy from SDG&E's power plants and from its long-term purchased-power contracts.

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

SDG&E's stranded costs included the cost of SONGS as of December 31, 1995. SDG&E retains its 20-percent ownership interest in SONGS. SONGS costs subsequent to December 31, 1995, are recoverable only from the sales to the PX of power produced from SONGS, at rates previously fixed by the CPUC through December 31, 2003 and at market rates thereafter. Subsequent to December 31, 2003, any benefits associated with the operation of SONGS would be shared equally with customers.
These benefits may be defined as one of the following: profits from continued operations (shareholders would bear any losses), any gain on plant sale, a third party appraisal or some other valuation approach. SDG&E must notify the CPUC no later than July 1, 2002 as to its preferred valuation approach. SDG&E's request for CPUC approval to auction its interest in SONGS has been withdrawn, with the CPUC reserving the right to approve any future ratemaking or divestiture request.

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

The sizes of the rate-reduction bond issuances were set so as to make the IOUs neutral as to the 10-percent rate reduction, and were based on a four-year period to recover stranded costs. Because SDG&E recovered its stranded costs in only 18 months (due to the greater-than-anticipated plant-sale proceeds), the bond sale proceeds were greater than needed. Accordingly, during the third quarter of 2000
SDG&E returned to its customers, via a combination of cash refunds and billing credits, $388 million of surplus bond proceeds in accordance with a June 8, 2000 CPUC decision.

AB 1890 also included a rate freeze for all IOU customers. The rate freeze was to have stayed in place until January 1, 2002. However, in connection with completion of its stranded cost recovery, SDG&E filed with the CPUC and received approval to reduce base rates (the non-commodity portion of rates) to all electric customers, effective July
1, 1999. The portion of the electric rate representing the commodity cost was to be passed through to customers with no markup and would fluctuate with the price of electricity from the ISO/PX.

Recent Developments Concerning Commodity Prices

Recently, a number of factors, including recent supply/demand conditions, resulted in abnormally high commodity prices, which caused SDG&E's monthly customer bills to be substantially higher than normal. Responses to these high rates have resulted in a temporary ceiling on the commodity portion of electric rates, as described below.

On June 28, 2000 the ISO Board of Governors approved the reduction of the wholesale price cap for electricity in California from $750 per megawatt hour (MWh) to $500 per MWh. Subsequently, on August 1, 2000, it approved an additional reduction of the price cap from $500 per MWh to $250 per MWh. On November 1, 2000 the FERC reported its findings from its formal investigation of the electric rates and structure of the ISO/PX, as well as of market-based sellers in the California market. The investigation found no specific abuse of market power by individual generators and determined that constraints within the market structure, such as hedging restrictions imposed by the CPUC, and a long-term shortage of power in the state resulted in the high electric commodity prices. Federal regulators proposed several remedies to fix California's flawed market, but stated that past profits from generators and traders could not be ordered refunded to customers. The FERC did state that the high short-term energy rates during the summer of 2000 were "unjust and unreasonable" and left the door open to future customer refunds should specific instances of market abuses be uncovered. The report proposes a temporary modification (for the next two years) of how prices are set in the PX, so that bids higher than $150 per MWh cannot set the market clearing price paid to all participants. Companies can receive prices higher than the $150 per MWh "soft cap," but only if they can demonstrate they are justified and fulfill extensive reporting requirements. In addition, the FERC proposes to allow the California
IOUs to buy and sell power outside the PX to afford the IOUs better deals, to replace the ISO/PX stakeholder governing boards with independent boards, and to require market buyers to schedule 95 percent of their transactions in the day-ahead markets to reduce the over-reliance on the real-time market to meet supply. The FERC ordered that the $250 per MWh ISO/PX price cap, as described above, will remain in place until the new FERC pricing mechanism is finalized. The FERC proposal will be open to industry and public comment before implementation. A final order is expected by the end of 2000.

On August 3, 2000 the CPUC approved a proposal by SDG&E to accelerate the refund to its electric customers of $100 million of certain balancing account overcollections to partially offset the high monthly bills. This refund is in addition to the $388 million of surplus bond proceeds (see above) returned to residential and small commercial customers.

Also on August 3, 2000 the CPUC granted SDG&E expanded authority to participate in the PX's block forward market which allows SDG&E to utilize futures contracts to hedge electricity prices and purchase electricity for extended periods at fixed prices. In addition, it ordered SDG&E not to disconnect the service of any customers who do not pay their high bills through October 31, 2000. SDG&E recently requested the CPUC to extend this policy through December 31, 2000 for customer classes covered by AB 265 (see below). The CPUC also directed SDG&E to expand its level pay plan to all customers who request it. This allows a customer to level out payments over a year.

Subsequently, in September 2000 the California governor signed two bills (AB 265 and AB 970) passed by the California Legislature with respect to electricity pricing and power plant construction. AB 265 contains a commodity rate ceiling and stabilization plan that imposes a ceiling on the commodity rate for electricity that SDG&E can pass on to residential and small business customers on a current basis. The ceiling is retroactive to June 1, 2000, extends through December 31, 2002, and may be extended through December 31, 2003 if the CPUC determines that it is in the public interest. AB 265 also requires the CPUC to initiate a proceeding to assess alternatives for recovering undercollections (the cost of electricity purchased by SDG&E that cannot be passed on to customers on a current basis) resulting from the commodity rate ceiling. The legislation provides for the recovery of such undercollections (in excess of net revenues associated with sales of energy from utility-owned or managed generation assets) resulting from the reasonable and prudent costs of procuring the commodity. It also directs the CPUC to examine the prudence and reasonableness of SDG&E's procurement of wholesale energy on behalf of its customers. In October 2000, the CPUC commenced a thorough review of SDG&E's energy procurement practices for the period July 1999 through August 2000. A decision is expected in the third quarter of 2001. AB 970 speeds up the licensing and review of new power plants to increase supply and meet growing demand. The bill also encourages energy conservation, establishing new programs to reduce demand.

To implement AB 265, on September 7, 2000, the CPUC unanimously approved a cap on electric rates. The ceiling on the electricity commodity portion of customers' bills is set at 6.5 cents/kWh. This is a "floating cap" that can float downward as prices decrease, but cannot exceed actual commodity costs without the permission of the CPUC. An interest-bearing balancing account would be established to record related undercollections resulting from the commodity rate ceiling with undercollected amounts to be recovered in a manner (not specified in the decision) intended to make SDG&E whole for the reasonable and prudent costs of procuring the electric commodity.
This balancing account is classified as a regulatory asset on the Consolidated Balance Sheets due to its long-term nature. The undercollection is $254 million at September 30, 2000, is estimated to amount to $375 million by December 31, 2000, and grow to $550 million and $750 million at December 31, 2001 and 2002, respectively, based on NYMEX Palo Verde futures prices. If the CPUC later adopts the option granted it by the legislation to extend the ceiling for an additional year, the balance at December 31, 2003 is estimated to be $950 million. These amounts are higher than those recently discussed by the Company due to balancing-account treatment of contracts with Qualified Facilities and changes in NYMEX Palo Verde futures prices.
These amounts could increase or decrease significantly due to variations between the forward prices used in the estimation process and the actual costs incurred, and could decrease to the extent that regulators permit overcollections in other balancing accounts to be applied against this undercollection and/or take actions to correct the California market, such as by adopting the $150 per MWh "soft cap" recently proposed by the FERC. In October 2000 SDG&E requested that the CPUC freeze the commodity rate at 6.5 cents/kWh instead of capping the rate at that amount. Under a rate freeze, in those months when the electric commodity cost is less than 6.5 cents/kWh, SDG&E would be able to collect more revenue than its current cost of electricity to offset the undercollection incurred when wholesale power prices are above that rate.

Customers covered under the commodity rate ceiling plan include residential, small-commercial and lighting customers, as well as general acute-care hospitals, K-12 public and private schools and other small usage customers. Based on 6.5 cents/kWh, the average customer's electric bill is expected to be $53 a month for residential customers and $220 a month for small-commercial customers. Because the legislation is retroactive to June 1, 2000, customers will receive credits on their bills for the amounts paid in excess of the 6.5-cents cap from June through August of 2000. During the summer of 2000, the average electric commodity cost was 13.95 cents/kWh (compared to 4.34 cents/kWh the prior summer). The legislation also charges the CPUC with setting up a voluntary program for large-commercial, agricultural and industrial customers that would allow such customers the option of the 6.5-cents cap during the year with a true-up at year end. The CPUC is in the initial stages of designing a program to implement this part of the legislation.

On September 21, 2000, the CPUC granted SDG&E authority to purchase up to 1,900 megawatts of power through bilateral contracts. These contracts are transactions between SDG&E and a third-party power supplier (other than the PX) that require the third party to provide a specific amount of power at a specific future time and price.
Subsequent to September 30, 2000, SDG&E began signing multi-year contracts for fixed-price power. The current intention is not to contract for a large portion of its requirements.

A third bill (AB 1165) addressed utility revenue shortfalls from the commodity rate ceiling by allocating $150 million of state funds to provide most customers with rate relief from the high cost of wholesale energy incurred during the commodity rate ceiling period.
The bill was vetoed by the California governor on September 29, 2000.

The FERC continues to investigate the electric bulk power markets and California's attorney general is investigating whether there has been market manipulation. Ongoing investigations are also in process by the CPUC and the U.S. Attorney General's office. Various proposals have included application of any refunds from power suppliers, arising from such investigations, to help defray any billings deferred as a result of adoption of the commodity price ceiling. The
California Joint Legislative Audit Committee recently approved an audit of the PX/ISO.

AB 265 and related CPUC decisions to respond to the high electricity rates will adversely affect the timing of revenue collections by SDG&E and related cash flows. However, the legislation and related decisions affirm SDG&E's right to recover all of its prudently incurred costs of purchasing electricity for its customers. As noted above, a decision is expected in the third quarter of 2001 on the CPUC's review of SDG&E's recent energy procurement practices. During the third quarter of 2000, SDG&E recorded an aftertax charge of $30 million related to the recent legislative and regulatory actions associated with power acquisition costs. However, SDG&E will vigorously oppose, through regulatory proceedings and otherwise, any proposal that does not assure the ultimate collectibility of its full costs of providing electric service.

California regulatory uncertainties have led Moody's Investors
Service to change its rating outlook on SDG&E's securities from positive to negative. Moody's also changed the rating outlook on Sempra Energy's securities from stable to negative. Fitch IBCA, another major credit rating agency, also lowered its outlook on SDG&E's securities from stable to negative due to the uncertainty over the recovery of high wholesale energy prices not included in customer bills. Another major credit rating agency, Standard &
Poor's, did not change the Company's rating outlook and believes the Company's long-term prognosis to be stable. Although some of the rating outlooks have changed, the Company's actual credit ratings have not. As of November 7, 2000, the Company's credit ratings are as follows:

                              S&P        Moody's       Fitch IBCA
                            -------------------------------------
Sempra Energy
  Unsecured debt                A            A2              A
  Commercial paper            A-1           P-1            D-1

SDG&E
  Secured debt                 AA-          Aa3             AA
  Unsecured debt                A+           A1             AA-
  Preferred stock               A+           a1              A+
  Commercial paper             A1+           P1             D1+

The ratings and outlook can affect the Company's ability to finance other projects and can increase its incremental costs of borrowing.

Other

On December 20, 1999, the Federal Energy Regulatory Commission (FERC) issued "Order 2000". As described in the Company's 1999 Annual
Report, the rule discusses the formation of Regional Transmission
Organizations (RTO), grid management, transmission pricing reform and related matters. The identification of RTO regions and formation of the RTOs are subject to a collaborative process. The impact of Order
2000 on SDG&E depends on the results of this process and other implementation issues.

On March 31, 2000, the ISO filed with the FERC a transmission access charge (TAC) which separates the transmission systems in California into two groups (high and low voltage) as the basis for allocating the costs of maintaining the transmission systems among the various transmission owners. SDG&E opposed the TAC and filed a protest with the FERC in April 2000. In June 2000, the FERC approved the TAC subject to refund and settlement agreement. Settlement efforts among all parties are ongoing. Resolution is not expected before 2001. The
TAC will go into effect in January 2001. The estimated impact on SDG&E is to increase transmission costs by $1 million annually. In addition, once the TAC is in effect, Internal Revenue Service (IRS) regulations may require SDG&E to refinance the industrial development bonds that support its transmission facilities, the principal amount of which totals $168 million. If this occurs, SDG&E's estimated annual pretax cost of replacing the bonds with debt, the interest on which is taxable to the holders, would be $4 million, most of which would be recovered in rates. SDG&E recently submitted a request for a private letter ruling from the IRS. In addition, pending federal legislation related to municipalities seeking to preserve tax-exempt status could resolve this issue.

Thus far, the CPUC's electric-industry restructuring has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. During 2000, the CPUC will consider whether any changes should be made in electric distribution regulation. A CPUC staff report on this issue was submitted to the CPUC in July 2000, with dissenting opinions recommending against changing electric distribution regulation at this time due to the current state of electric-industry restructuring.

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

In July 1999, after hearings, the CPUC issued a decision stating which natural gas regulatory changes it found most promising, encouraging parties to submit settlements addressing those changes, and providing for further hearings if necessary.

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

Between late 1999 and April 2000, several conflicting settlement proposals were filed by various groups of parties that addressed the changes the CPUC found promising in July 1999. Hearings were held in May and June of 2000, and a CPUC decision is expected in 2001. The principal issues in dispute include the recovery of the utilities' costs to implement whatever regulatory changes are adopted.
Additional proposals include improving the access of energy service providers to sell natural gas supply to core customers of SoCalGas and SDG&E.

Consistent with Sempra Energy's corporate policies favoring the unbundling of commodity and nonessential services, SDG&E and its affiliate, Southern California Gas Company (SoCalGas), are supporting changes that they believe will provide greater customer choice in utility services and greater access to gas supply service from energy service providers in the core market.

NUCLEAR INSURANCE

SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory
Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $36 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event these coverages are insufficient, the Price-
Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks.
Coverage is provided through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $5 million.



3. COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended September 30, 2000 and 1999 was $17 million and $61 million, respectively.
Comprehensive income for the nine-month periods ended September 30, 2000 and 1999 was $114 million and $164 million, respectively. For the 2000 periods, the following is a reconciliation of net income to comprehensive income.

                                 Three-month           Nine-month
                                period ended          period ended
(Dollars in millions)         September 30, 2000   September 30, 2000
--------------------------------------------------------------------

Net income                            $   17               $  112

Minimum pension liability adjustments     --                    2
                                    --------------------------------
   Comprehensive income               $   17               $  114
--------------------------------------------------------------------

For the 1999 periods, comprehensive income was equal to net income.


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

These statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political and regulatory conditions and developments; technological developments; capital market conditions;
inflation rates; interest rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions;
legislative activities; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery;
the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

Recent events in electric industry restructuring, in particular the commodity rate ceiling and resulting undercollections, will reduce
SDG&E's liquidity in 2000 and in the next two or three years. Working capital requirements can be met through the issuance of short-term and long-term debt. Cash and cash equivalents at September 30, 2000 are available for investment in utility plant, the retirement of debt and other corporate purposes. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2000, the decrease in cash flows from operations compared to the corresponding period in 1999 is primarily due to SDG&E's refund to customers of surplus rate reduction bond proceeds (see Note 2 of the notes to Consolidated
Financial Statements) and a decrease in overcollections on regulatory balancing accounts. These factors are partially offset by increased accounts payable due to an increase in volumes and prices for electricity and lower income tax payments as a result of income tax refunds.

The $100 million accelerated refund to customers of certain balancing account overcollections, as discussed in Note 2 of the notes to consolidated financial statements, has been returned to customers as a credit on their bills.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $300 million for the full year 2000 and are being financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine-month period ended September 30, 2000, the increase in cash flows used in financing activities compared to the corresponding period in 1999 is primarily due to an increase in dividends paid to Sempra Energy. In May 2000, SDG&E redeemed its 9-5/8 percent First
Mortgage Bonds due in 2020 at a cost of $104.04 per bond, or $10 million including accrued interest. In addition, during the nine months ended September 30, 2000, payments on rate reduction bonds and nuclear fuel capital leases were $48 million and $11 million, respectively.

RESULTS OF OPERATIONS

Earnings applicable to common shares decreased 75 percent and 33 percent for the three-month and nine-month periods ended September
30, 2000, respectively, compared to the same periods in 1999, primarily due to a $30 million aftertax charge for a potential regulatory disallowance related to the acquisition to date of wholesale power in the deregulated California market (see Note 2 of the notes to Consolidated Financial Statements). Also contributing to the decrease in net income were decreased rate base and authorized rate of return on equity and (for the nine-month periods) increased interest expense on customer refunds. In addition, with the elimination of the Gas
Fixed Cost Adjustment balancing account at the end of 1999, SDG&E's net income now fluctuates with changes in natural gas demand, due to seasonal and other factors. During the three-month period ended September 30, 2000, this resulted in a $10 million decrease in net income. The effect on the nine-month period ended September 30, 2000, was negligible because earlier timing differences reversed during the three-month period ended September
30, 2000.

The tables below summarize electric and natural gas volumes and revenues by customer class for the nine-month periods ended September
30, 2000 and 1999.


San Diego Gas & Electric
Electric Distribution and Transmission
For the nine-month periods ended September 30
(Volumes in millions of Kwhrs, dollars in millions)
                                   2000              1999
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 4,778   $ 654      4,753   $ 491
  Commercial                  4,740     643      4,733     446
  Industrial                  1,822     206      1,523     116
  Direct access               2,579      82      2,304      88
  Street and highway lighting    51       5         57       5
  Off-system sales              561      20        290       7
                        ------------------------------------------
                             14,531   1,610     13,660   1,153
  Balancing and other                  (143)               290
                        ------------------------------------------
  Total                      14,531  $1,467     13,660  $1,443
                        ------------------------------------------

San Diego Gas & Electric
Gas Sales, Transportation and Exchange
For the nine-month periods ended September 30
(Volumes in billion cubic feet, dollars in millions)



                                Gas Sales     Transportation & Exchange        Total
                      --------------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                      --------------------------------------------------------------------
2000:
 Residential                      25     $ 191        --     $ --            25    $ 191
 Commercial and industrial        16        94        16        9            32      106
 Utility electric generation      --        --        42       14            42       14
                            --------------------------------------------------------------
                                  41     $ 285        58     $ 23            99      311
 Balancing accounts and other                                                         (2)
                                                                                 --------
   Total                                                                           $ 309
-------------------------------------------------------------------------------------------

1999:
 Residential                      30     $ 210        --     $ --            30    $ 210
 Commercial and industrial        19        82        13       11            32       93
 Utility electric generation      18         7*       15        4            33       11
                            -------------------------------------------------------------
                                  67     $ 299        28     $ 15            95      314
 Balancing accounts and other                                                        (37)
                                                                                 ---------
   Total                                                                           $ 277
-------------------------------------------------------------------------------------------

* margin only for the months prior to the sale of the fossil-fuel plants.

Electric revenues increased two percent for the nine-month period ended September 30, 2000 compared to the same period in 1999. The fluctuation is primarily due to the charge for a potential regulatory disallowance related to the acquisition to date of wholesale power in the deregulated California market and the decrease in base electric rates (the non-commodity portion) from the completion of stranded cost recovery (described in Note 2 of the notes to Consolidated Financial Statements), partially offset by the effect of higher pass-through electric commodity costs.

Natural gas revenues increased 12 percent for the nine-month period ended September 30, 2000, compared to the corresponding period in 1999, primarily due to increased natural gas prices.

Electric fuel and net purchased power expense increased 115 percent for the nine-month period ended September 30, 2000 compared to the corresponding period in 1999. The increase was primarily due to the higher price of electricity from the PX reflecting the recent supply/demand conditions described in Note 2 of the notes to Consolidated Financial Statements. Under the current regulatory framework, changes in on-system prices normally do not affect net income, as explained in the 1999 Annual Report. However, the recent supply/demand conditions referred to above resulted in a $50 million pretax charge to income in September 2000.

Natural gas purchased for resale for the nine-month period ended September 30, 2000 increased 29 percent from the corresponding period in 1999. The increase was primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 1999 Annual Report, current or future customer rates normally recover the actual cost of natural gas.

Depreciation and decommissioning expense decreased 69 percent for the nine-month period ended September 30, 2000, compared to the corresponding period in 1999, due to the 1999 sale of the power plants and combustion turbines.

Operating income decreased 16 percent for the nine-month period ended September 30, 2000 compared to the corresponding period in 1999. The decrease is primarily due to the charge for a potential regulatory disallowance related to the acquisition to date of wholesale power in the deregulated California market.

FACTORS INFLUENCING FUTURE PERFORMANCE

As discussed in more detail in Note 2 of the notes to Consolidated Financial Statements, a number of factors, including recent supply/demand conditions, have resulted in abnormally high electric commodity prices. This has caused SDG&E's monthly customer bills to be substantially higher than normal. Responses to these high rates have resulted in a temporary ceiling on electric rates, as described briefly below and in more detail in the Note.

In September 2000 the California governor signed two bills (AB 265 and AB 970) passed by the California Legislature with respect to electricity pricing and power plant construction. AB 265 contains a commodity rate ceiling and stabilization plan that imposes a ceiling on the commodity rate for electricity that SDG&E can pass on to residential and small business customers on a current basis. The ceiling is retroactive to June 1, 2000, extends through December 31, 2002, and may be extended through December 31, 2003 if the CPUC determines that it is in the public interest. AB 265 also requires the CPUC to initiate a proceeding to assess alternatives for recovering undercollections (the cost of electricity purchased by SDG&E that cannot be passed on to customers on a current basis) resulting from the commodity rate ceiling. The legislation provides for the recovery of such undercollections (in excess of net revenues associated with sales of energy from utility-owned or managed generation assets) resulting from the reasonable and prudent costs of procuring the commodity. It also directs the CPUC to examine the prudence and reasonableness of SDG&E's procurement of wholesale energy on behalf of its customers. In October 2000, the CPUC commenced a thorough review of SDG&E's energy procurement practices for the period July 1999 through August 2000. A decision is expected in the third quarter of 2001. AB 970 speeds up the licensing and review of new power plants to increase supply and meet growing demand. The bill also encourages energy conservation, establishing new programs to reduce demand.

To implement AB 265, on September 7, 2000, the CPUC unanimously approved a cap on electric rates. The ceiling on the electricity commodity portion of customers' bills is set at 6.5 cents/kWh. This is a "floating cap" that can float downward as prices decrease, but cannot exceed actual commodity costs without the permission of the CPUC. An interest-bearing balancing account would be established to record related undercollections resulting from the commodity rate ceiling with undercollected amounts to be recovered in a manner (not specified in the decision) intended to make SDG&E whole for the reasonable and prudent costs of procuring the electric commodity. This balancing account is classified as a regulatory asset on the Consolidated Balance Sheets due to its long-term nature. The undercollection is $254 million at September 30, 2000, is estimated to amount to $375 million by December 31, 2000, and grow to $550 million and $750 million at December 31, 2001 and 2002, respectively, based on NYMEX Palo Verde futures prices. If the CPUC later adopts the option granted it by the legislation to extend the ceiling for an additional year, the balance at December 31, 2003 is estimated to be $950 million. These amounts are higher than those recently discussed by the Company due to balancing-account treatment of contracts with Qualified Facilities and changes in NYMEX Palo Verde futures prices. These amounts could increase or decrease significantly due to variations between the forward prices used in the estimation process and the actual costs incurred, and could decrease to the extent that regulators permit overcollections in other balancing accounts to be applied against this undercollection and/or take actions to correct the California market, such as by adopting the $150 per MWh "soft cap" recently proposed by the FERC. In October 2000 SDG&E requested that the CPUC freeze the commodity rate at 6.5 cents/kWh instead of capping the rate at that amount. Under a rate freeze, in those months when the electric commodity cost is less than 6.5 cents/kWh, SDG&E would be able to collect more revenue than its current cost of electricity to offset the undercollection incurred when wholesale power prices are above that rate.

California regulatory uncertainties have led Moody's Investors Service to change its rating outlook on SDG&E's securities from positive to negative. Moody's also changed the rating outlook on Sempra Energy's securities from stable to negative. Fitch IBCA, another major credit rating agency, also lowered its outlook on SDG&E's securities from stable to negative due to the uncertainty over the recovery of high wholesale energy prices not included in customer bills. Another major credit rating agency, Standard & Poor's, did not change the Company's rating outlook and believes the Company's long-term prognosis to be stable. Although some of the rating outlooks have changed, the Company's actual credit ratings have not. The Company's actual credit ratings are detailed in Note 2 of the notes to Consolidated Financial Statements.

Performance of the Company in the near future will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in this section and in the notes to Consolidated Financial Statements.

Industry Restructuring

See discussion of industry restructuring in Note 2 of the notes to Consolidated Financial Statements.

Electric-Generation Assets and Electric Rates

Note 2 of the notes to Consolidated Financial Statements describes regulatory and legislative actions that affect SDG&E's electric rates.

Performance-Based Regulation (PBR)

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for the California utilities (SoCalGas and SDG&E). Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure. The utility's PBR mechanism is scheduled to be updated at December 31, 2002, to reflect, among other things, changes in costs and volumes.

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

In December 1999, the Securities Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 101 - Revenue Recognition. SABs are not rules issued by the SEC. Rather, they represent interpretations and practices followed by the SEC's staff in administering the disclosure requirements of the federal securities laws. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements; it does not change the existing rules on revenue recognition. SAB 101 sets forth the basic criteria that must be met before revenue should be recorded. Implementation of SAB 101 is required by the fourth quarter of 2000 and will have no effect on the company's Consolidated Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report on Form 10-K for 1999.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, neither the Company nor its subsidiary are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 5.  OTHER INFORMATION

In August 2000 the Company announced that E.A. Guiles was appointed to the position of group president of the regulated business units of Sempra Energy, which was left vacant by the retirement of Warren
Mitchell. Guiles has also been named chairman of SDG&E and of SoCalGas and continues as president of SoCalGas and its Energy
Distribution Services business unit.

In September 2000 Sempra Energy announced the appointment of Stephen
L. Baum as chairman. He succeeds former chairman Richard D. Farman, who has retired. Baum continues as president and chief executive officer of Sempra Energy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      Exhibit 27 - Financial Data Schedules

      27.1 Financial Data Schedule for the nine-month period ended September 30, 2000.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after June 30, 2000.


                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)



Date: November 13, 2000            By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President