Form 10-Q
period 2001-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 2001-05-04
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2001
                              -------------------------------------

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




ITEM 1.  FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                      Three months ended
                                                           March 31,
                                                       -----------------
                                                          2001     2000
                                                       --------   ------
Operating Revenues
  Electric                                              $   804   $  349
  Natural gas                                               338      122
                                                         ------   ------
   Total operating revenues                               1,142      471
                                                         ------   ------
Operating Expenses
  Electric fuel and net purchased power                     585      133
  Cost of natural gas distributed                           245       47
  Operation and maintenance                                 116       93
  Depreciation and amortization                              54       52
  Other taxes and franchise payments                         22       17
  Income taxes                                               47       47
                                                         ------   ------
   Total operating expenses                               1,069      389
                                                         ------   ------
Operating Income                                             73       82
                                                         ------   ------
Other Income and (Deductions)
  Allowance for equity funds used
    during construction                                       1        1
  Interest income                                             6       14
  Regulatory interest - net                                   5       (2)
  Taxes on non-operating income                              (4)      (6)
  Other - net                                                (2)      (1)
                                                         ------   ------
   Total                                                      6        6
                                                         ------   ------
Income Before Interest Charges                               79       88
                                                         ------   ------
Interest Charges
 Long-term debt                                              21       21
 Other                                                        5       13
 Allowance for borrowed funds
   used during construction                                  (1)       -
                                                         ------   ------
   Total                                                     25       34
                                                         ------   ------
Net Income                                                   54       54
Preferred Dividend Requirements                               2        2
                                                         ------   ------
Earnings Applicable to Common Shares                     $   52   $   52
                                                         ======   ======
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                       March 31,    December 31,
                                                          2001          2000
                                                      ----------    ------------
ASSETS
Utility plant - at original cost                         $4,809          $4,778
Accumulated depreciation and decommissioning             (2,516)         (2,502)
                                                         ------          ------
   Utility plant - net                                    2,293           2,276
                                                         ------          ------
Nuclear decommissioning trust                               540             543
                                                         ------          ------
Current assets
   Cash and cash equivalents                                555             256
   Accounts receivable - trade                              319             233
   Accounts receivable - other                               18              20
   Income taxes receivable                                   --             236
   Fixed price contracts and other derivatives               66              --
   Inventories                                               41              50
   Other                                                      7               8
                                                         ------          ------
     Total current assets                                 1,006             803
                                                         ------          ------
Other assets
   Deferred taxes recoverable in rates                      134             140
   Regulatory assets                                      1,162             925
   Fixed price contracts and other derivatives                7              --
   Deferred charges and other                                48              47
                                                         ------          ------
     Total other assets                                   1,351           1,112
                                                         ------          ------
     Total assets                                        $5,190          $4,734
                                                         ======          ======




See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                            Balance at
                                                     --------------------------
                                                      March 31,    December 31,
                                                         2001          2000
                                                     ----------    ------------

CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock                                         $  857         $   857
   Retained earnings                                       257             205
   Accumulated other comprehensive income (loss)            (3)             (3)
                                                        ------          ------
     Total common equity                                 1,111           1,059

   Preferred stock not subject to mandatory redemption      79              79
   Preferred stock subject to mandatory redemption          25              25
   Long-term debt                                        1,330           1,281
                                                        ------          ------
     Total capitalization                                2,545           2,444
                                                        ------          ------
Current liabilities
   Short-term debt                                         250              --
   Accounts payable                                        283             407
   Deferred income taxes                                   202             252
   Regulatory balancing accounts - net                     489             367
   Regulatory liabilities arising from fixed price
     contracts and other derivatives                        66              --
   Current portion of long-term debt                        66              66
   Other                                                   211             196
                                                        ------          ------
     Total current liabilities                           1,567           1,288
                                                        ------          ------
Deferred credits and other liabilities
   Customer advances for construction                       39              40
   Deferred income taxes                                   575             502
   Deferred investment tax credits                          47              48
   Regulatory liabilities arising from fixed price
     contracts and other derivatives                         7              --
   Deferred credits and other liabilities                  410             412
                                                        ------          ------
     Total deferred credits and other liabilities        1,078           1,002
                                                        ------          ------
Contingencies and commitments (Note 2)

     Total liabilities and shareholders' equity         $5,190          $4,734
                                                        ======          ======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2001        2000
                                                         ------      ------
Cash Flows from Operating Activities
Net income                                                $  54       $  54
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                             54          52
   Deferred income taxes and investment tax credits          28           9
   Non-cash rate reduction bond expense                      18           6
   Other - net                                             (256)        (10)
   Net change in other working capital components           156          70
                                                         ------      ------
       Net cash provided by operating activities             54         181
                                                         ------      ------
Cash Flows from Investing Activities
  Capital expenditures                                      (68)        (65)
  Loan repaid by affiliate                                   19         119
  Contributions to decommissioning funds				 (1)         (1)
  Other - net                                                (2)          3
                                                         ------      ------
       Net cash provided by (used in) investing
           activities                                       (52)         56
                                                         ------      ------
Cash Flows from Financing Activities
  Dividends paid                                             (2)       (202)
  Issuance of long-term debt                                 93           4
  Repayment of long-term debt                               (44)        (20)
  Increase in short-term debt                               250          --
                                                         ------      ------
       Net cash provided by (used in) financing
           activities                                       297        (218)
   ------      ------
Increase in cash and cash equivalents                       299          19
Cash and cash equivalents, January 1                        256         337
                                                         ------      ------
Cash and cash equivalents, March 31                      $  555      $  356
                                                         ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
   Income tax refunds - net                              $ (218)     $   --
                                                         ======      ======
   Interest payments, net of amounts capitalized         $   19      $   31
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

The Company's significant accounting policies are described in the notes to Consolidated Financial Statements in the Company's 2000
Annual Report. The same accounting policies are followed for interim reporting purposes.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Company's 2000 Annual Report.

As described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report, SDG&E accounts for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry significantly affected the Company's electric utility operations. The background of this issue is described in the company's 2000 Annual Report. Developments since January 1, 2001 are described herein.

In February 2001, the California Department of Water Resources (DWR) began to purchase power from the generators and marketers, who had previously sold their power to the California Power Exchange (PX) and Independent System Operator (ISO), and has entered into long-term contracts for the purchase of a portion of the power requirements of the state's population that is served by investor-owned utilities
(IOUs). SDG&E and the DWR recently entered into an agreement under which the DWR will continue to purchase power for SDG&E's customers until December 31, 2002, subject to either party's right to terminate the agreement on six-months' notice.

The DWR is now purchasing all the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. Therefore, future increases in SDG&E's undercollections from the March 31, 2001, balance of $747 million will result from these contracts and interest, offset by nuclear generation, the cost of which is below the rate cap. These increases are not expected to significantly affect SDG&E's or Sempra Energy's liquidity. During the three-month period ended March 31, 2001, the increase was significantly greater than expected in the future because nuclear generation was reduced due to a fire, and, more significantly, the DWR agreement was not in effect for the entire period.

On April 25, 2001, FERC adopted a proposal that, during Stage 1, 2 and 3 shortage situations, limits prices to all generators to the cost of the least-efficient plant whose generation is required at that time, and compels sales to California. Various observers have responded that this proposal will be ineffective since, among other things, it does not cover power brokers and marketers, and the resultant price will still be relatively high.

On April 12, 2001, California law AB 43X took effect, extending the temporary 6.5-cent rate cap to include SDG&E's large customers (the only customer class not previously covered by that cap) retroactive to February 7, 2001. This law is not expected to add to the undercollection since the purchases for these customers will be covered by the agreement between SDG&E and the DWR.

The CPUC has not yet acted on SDG&E's request for a temporary 2.3 cents/kWh electric-rate surcharge beginning March 1, 2001. No action is anticipated until the CPUC completes its examination of the prudence and reasonableness of SDG&E's procurement of wholesale energy on behalf of its customers for the period July 1999 through August 2000, in accordance with AB 265. A decision is expected before the fourth quarter of 2001.

The State of California is considering the purchase of the IOUs' transmission assets and the sale of revenue bonds to fund that purchase, its past purchases of power for the IOUs' customers and/or future purchases of power for the IOUs' customers. In April 2001, Southern California Edison (Edison) and the State of California announced a Memorandum of Understanding for the state to purchase Edison's transmission facilities, reportedly in an attempt to avert a bankruptcy similar to that filed by Pacific Gas & Electric earlier that month.

Although SDG&E has no compelling financial need to sell its transmission assets, it is currently in discussions with the State concerning an agreement similar to Edison's, as a positive step toward restructuring California's energy market.

California regulatory uncertainties have led Moody's Investors Service (Moody's) to change its rating outlook on SDG&E's securities from "positive" to "negative." Moody's also changed the rating outlook on Sempra Energy's securities from "stable" to "negative." Fitch IBCA, another major credit rating agency, also lowered its outlook on SDG&E's securities from "stable" to "negative" due to the uncertainty over the recovery of high wholesale energy prices not included in customer bills. Another major credit rating agency, Standard & Poor's (S&P), did not change the Company's rating outlook. Although some of the rating outlooks have changed, the Company's actual credit ratings have not. As of April 30, 2001, the credit ratings of Sempra Energy and SDG&E are as follows:

                              S&P        Moody's       Fitch IBCA
                            -------------------------------------
Sempra Energy
  Unsecured debt                 A            A2              A
  Commercial paper             A-1            --             --
  Trust preferred securities  BBB+            a3             A-

SDG&E
  Secured debt                 AA-          Aa3             AA
  Unsecured debt                A+           A1             AA-
  Preferred stock                A           a1              A+
  Commercial paper             A1+           P1             F1+

The ratings and outlook can affect the Company's ability to obtain financing and can increase its incremental costs of borrowing. However, these ratings are significantly better than the state's other IOUs, and both SDG&E and Sempra Energy are current on all of their obligations.

Thus far, the California Public Utilities Commission's (CPUC) electric-industry restructuring has been confined to generation. Transmission and distribution have remained subject to traditional cost-of-service regulation. However, the CPUC is exploring the possibility of opening up electric distribution to competition. A CPUC staff report on this issue was submitted to the CPUC in July 2000, with dissenting opinions recommending against changing electric distribution regulation at this time due to the current state of electric-industry restructuring.

NATURAL GAS INDUSTRY RESTRUCTURING

The Company's 2000 annual report discusses various proposals and actions related to this topic. As discussed therein, no significant impacts on the Company are expected when the various issues are finalized, which is not expected to occur before late 2001.

NUCLEAR INSURANCE

SDG&E and the co-owners of the San Onofre Nuclear Generating Station (SONGS) have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $36 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks. Coverage is provided through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $3.4 million.

LITIGATION

A 2000 lawsuit, which seeks class-action certification, alleges that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to stop a pipeline project that would have brought new and less-expensive natural gas supplies into California. Management believes the allegations are without merit.

Except for the above, neither the Company nor its subsidiary is party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

3.  COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                                 Three-month
                                periods ended
                                  March 31,
                                --------------
(Dollars in millions)           2001    2000
----------------------------------------------
Net income                      $  54   $  54

Minimum pension liability
   adjustments                     --       2
                                --------------
   Comprehensive income         $  54   $  56
----------------------------------------------

4.  FINANCIAL INSTRUMENTS

Adoption of SFAS 133

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

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

Market Risk

The Company's policy is to use derivative financial instruments to manage its exposure to fluctuations in interest rates and energy prices. Transactions involving these financial instruments are with credit-worthy firms and major exchanges. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Energy Derivatives

SDG&E utilizes derivative financial instruments to reduce exposure to unfavorable changes in energy prices which are subject to significant and often volatile fluctuation. Derivative financial instruments are comprised of basis swaps, forwards, and long-term delivery contracts. These contracts allow SDG&E to predict with greater certainty the effective prices to be received and delivered to its customers.

Due to the regulatory environment in which SDG&E operates, regulatory assets and liabilities are established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, SDG&E does not apply hedge accounting to energy derivatives. However, such contracts continue to be effective in achieving the risk management objectives for which they were intended.

Swap Agreements

The Company periodically enters into interest-rate swap and cap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. At March 31, 2001, SDG&E had one interest-rate swap agreement: a floating-to-fixed-rate swap associated with $45 million of variable-rate bonds maturing in 2002. Although this financial instrument did not meet the hedge accounting criteria of SFAS 133, it continues to be effective in achieving the risk management objectives for which it was intended.

Accounting for Derivative Activities

At March 31, 2001, $66 million in current assets and $7 million in noncurrent assets were recorded in the Consolidated Balance Sheet as fixed priced contracts and other derivatives. Due to the regulatory environment in which SDG&E operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $66 million in current regulatory liabilities and $7 million in noncurrent regulatory liabilities were recorded in the Consolidated Balance Sheet as of March 31, 2001. In addition, at March 31, 2001, $2 million in current liabilities were recorded in the Consolidated Balance Sheet as other current liabilities and $2 million in other operating losses was recorded in the Consolidated Statement of Income as other income and deductions.

Fair Value

The fair value of the Company's derivative financial instruments (fixed-priced contracts and other derivatives) is not materially different from their carryings amounts. The fair values of fixed-priced contracts and other derivatives were estimated based on quoted market prices. Information regarding the fair value of the Company's non-derivative financial instruments is provided in Note 9 of the notes to Consolidated Financial Statements in the 2000 Annual Report on Form 10-K.

ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the Company's 2000 Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including statements regarding SDG&E's ability to finance undercollected costs on reasonable terms and retain its financial strength, estimates of future accumulated undercollected costs, and plans to obtain future financing. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may," "would" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions; actions by the CPUC, the California Legislature, the DWR, and the FERC; the financial condition of other investor-owned utilities; inflation rates and interest rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The effects of electric industry restructuring, as described in Note 2 of the notes to Consolidated Financial Statements, will continue to reduce SDG&E's liquidity in 2001 and, possibly, thereafter. Working capital requirements currently are expected to be met through the issuance of short-term and long-term debt.

Continued purchases by the DWR for resale to SDG&E's customers of substantially all of the electricity that would otherwise be purchased by SDG&E or dramatic decreases in wholesale electricity prices, favorable action by the CPUC on SDG&E's electric-rate-surcharge application discussed above and SDG&E's access to the capital markets are required to manage and finance SDG&E's cost undercollections and provide adequate liquidity.

During the first quarter of 2001, SDG&E remarketed $150 million of variable-rate debt and $25 million of variable-rate unsecured bonds as 7.0 percent and 6.75 percent fixed-interest-rate debt, respectively. All other terms remain the same and the interest rate may resume floating in the future at the Company's option.

Between January 24 and February 5, 2001, the Company drew down substantially all ($250 million) of its available credit facilities in order to enhance its liquidity in view of the current California electric industry situation.

Cash and cash equivalents at March 31, 2001 are available for investment in utility plant, the retirement of debt and other corporate purposes. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three-month period ended March 31, 2001, the decrease in cash flows from operations compared to the corresponding period in 2000 was primarily due to SDG&E's continuing undercollection of purchased-power costs, as described in Note 2 of the notes to Consolidated Financial Statements, the increase in trade accounts receivable due to higher natural gas commodity prices and colder weather, and the decrease in trade accounts payable due to less purchased electricity, because of the DWR purchases partially offset by an income tax refund received during the first quarter of 2001 (none received during the same period in 2000).

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $300 million for the full year 2001 and are being financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three-month period ended March 31, 2001, cash flows from financing activities increased from the corresponding period in 2000 due primarily to the drawdown of lines of credit in January and February of 2001.

RESULTS OF OPERATIONS

The Company's net income remained unchanged for the three-month period ended March 31, 2001, compared to the same period in 2000. Increased regulatory interest income on increased undercollected balances and decreased interest expense on rate reduction bond refunds that were paid to customers during the third quarter of 2000 were offset by decreased operating income which reflected increased operation and maintenance expense.






Seasonality

SDG&E's electric sales volume generally is higher in the summer due to air-conditioning demands. Both California utilities' natural gas sales volumes generally are higher in the winter due to heating demands, although that difference is lessening as the use of natural gas to fuel electric generation increases.

The tables below summarize electric and natural gas volumes and revenues by customer class for the three-month periods ended March 31, 2001 and 2000.

Electric Distribution and Transmission
(Volumes in millions of Kwhrs, dollars in millions)
                                   2001              2000
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 1,654    $ 225     1,680   $ 169
  Commercial                  1,506      255     1,427     120
  Industrial                    765      170       564      37
  Direct access                 587       19       879      28
  Street and highway lighting    22        3        19       2
  Off-system sales              470      102       104       3
                        ------------------------------------------
                              5,004      774     4,673     359
  Balancing and other                     30               (10)
                        ------------------------------------------
  Total                       5,004    $ 804     4,673  $  349
                        ------------------------------------------

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)



                                Gas Sales     Transportation & Exchange        Total
                      --------------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                      --------------------------------------------------------------------
2001:
 Residential                      14     $ 232        --     $ --            14    $ 232
 Commercial and industrial         6        95         5        7            11      102
 Electric generation plants       --        --        18        5            18        5
                            --------------------------------------------------------------
                                  20     $ 327        23     $ 12            43      339
 Balancing accounts and other                                                         (1)
                                                                                 --------
   Total                                                                           $ 338
-------------------------------------------------------------------------------------------
2000:
 Residential                      13     $  95        --     $ --            13    $  95
 Commercial and industrial         6        34        10        5            16       39
 Electric generation plants       --        --         5        2             5        2
                            --------------------------------------------------------------
                                  19     $ 129        15     $  7            34      136
 Balancing accounts and other                                                        (14)
                                                                                 --------
   Total                                                                           $ 122
-------------------------------------------------------------------------------------------



The increase in electric revenues was primarily due to the increase in the cost of electric commodity costs, which are passed on to customers without markup.

The increase in natural gas revenues was primarily due to higher natural gas prices and increased transportation for electric generation plants.

The increase in electric fuel and net purchased power expense was primarily due to the higher price of electricity as described in Note 2 of the notes to Consolidated Financial Statements. Under the current regulatory framework, changes in on-system prices normally do not affect net income, as explained in the 2000 Annual Report.

The increase in the cost of natural gas purchased for resale was primarily due to higher natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the 2000 Annual Report, current or future customer rates normally recover the actual cost of natural gas.

The increase in depreciation and decommissioning expense was due to normal additions to utility plant.


FACTORS INFLUENCING FUTURE PERFORMANCE

Note 2 of the notes to Consolidated Financial Statements describes events in the deregulation of California's electric utility industry and the effects thereof on SDG&E.

Performance of the Company in the near future will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in this section and in Note 2 of the notes to Consolidated Financial Statements.

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

In April 2001, SDG&E filed its 2000 PBR report with the CPUC. For 2000, SDG&E exceeded all six performance indicator benchmarks, resulting in a request for a total net reward of $11.7 million. In addition, SDG&E achieved an actual 2000 rate of return of 8.70 percent which is below the authorized 8.75 percent. This results in no sharing of earnings in 2000 under the PBR sharing mechanism (as described in the Company's 2000 Annual Report).

SDG&E's PBR mechanism is in effect through December 31, 2002, at which time the mechanism will be updated. That update is described in the Company's 2000 Annual Report.

Cost of Capital

Electric-industry restructuring has changed the method of calculating the utility's annual cost of capital. In June 1999, the CPUC adopted a 10.6 percent return on common equity and an 8.75 percent return on rate base for SDG&E's electric-distribution and natural gas businesses. These rates remain in effect for 2000 and 2001. SDG&E is required to file a 2002 cost of capital application by May 8, 2001. SDG&E is working on a petition to modify SDG&E's last cost of capital proceeding which requires the 2002 application, to seek a delay in the required filing due date due to the current uncertainty in California's electricity market. The electric-transmission cost of capital is determined under a separate FERC proceeding.

 NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of this new standard on January 1, 2001, did not have a material impact on the Company's earnings. For further information regarding the Company's implementation of SFAS 133, see Note 4 above.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report for 2000. As noted in that report, SDG&E may, at times, be exposed to limited market risk in its natural gas purchase, sale and storage activities as a result of activities under SDG&E's gas PBR. The risk is managed within the parameters of the Company's market-risk management and trading framework. However, to lessen the impact on customers from the recent unprecedented natural gas price volatility at the California border, during the first quarter of 2001, SDG&E began hedging a larger portion of its customer natural gas requirements than in the past. As of March 31, 2001, the VaR of the hedges was $7.5 million. This amount represents the 50-percent shareholder portion under the PBR mechanism and excludes the 50-percent portion subject to rate recovery. In addition, certain fixed price contracts that traditionally have not been considered derivatives, but now meet the derivative definition under SFAS 133 (see "New Accounting Standards" above), are excluded from the above-mentioned VaR amounts due to the offsetting regulatory asset or liability also recorded by the Company.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, neither the Company nor its subsidiary is party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.


(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after December 31, 2000:

Current Report on Form 8-K filed January 24, 2001 announced SDG&E's application to the CPUC for authority to implement an electric rate surcharge, which would increase the rates it may charge its electric customers.

Current Report on Form 8-K filed February 16, 2001 reported a discussion of recent developments affecting SDG&E contained in supplemental information distributed in connection with the remarketing from short term to long term of certain unsecured, variable-rate bonds.


                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)


Date: May 3, 2001                 By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President










1

6

1

16