Form 10-Q
period 2001-06-30
SAN DIEGO GAS & ELECTRIC CO
filed 2001-08-10
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2001
                              -------------------------------------

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



PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
                                                      Three Months Ended
                                                           June 30,
                                                      ------------------
                                                       2001        2000
                                                      ------      ------
Operating Revenues
  Electric                                             $  432     $  473
  Natural gas                                             192        101
                                                       ------     ------
   Total operating revenues                               624        574
                                                       ------     ------
Operating Expenses
  Electric fuel and net purchased power                   203        264
  Cost of natural gas distributed                         143         55
  Operation and maintenance                               116         79
  Depreciation and amortization                            48         52
  Other taxes and franchise payments                       24         19
  Income taxes                                             33         36
                                                       ------     ------
   Total operating expenses                               567        505
                                                       ------     ------
Operating Income                                           57         69
                                                       ------     ------
Other Income and (Deductions)
  Interest income                                           6         14
  Allowance for equity funds used
     during construction                                   --          2
  Regulatory interest - net                                 1         (2)
  Taxes on non-operating income                            (4)        (2)
  Other - net                                               1         (5)
                                                       ------     ------
   Total                                                    4          7
                                                       ------     ------
Income Before Interest Charges                             61         76
                                                       ------     ------
Interest Charges
  Long-term debt                                           22         23
  Other                                                     3         13
  Allowance for borrowed funds used
    during construction                                    (2)        (1)
                                                       ------     ------
   Total                                                   23         35
                                                       ------     ------
Net Income                                                 38         41
Preferred Dividend Requirements                             1          1
                                                       ------     ------
Earnings Applicable to Common Shares                   $   37     $   40
                                                       ======     ======
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
                                                      Six Months Ended
                                                           June 30,
                                                      ------------------
                                                       2001        2000
                                                      ------      ------
Operating Revenues
  Electric                                             $1,236     $  822
  Natural gas                                             530        223
                                                       ------     ------
   Total operating revenues                             1,766      1,045
                                                       ------     ------
Operating Expenses
  Electric fuel and net purchased power                   788        397
  Cost of natural gas distributed                         388        102
  Operation and maintenance                               232        172
  Depreciation and amortization                           102        104
  Other taxes and franchise payments                       46         36
  Income taxes                                             80         83
                                                       ------     ------
   Total operating expenses                             1,636        894
                                                       ------     ------
Operating Income                                          130        151
                                                       ------     ------
Other Income and (Deductions)
  Interest income                                          12         28
  Allowance for equity funds used
    during construction                                     1          3
  Regulatory interest - net                                 6         (4)
  Taxes on non-operating income                            (8)        (8)
  Other - net                                              (1)        (6)
                                                       ------     ------
   Total                                                   10         13
                                                       ------     ------
Income Before Interest Charges                            140        164
                                                       ------     ------
Interest Charges
  Long-term debt                                           43         44
  Other                                                     8         26
  Allowance for borrowed funds used
    during construction                                    (3)        (1)
                                                       ------     ------
   Total                                                   48         69
                                                       ------     ------
Net Income                                                 92         95
Preferred Dividend Requirements                             3          3
                                                       ------     ------
Earnings Applicable to Common Shares                   $   89     $   92
                                                       ======     ======
See notes to Consolidated Financial Statements.



SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                        June 30,    December 31,
                                                          2001          2000
                                                      ----------    ------------
ASSETS
Utility plant - at original cost                         $4,859          $4,778
Accumulated depreciation and decommissioning             (2,553)         (2,502)
                                                         ------          ------
   Utility plant - net                                    2,306           2,276
                                                         ------          ------
Nuclear decommissioning trust                               538             543
                                                         ------          ------
Current assets
   Cash and cash equivalents                                375             256
   Accounts receivable - trade                              258             233
   Accounts receivable - other                               12              20
   Income taxes receivable                                   --             236
   Regulatory assets arising from fixed price contracts
     and other derivatives                                   21              --
   Fixed price contracts and other derivatives               12              --
   Inventories                                               66              50
   Other                                                      5               8
                                                         ------          ------
     Total current assets                                   749             803
                                                         ------          ------
Other assets
   Deferred taxes recoverable in rates                      127             140
   Regulatory assets                                        932             925
   Fixed price contracts and other derivatives               89              --
   Deferred charges and other                                52              47
                                                         ------          ------
     Total other assets                                   1,200           1,112
                                                         ------          ------
     Total assets                                        $4,793          $4,734
                                                         ======          ======




See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                            Balance at
                                                     --------------------------
                                                      June 30,    December 31,
                                                         2001          2000
                                                     ----------    ------------

CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock                                         $  857         $   857
   Retained earnings                                       294             205
   Accumulated other comprehensive income (loss)            (3)             (3)
                                                        ------          ------
     Total common equity                                 1,148           1,059

   Preferred stock not subject to mandatory redemption      79              79
   Preferred stock subject to mandatory redemption          25              25
   Long-term debt                                        1,263           1,281
                                                        ------          ------
     Total capitalization                                2,515           2,444
                                                        ------          ------
Current liabilities
   Accounts payable                                        174             407
   Income taxes payable                                     20              --
   Deferred income taxes                                   199             252
   Regulatory balancing accounts - net                     256             367
   Customer refunds payable                                162              --
   Regulatory liabilities arising from fixed price
     contracts and other derivatives                        12              --
   Fixed price contracts and other derivatives              22              --
   Current portion of long-term debt                        93              66
   Other                                                   187             196
                                                        ------          ------
     Total current liabilities                           1,125           1,288
                                                        ------          ------
Deferred credits and other liabilities
   Customer advances for construction                       43              40
   Deferred income taxes                                   569             502
   Deferred investment tax credits                          47              48
   Regulatory liabilities arising from fixed price
     contracts and other derivatives                        89              --
   Deferred credits and other liabilities                  405             412
                                                        ------          ------
     Total deferred credits and other liabilities        1,153           1,002
                                                        ------          ------
Contingencies and commitments (Note 2)

     Total liabilities and shareholders' equity         $4,793          $4,734
                                                        ======          ======
See notes to Consolidated Financial Statements.

</table

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                            Six Months Ended
                                                                June 30,
                                                           ------------------
                                                            2001        2000
                                                           ------      ------
Cash Flows from Operating Activities
  Net income                                                $  92      $  95
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization					  102		 104
     Deferred income taxes and investment tax credits          26          9
     Non-cash rate reduction bond expense                      34         11
     Other - net                                             (144)       (16)
     Net changes in other working capital components          129        132
                                                            ------     ------
       Net cash provided by operating activities              239        335
                                                            ------     ------
Cash Flows from Investing Activities
  Capital expenditures                                       (138)      (130)
  Loan repaid by affiliate                                     19         16
  Contributions to decommissioning funds                       (2)        (2)
  Other - net                                                  (5)        --
                                                            ------     ------
       Net cash used in investing activities                 (126)      (116)
                                                            ------     ------
Cash Flows from Financing Activities
  Dividends paid                                               (3)      (203)
  Issuance of long-term debt                                   93          4
  Repayment of long-term debt                                 (84)       (49)
                                                            ------     ------
       Net cash provided by (used in) financing
           activities                                           6       (248)
                                                            ------     ------
Increase (decrease) in cash and cash equivalents              119        (29)
Cash and cash equivalents, January 1                          256        337
                                                            ------     ------
Cash and cash equivalents, June 30                         $  375      $ 308
                                                            ======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income tax payments (refunds) - net			     $ (191)     $   8
                                                            ======     ======
  Interest payments, net of amounts capitalized            $   44      $  69
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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Company's 2000 Annual Report and March 31, 2001 Quarterly Report on Form 10-Q.

As described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report, SDG&E accounts for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry significantly affected the Company's electric utility operations. The background of this issue is described in the company's 2000 Annual Report. Various developments since January 1, 2001 are described herein.

In February 2001, the California Department of Water Resources (DWR) began to purchase power from the generators and marketers, who had previously sold their power to the California Power Exchange (PX) and Independent System Operator (ISO), and has entered into long-term contracts for the purchase of a portion of the power requirements of the state's population that is served by investor-owned utilities
(IOUs). SDG&E and the DWR entered into an agreement, as amended, under which the DWR will continue to purchase power for SDG&E's customers until December 31, 2002, subject to earlier termination upon six-months' prior notice and the satisfaction of certain regulatory and other conditions intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers (see MOU discussion below).

The DWR is now purchasing SDG&E's full net short position (the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts). Therefore, future increases in SDG&E's undercollections from the June 30, 2001 balance of $786 million would result only from these contracts and interest, offset by nuclear generation, the cost of which is below the 6.5-cent customer rate cap. These increases are not expected to significantly affect SDG&E's or Sempra Energy's liquidity. The increase during the six-month period ended June 30, 2001 was greater than expected in the future because nuclear generation was reduced from February 2001 through May 2001 due to a fire and the DWR agreement was not in effect until February 2001.

On June 18, 2001 representatives of California Governor Davis, the DWR, Sempra Energy and SDG&E entered into a Memorandum of Understanding (MOU) contemplating the implementation of a series of transactions and regulatory settlements and actions to resolve many of the issues affecting SDG&E and its customers arising out of the California energy crisis. The principal provisions of the MOU are briefly summarized below. This summary only highlights selected provisions of the MOU and readers are urged to read the full text of the MOU which was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 19, 2001.

-- The MOU contemplates, subject to requisite approvals of the California Public Utilities Commission (CPUC), the elimination from SDG&E's rate ceiling balancing account of the approximately $750 million (the last reported balance at the time of the MOU discussion) of undercollected costs that otherwise would be recovered in future rates charged to SDG&E customers; settlement of reasonableness reviews, electricity purchase contract issues and various other regulatory matters affecting SDG&E; the sale to the DWR of power purchased by SDG&E under certain intermediate term contracts; and various related matters.

-- The effective date of SDG&E's and SoCalGas' revised base rates would be delayed to 2004 from 2003.

-- Sempra Energy would make capital investments in SDG&E and SoCalGas aggregating at least $3.0 billion during 2001 through 2006. The utilities would receive their authorized rate of return on these investments.

-- The MOU also contemplates the sale of SDG&E's transmission system to the DWR or other state agency for a purchase price of 2.3 times SDG&E's net book value, plus the discharge or assumption of related long-term debt (purchase price of approximately $1.2 billion). Implementation of this element of the MOU would require enabling legislation as well as approval by the Federal Energy Regulatory Commission (FERC). The sale of the transmission system is not a condition to the implementation of the other elements of the MOU, but the implementation of the other elements is a condition to the transmission sale. SDG&E has no compelling financial need to sell its transmission assets.

Governor Davis recently stated that, if a contemplated purchase of Southern California Edison's transmission system by the State of California is not approved by the state legislature, the purchase of SDG&E's transmission assets contemplated by the MOU may not be pursued.

The agreement between SDG&E and DWR obligating the DWR to purchase power for SDG&E's customers has been amended as to the conditions that would result in the resumption by SDG&E of the procurement of the residual net power requirements for its retail customers. This procurement resumption shall occur upon the earlier of January 1, 2003 or a date determined by the DWR upon 180 days prior written notice, but not before at least one of the other two major California-based investor-owned electric utilities has resumed procurement of its residual net short and certain CPUC approvals, including adoption of a satisfactory procurement cost recovery mechanism, have occurred. These conditions are intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers.

On August 2, 2001, the CPUC approved a reduction of the rate ceiling balancing account by the application thereto of overcollections in certain other balancing accounts. The amount of the reduction depends on balances in those other accounts, but is expected to be approximately $70 million. On that date the CPUC also targeted all other components for resolution at its meetings on or before October 25, 2001.

SDG&E's prior request for a temporary 2.3 cents/kWh electric-rate surcharge that SDG&E requested begin on March 1, 2001 has been deferred pending the CPUC's action on the MOU. If the MOU is approved by the CPUC, no rate increase will be necessary, except as required to pass through, without markup, the rates to repay the DWR for its purchases of power. A pending case before the CPUC would, if approved, establish rate increases for SDG&E's electric customers in an average amount of approximately 3 cents/kWh in order to provide sufficient revenues for the collection of the DWR revenue requirement. Residential customers whose electric power consumption does not exceed 130 percent of baseline quantities, as well as certain low income and medical customers, would be exempt from the increases. A CPUC decision is expected during the third quarter of 2001.

On April 12, 2001, California law AB 43X took effect, extending the temporary 6.5-cent rate cap to include SDG&E's large customers (the only customer class not previously covered by the rate cap) retroactive to February 7, 2001. This law is not expected to add to the undercollection since the purchases for these customers are covered by the agreement between SDG&E and the DWR.

On June 18, 2001, the FERC approved an expansion of its April 25, 2001 order which adopted certain price restrictions during Stage 1, 2 and 3 shortage situations, limiting prices to all generators to the cost of the least-efficient plant whose generation is required at that time. The new order expands price restrictions to 24 hours a day, seven days a week through September 2002. Prices are linked to the price the least efficient gas-fired plant was allowed to charge during Stage 1 emergencies under the April order. During non-emergency times, the ceiling price will drop to 85 percent of the emergency price cap. Various observers have responded that this proposal will be ineffective since, among other things, it does not cover power brokers and marketers, and the resultant price will still be relatively high.

NATURAL GAS INDUSTRY RESTRUCTURING

The Company's 2000 annual report discusses various proposals and actions related to this topic. As discussed therein, no significant impacts on the Company are expected when the various issues are finalized. This case is currently being held by the CPUC indefinitely.

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

                                 Three-month      Six-month
                                periods ended   periods ended
                                  June 30,        June 30,
                                -------------------------------
(Dollars in millions)           2001    2000    2001    2000
---------------------------------------------------------------
Net income                      $  38   $  41   $  92   $  95

Minimum pension liability
   adjustments                     --      --      --       2
                                -------------------------------
   Comprehensive income         $  38   $  41   $  92   $  97
---------------------------------------------------------------

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

On January 1, 2001, $93 million in current assets, $5 million in noncurrent assets, $2 million in current liabilities, and $238 million in noncurrent liabilities were recorded as of January 1, 2001, in the Consolidated Balance Sheet as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SDG&E operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. The effect on earnings was minimal. The ongoing effects will depend on future market conditions and the Company's hedging activities.

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

Energy Derivatives

SDG&E utilizes derivative financial instruments to reduce exposure to unfavorable changes in energy prices which are subject to significant and often volatile fluctuation. Derivative financial instruments are comprised of futures, forwards, swaps, options and long-term delivery contracts. These contracts allow SDG&E to predict with greater certainty the effective prices to be received and delivered to their customers.

Due to the regulatory environment in which SDG&E operates, regulatory assets and liabilities are established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, SDG&E does not apply hedge accounting to energy derivatives. However, such contracts continue to be effective in achieving the risk management objectives for which they were intended.

Swap Agreements

The Company periodically enters into interest-rate swap and cap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. At June 30, 2001, SDG&E had one interest-rate swap agreement: a floating-to-fixed-rate swap associated with $45 million of variable-rate bonds maturing in 2002. Although this financial instrument did not meet the hedge accounting criteria of SFAS 133, it continues to be effective in achieving the risk management objectives for which it was intended.

Accounting for Derivative Activities

At June 30, 2001, $12 million in current assets, $89 million in noncurrent assets and $22 million in current liabilities were recorded in the Consolidated Balance Sheet for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $21 million in current regulatory assets, $12 million in current regulatory liabilities and $89 million in noncurrent regulatory liabilities were recorded in the Consolidated Balance Sheet as of June 30, 2001. For the six-month period ended June 30, 2001, $2 million in other operating losses was recorded in the Consolidated Statement of Income.

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the CPUC, the California Legislature, the DWR, and the FERC (including those with respect to the Memorandum of Understanding among Sempra Energy, SDG&E and the DWR); the financial condition of other investor-owned utilities; capital market conditions, inflation rates, interest rates and exchange rates; energy markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties -- all of which are difficult to predict and many of which are beyond the control of the Company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the Company's business described in this quarterly report and other reports filed by the Company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

Beginning in the third quarter of 2000 and continuing into the first quarter of 2001, SDG&E's liquidity was adversely affected by the undercollections that have resulted from the price cap on electric rates. Significant growth in these undercollections has ceased as a result of an agreement with the DWR, under which the DWR is obligated to purchase SDG&E's full net short position consisting of the power and ancillary services required by SDG&E's customers that are not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. The agreement extends through December 31, 2002 and can be earlier terminated only upon the satisfaction of regulatory and other conditions intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers. Note 2 of the notes to Consolidated Financial Statements provides additional information concerning this agreement. Continued DWR purchases of SDG&E's full net short position or timely rate recovery of electricity procurement costs remain necessary to continue obtaining financing and provide adequate liquidity.

Cash and cash equivalents at June 30, 2001 are available for investment in utility plant, the retirement of debt and other corporate purposes. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2001, the decrease in cash flows from operations compared to the corresponding period in 2000 was primarily due to SDG&E's continuing undercollection of purchased-power costs, as described in Note 2 of the notes to Consolidated Financial Statements and the decrease in trade accounts payable due to less purchased electricity, because of the DWR purchases partially offset by an income tax refund received during the first quarter of 2001 (none received during the same period in 2000).

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $400 million for the full year 2001 and are being financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2001, cash flows from financing activities increased from the corresponding period in 2000 due primarily to a decrease in common dividends paid during 2001.

Between January 24 and February 5, 2001, the Company drew down substantially all ($250 million) of its available credit facilities in order to enhance its liquidity in view of the current California electric industry situation. In May 2001 SDG&E repaid its entire balance.

During the first quarter of 2001, SDG&E remarketed $150 million of variable-rate debt and $25 million of variable-rate unsecured bonds as 7.0 percent and 6.75 percent fixed-interest-rate debt, respectively. All other terms remain the same and the interest rate may resume floating in the future at the Company's option.

RESULTS OF OPERATIONS

The Company's net income decreased for the three-month and six-month periods ended June 30, 2001, compared to the same periods in 2000, primarily due to increased operation and maintenance expense resulting from greater customer service activities during the California energy crisis. This was partially offset by increased regulatory interest income on increased undercollected balances and decreased interest expense on rate reduction bond refunds that were paid to customers during the third quarter of 2000.

Seasonality

SDG&E's electric sales volume generally is higher in the summer due to air-conditioning demands. Its natural gas sales volumes generally are higher in the winter due to heating demands, although that difference is lessening as the use of natural gas to fuel electric generation increases.

The tables below summarize electric and natural gas volumes and revenues by customer class for the six-month periods ended June 30, 2001 and 2000.

Electric Distribution and Transmission
(Volumes in millions of Kwhrs, dollars in millions)
                                   2001              2000
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 2,993    $ 405     3,130   $ 332
  Commercial                  2,961      462     2,913     274
  Industrial                  1,532      272     1,139      84
  Direct access               1,032       36     1,744      59
  Street and highway lighting    44        5        33       3
  Off-system sales              952      214       253      11
                        ------------------------------------------
                              9,514    1,394     9,212     763
  Balancing and other                   (158)               59
                        ------------------------------------------
  Total                       9,514   $1,236     9,212  $  822
                        ------------------------------------------

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)



                                Gas Sales     Transportation & Exchange        Total
                      --------------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                      --------------------------------------------------------------------
2001:
 Residential                      21     $ 352        --     $ --            21    $ 352
 Commercial and industrial        11       173        10       10            21      183
 Electric generation plants       --        --        39       11            39       11
                            --------------------------------------------------------------
                                  32     $ 525        49     $ 21            81      546
 Balancing accounts and other                                                        (16)
                                                                                 --------
   Total                                                                           $ 530
-------------------------------------------------------------------------------------------
2000:
 Residential                      20     $ 148        --     $ --            20    $ 148
 Commercial and industrial        12        63         9        8            21       71
 Utility electric generation      --        --        19        5            19        5
                            --------------------------------------------------------------
                                  32     $ 211        28     $ 13            60      224
 Balancing accounts and other                                                        ( 1)
                                                                                 --------
   Total                                                                           $ 223
-------------------------------------------------------------------------------------------



The increase in electric revenues was primarily due to the increase in electric commodity costs, which are passed on to customers without markup, and increased off-system sales.

The increase in natural gas revenues was primarily due to higher natural gas prices.

The increase in electric fuel and net purchased power expense was primarily due to the higher price of electricity as described in Note 2 of the notes to Consolidated Financial Statements and increased off-system sales. Under the current regulatory framework, changes in on-system prices normally do not affect net income, as explained in the 2000 Annual Report.

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

SDG&E's PBR mechanism is in effect through December 31, 2002, at which time the mechanism will be updated. That update is described in the Company's 2000 Annual Report. The PBR and Cost of Service (COS) cases for SoCalGas and SDG&E are both due to be filed on December 21, 2001. However, under the MOU described in Note 2, both SoCalGas' and SDG&E's PBR/COS cases would be delayed such that the resulting rates would be effective in 2004 instead of 2003, if this portion of the MOU is approved by the CPUC.

Cost of Capital

Electric-industry restructuring has changed the method of calculating the utility's annual cost of capital. In June 1999, the CPUC adopted a 10.6 percent return on common equity and an 8.75 percent return on rate base for SDG&E's electric-distribution and natural gas businesses. These rates remain in effect for 2000 and 2001. SDG&E is working on a petition to modify SDG&E's last cost of capital proceeding which requires the 2002 application, to seek a delay in the required filing due date due to the current uncertainty in California's electricity market. SDG&E was granted an extension of time to file its 2002 cost of capital application to 60 days after the CPUC issues a decision on the petition to modify described above. The electric-transmission cost of capital is determined under a separate FERC proceeding.

RELATIONSHIP WITH NON-UTILITY SUBSIDIARIES

CPUC Investigation of Energy-Utility Holding Companies

The CPUC has initiated an investigation into the relationship between California's investor-owned utilities and their parent holding companies. Among the matters to be considered in the investigation are utility dividend policies and practices and obligations of the holding companies to provide financial support for utility operations.

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

In July 2001 the Financial Accounting Standards Board approved three statements, SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 " Accounting for Asset Retirement Obligations." SFAS 141 provides guidance on the accounting for a business combination at the date the combination is completed. It requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The pooling-of-interest method is eliminated. SFAS 142 provides guidance on how to account for goodwill and other intangible assets after the acquisition is complete. Goodwill and certain other intangible assets will no longer be amortized and will be tested in the aggregate for impairment at least annually. Goodwill will not be tested on an acquisition-by-acquisition basis. SFAS 142 applies to existing goodwill and other intangible assets, beginning with fiscal years starting after December 15, 2001. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The effect of these standards on the Company's Consolidated Financial Statements has not yet been determined.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report for 2000. As noted in that report, SDG&E may, at times, be exposed to limited market risk in its natural gas purchase, sale and storage activities as a result of activities under SDG&E's gas PBR. The risk is managed within the parameters of the Company's market-risk management and trading framework. However, to lessen the impact on customers from the recent unprecedented natural gas price volatility at the California border, during the first quarter of 2001, SDG&E began hedging a larger portion of its customer natural gas requirements than in the past. As of March 31, 2001, the Value at Risk (VaR) of the hedges was $7.5 million. During the second quarter of 2001, the gas hedging activity at SDG&E was sharply reduced and, as of June 30, 2001, the VaR of the hedges was $0.75 million. This represents the 50-percent shareholder portion under the PBR mechanism and excludes the 50-percent portion subject to rate recovery. In addition, certain fixed price contracts that traditionally have not been considered derivatives, but now meet the derivative definition under SFAS 133 (see "New Accounting Standards" above), are excluded from the above-mentioned VaR amounts due to the offsetting regulatory asset or liability also recorded by the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after March 31, 2001:

Current Report on Form 8-K filed June 19, 2001 announced the
Memorandum of Understanding with the State of California.

Current Report on Form 8-K filed July 16, 2001 reported the current status of California Public Utilities Commission review of the Memorandum of Understanding with the State of California.





                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)


Date: August 9, 2001           By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President












3


1

21