Form 10-Q
period 2001-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 2001-11-14
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2001
                              -------------------------------------

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




PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
                                                      Three Months Ended
                                                         September 30,
                                                      ------------------
                                                       2001        2000
                                                      ------      ------
Operating Revenues
  Electric                                             $  399     $  645
  Natural gas                                              51         86
                                                       ------     ------
   Total operating revenues                               450        731
                                                       ------     ------
Operating Expenses
  Electric fuel and net purchased power                   151        444
  Cost of natural gas distributed                          14         52
  Operation and maintenance                               113        105
  Depreciation and amortization                            52         53
  Other taxes and franchise payments                       19         26
  Income taxes                                             39         18
                                                       ------     ------
   Total operating expenses                               388        698
                                                       ------     ------
Operating Income                                           62         33
                                                       ------     ------
Other Income and (Deductions)
  Interest income                                           5         16
  Allowance for equity funds used during construction       2          2
  Regulatory interest - net                                --         (4)
  Taxes on non-operating income                            (3)        (5)
  Other - net                                               1          2
                                                       ------     ------
   Total                                                    5         11
                                                       ------     ------
Income Before Interest Charges                             67         44
                                                       ------     ------
Interest Charges
  Long-term debt                                           20         21
  Other                                                     2          6
                                                       ------     ------
   Total                                                   22         27
                                                       ------     ------
Net Income                                                 45         17
Preferred Dividend Requirements                             2          2
                                                       ------     ------
Earnings Applicable to Common Shares                   $   43     $   15
                                                       ======     ======
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions
                                                     Nine Months Ended
                                                        September 30,
                                                      ------------------
                                                       2001        2000
                                                      ------      ------
Operating Revenues
  Electric                                             $1,635     $1,467
  Natural gas                                             581        309
                                                       ------     ------
   Total operating revenues                             2,216      1,776
                                                       ------     ------
Operating Expenses
  Electric fuel and net purchased power                   939        841
  Cost of natural gas distributed                         402        154
  Operation and maintenance                               345        277
  Depreciation and amortization                           154        157
  Other taxes and franchise payments                       65         62
  Income taxes                                            119        101
                                                       ------     ------
   Total operating expenses                             2,024      1,592
                                                       ------     ------
Operating Income                                          192        184
                                                       ------     ------
Other Income and (Deductions)
  Interest income                                          17         44
  Allowance for equity funds used during construction       3          5
  Regulatory interest - net                                 6         (8)
  Taxes on non-operating income                           (11)       (13)
  Other - net                                              --         (4)
                                                       ------     ------
   Total                                                   15         24
                                                       ------     ------
Income Before Interest Charges                            207        208
                                                       ------     ------
Interest Charges
  Long-term debt                                           63         61
  Other                                                    10         36
  Allowance for borrowed funds used during construction    (3)        (1)
                                                       ------     ------
   Total                                                   70         96
                                                       ------     ------
Net Income                                                137        112
Preferred Dividend Requirements                             5          5
                                                       ------     ------
Earnings Applicable to Common Shares                   $  132     $  107
                                                       ======     ======
See notes to Consolidated Financial Statements.



SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                             Balance at
                                                      --------------------------
                                                     September 30,  December 31,
                                                         2001          2000
                                                     -------------  ------------
ASSETS
Utility plant - at original cost                         $4,919           $4,778
Accumulated depreciation and decommissioning             (2,591)          (2,502)
                                                         ------           ------
   Utility plant - net                                    2,328            2,276
                                                         ------           ------
Nuclear decommissioning trust                               524              543
                                                         ------           ------
Current assets
   Cash and cash equivalents                                389              256
   Accounts receivable - trade                              196              233
   Accounts receivable - other                               25               20
   Due from affiliates                                      165               --
   Income taxes receivable                                   --              236
   Regulatory assets arising from fixed price contracts
     and other derivatives                                   87               --
   Inventories                                               71               50
   Other                                                      9                8
                                                         ------           ------
     Total current assets                                   942              803
                                                         ------           ------
Other assets
   Deferred taxes recoverable in rates                      121              140
   Regulatory assets arising from fixed price contracts
     and other derivatives                                  621               --
   Fixed price contracts and other derivatives               85               --
   Regulatory assets                                        709              925
   Deferred charges and other                                50               47
                                                         ------           ------
     Total other assets                                   1,586            1,112
                                                         ------           ------
     Total assets                                        $5,380           $4,734
                                                         ======           ======




See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (CONTINUED)
Dollars in millions
                                                            Balance at
                                                     ---------------------------
                                                     September 30,  December 31,
                                                         2001          2000
                                                     -------------  ------------

CAPITALIZATION AND LIABILITIES
Capitalization
   Common stock                                         $    857       $     857
   Retained earnings                                         337             205
   Accumulated other comprehensive income (loss)              (3)             (3)
                                                          ------          ------
     Total common equity                                   1,191           1,059

   Preferred stock not subject to mandatory redemption        79              79
   Preferred stock subject to mandatory redemption            25              25
   Long-term debt                                          1,247           1,281
                                                          ------          ------
     Total capitalization                                  2,542           2,444
                                                          ------          ------
Current liabilities
   Accounts payable                                          117             407
   Income taxes payable                                       34              --
   Deferred income taxes                                     115             252
   Regulatory balancing accounts - net                       238             367
   Customer refunds payable                                  128              --
   Fixed price contracts and other derivatives                89              --
   Current portion of long-term debt                          93              66
   Other                                                     225             196
                                                          ------          ------
     Total current liabilities                             1,039           1,288
                                                          ------          ------
Deferred credits and other liabilities
   Customer advances for construction                         43              40
   Deferred income taxes                                     608             502
   Deferred investment tax credits                            46              48
   Fixed price contracts and other derivatives               621              --
   Regulatory liabilities arising from fixed price
     contracts and other derivatives                          85              --
   Deferred credits and other liabilities                    396             412
                                                          ------          ------
     Total deferred credits and other liabilities          1,799           1,002
                                                          ------          ------
Contingencies and commitments (Note 2)

     Total liabilities and shareholders' equity           $5,380          $4,734
                                                          ======          ======
See notes to Consolidated Financial Statements.

</table

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                           Nine Months Ended
                                                             September 30,
                                                           ------------------
                                                            2001        2000
                                                           ------      ------
Cash Flows from Operating Activities
  Net income                                               $ 137       $ 112
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                           154         157
     Customer refunds paid                                    --        (378)
     Deferred income taxes and investment tax credits        (14)         35
     Non-cash rate reduction bond expense                     47          16
     Other - net                                              35           4
     Net changes in other working capital components         155         272
                                                            ------     ------
       Net cash provided by operating activities             514         218
                                                            ------     ------
Cash Flows from Investing Activities
  Capital expenditures                                      (206)       (207)
  Loan repaid by (paid to) affiliate                        (154)        304
  Contributions to decommissioning funds                      (4)         (4)
  Other - net                                                 (5)         24
                                                            ------     ------
       Net cash provided by (used in) investing
           activities                                        (369)       117
                                                            ------     ------
Cash Flows from Financing Activities
  Dividends paid                                               (5)      (405)
  Issuance of long-term debt                                   93         12
  Repayment of long-term debt                                (100)       (69)
                                                            ------     ------
       Net cash used in financing activities                  (12)      (462)
                                                            ------     ------
Increase (decrease) in cash and cash equivalents              133       (127)
Cash and cash equivalents, January 1                          256        337
                                                            ------     ------
Cash and cash equivalents, September 30                    $  389      $ 210
                                                            ======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
  Income tax refunds - net                                 $  123      $   8
                                                            ======     ======
  Interest payments, net of amounts capitalized            $   66      $  94
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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Company's 2000 Annual Report and March 31, 2001 and June 30, 2001 Quarterly Reports on Form 10-Q.

As described in the notes to Consolidated Financial Statements in the Company's 2000 Annual Report, SDG&E accounts for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry has significantly affected the Company's electric utility operations. The background of this issue is described in the Company's 2000 Annual Report. Various developments since January 1, 2001 are described herein.

In February 2001, the California Department of Water Resources (DWR) began to purchase power from generators and marketers, who had previously sold their power to the California Power Exchange (PX) and Independent System Operator (ISO), and has entered into long-term contracts for the purchase of a portion of the power requirements of the state's population that is served by investor-owned utilities
(IOUs). SDG&E and the DWR entered into an agreement under which, as amended, the DWR will continue to purchase power for SDG&E's customers until December 31, 2002, subject to earlier termination upon six-months' prior notice and the satisfaction of certain regulatory and other conditions intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers (see MOU discussion below).

The DWR is now purchasing SDG&E's full net short position (the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts). Therefore, increases in SDG&E's undercollections from the June 30, 2001 balance of $786 million would result only from these contracts and interest, offset by nuclear generation, the cost of which is below the 6.5-cent customer rate cap. Any increases are not expected to be material. The increase during the six-month period ended June 30, 2001 was greater than expected in the future because nuclear generation was reduced from February 2001 through May 2001 due to a fire and the DWR agreement was not in effect until February 2001. However, during the three-month period ended September 30, 2001, the balance decreased to $684 million, primarily due to the application of overcollections in certain other balancing accounts as further discussed below.

On June 18, 2001 representatives of California Governor Davis, the DWR, Sempra Energy and SDG&E entered into a Memorandum of Understanding (MOU) contemplating the implementation of a series of transactions and regulatory settlements and actions to resolve many of the issues affecting SDG&E and its customers arising out of the California energy crisis. The principal provisions of the MOU are briefly mentioned below. This summary only highlights selected provisions of the MOU and readers are urged to read the full text of the MOU which was filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 19, 2001.

-- The MOU contemplates, subject to requisite approvals of the California Public Utilities Commission (CPUC), the elimination from SDG&E's rate-ceiling balancing account of the above-mentioned undercollected costs that otherwise would be recovered in future rates charged to SDG&E customers; settlement of reasonableness reviews, electricity purchase contract issues and various other regulatory matters affecting SDG&E; the sale to the DWR of power purchased by SDG&E under certain intermediate-term contracts; and various related matters.

-- The effective date of revised base rates for SDG&E and for SoCalGas, an affiliated company also owned by Sempra Energy, is delayed to 2004 from 2003. On October 10, 2001, the CPUC issued a decision approving the delay to 2004. However, the decision also denies the utilities' request to continue 50/50 allocation between ratepayers and shareholders of estimated savings stemming from the 1998 merger between Pacific Enterprises (parent company of SoCalGas) and Enova Corporation (parent company of SDG&E). Instead, the CPUC ordered that 100 percent of the estimated 2003 merger benefits go to ratepayers. The portion to be refunded to electric ratepayers will be credited to the Transition Cost Balancing Account, based on the net present value (NPV) in 2001 of the savings for 2003. Merger savings related to 2001 and 2002 also will be so credited. The combined NPV is estimated to be $39 million. Merger savings allocable to gas ratepayers will be refunded through once-a-year bill credit, as has been the case.

-- Sempra Energy would make capital investments in SDG&E and SoCalGas aggregating at least $3.0 billion during 2001 through 2006. The utilities would receive their authorized rate of return on these investments.

-- The MOU also contemplates the sale of SDG&E's transmission system to the DWR or other state agency for a purchase price of 2.3 times SDG&E's net book value (purchase price of approximately $1.2 billion), plus the discharge or assumption of related long-term debt. The sale of the transmission system is not a condition to the implementation of the other elements of the MOU, but the implementation of the other elements is a condition to the transmission sale. SDG&E has no compelling financial need to sell its transmission assets. In addition, as the State of California will not be purchasing Southern California Edison's or Pacific Gas & Electric's transmission systems, it is unlikely that the state will pursue the purchase of SDG&E's transmission system.

On August 2, 2001, the CPUC approved a $75 million reduction of the rate-ceiling balancing account, as contemplated by the MOU, by the application thereto of overcollections in certain other balancing accounts. On October 10, 2001, as noted above, the CPUC approved a delay in the effective date of revised base rates for both SDG&E and SoCalGas, as contemplated by the MOU. On November 8, 2001, the CPUC approved a $100 million reduction of the rate-ceiling balancing account, as contemplated by the MOU, in settlement of the reasonableness of SDG&E's electric procurement practices between July 1, 1999 through February 7, 2001.

The CPUC has deferred consideration of the remaining elements of the MOU until a later meeting. Its next scheduled meeting is November 29, 2001. If the remaining elements of the MOU are approved substantially as contemplated by the MOU, there will be no charge to SDG&E's earnings associated with the MOU.

The agreement between SDG&E and DWR obligating the DWR to purchase power for SDG&E's customers has been amended as to the conditions that would result in the resumption by SDG&E of the procurement of the residual net power requirements for its retail customers. This procurement resumption shall occur upon the earlier of a date determined by the DWR upon six months' prior written notice (once at least one of the other two major California-based investor-owned electric utilities has resumed procurement of its residual net short (net short consists of the power and ancillary services required by a utility's customers that are not provided by its previously existing generation and purchase power contracts) and certain CPUC approvals, including adoption of a satisfactory procurement cost recovery mechanism, have occurred) or January 1, 2003. These conditions are intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers.

SDG&E's prior request for a temporary 2.3 cents/kWh electric-rate surcharge that SDG&E requested begin on March 1, 2001 has been deferred pending the CPUC's action on the MOU. If the MOU is approved by the CPUC, no rate increase will be necessary, except as required to pass through, without markup, the rates to repay the DWR for its purchases of power. In order to provide sufficient revenues for the collection of the DWR revenue requirement, on September 20, 2001 the CPUC issued a decision establishing rate increases for SDG&E's electric customers in an average amount of approximately 1.46 cents/kWh. Residential customers whose electric power consumption does not exceed 130 percent of baseline quantities, and certain low income and medical customers are exempt from the increases.

Also on September 20, 2001, the CPUC suspended the ability of retail electricity customers to choose their power provider ("direct access") until at least the end of 2003 in order to improve the probability that enough revenue would be available to the DWR to cover the state's power purchases. The decision forbids new direct access contracts as of September 20, 2001 and going forward. The decision defers action on direct access contracts entered into prior to September 20, 2001.

On April 12, 2001, California law AB 43X took effect, extending the temporary 6.5-cent rate cap to include SDG&E's large customers (the only customer class not previously covered by the rate cap) retroactive to February 7, 2001. The reduced future bills did not add to the undercollection nor will the fourth quarter refunds of past charges above 6.5 cents, since the purchases for these customers are covered by the agreement between SDG&E and the DWR.

On June 18, 2001, the Federal Energy Regulatory Commission (FERC) approved an expansion of its April 25, 2001 order which adopted certain price restrictions during Stage 1, 2 and 3 shortage situations, limiting prices to all generators to the cost of the least-efficient plant whose generation is required at that time. The order expanded price restrictions to 24 hours a day, seven days a week through September 2002. Prices are linked to the price the least efficient gas-fired plant was allowed to charge during Stage 1 emergencies under the April order. During non-emergency times, the ceiling price will drop to 85 percent of the emergency price cap. Critics have responded that this mechanism will be ineffective since, among other things, it does not cover power brokers and marketers, and the resultant price will still be relatively high. However, the combination of successful conservation efforts, reduced air conditioning load due to mild summer weather, additional power plants' coming on line and lower prices for the natural gas that fuels most power plants has currently caused wholesale energy prices to drop and eased the California electric energy crisis. No rolling blackouts have been ordered since May 8, 2001.

As discussed in the Company's 2000 Annual Report, the FERC has been investigating prices charged to the California IOUs by various electric suppliers. The FERC appears to be proceeding in the direction of awarding to the California IOUs a partial refund of the amounts charged. Any such refunds would reduce SDG&E's rate-ceiling balancing account. A FERC decision is not expected before March 2002.

NATURAL GAS INDUSTRY RESTRUCTURING

The Company's 2000 Annual Report discusses various proposals and actions related to natural gas industry restructuring. As discussed therein, no significant impacts on the Company are expected when the various issues are finalized. Various developments since January 1, 2001 are described herein.

In October 2001, a CPUC commissioner issued a revised Proposed Decision (PD) which adopts, with some modification, many of the provisions of the settlement proposal that SoCalGas and SDG&E were parties to (one of several that arose during 1999 and 2000). On the SoCalGas system these provisions include, among other things, the unbundling of intrastate transmission and the implementation of a system of firm, tradable intrastate transmission rights that are viewed to be in the public interest. The revised PD also would increase SoCalGas shareholder risks and rewards for unbundled storage service, while at the same time granting SoCalGas greater flexibility in charges for unbundled storage service. A CPUC decision could be issued at any time, but there is no deadline for CPUC action and the provisions of a final CPUC decision are uncertain.

NUCLEAR INSURANCE

SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $36 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, possibly including an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks. Coverage is provided through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $6.7 million.

Both the public-liability and property insurance (including replacement power coverage) include coverage for losses resulting from acts of terrorism. This includes the risk-sharing arrangement with other nuclear facilities.

LITIGATION

Lawsuits filed in 2000 and currently consolidated at the Federal Court in Las Vegas seek class-action certification and allege that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to stop a pipeline project that would have brought new and less-expensive natural gas supplies into California. Management believes the allegations are without merit. On October 30, 2001, the Federal Court ruled that the State Court is the appropriate jurisdiction for these lawsuits.

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


                                 Three-month      Nine-month
                                periods ended   periods ended
                                September 30,   September 30,
                                -------------------------------
(Dollars in millions)           2001    2000    2001    2000
---------------------------------------------------------------

Net income                      $  45   $  17   $ 137   $ 112

Minimum pension liability
   adjustments                     --      --      --       2
                                -------------------------------
   Comprehensive income         $  45   $  17   $ 137   $ 114
---------------------------------------------------------------

4.  FINANCIAL INSTRUMENTS

Adoption of SFAS 133

Effective January 1, 2001, the Company adopted SFAS 133, as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

$93 million in current assets, $5 million in noncurrent assets, $2 million in current liabilities, and $238 million in noncurrent liabilities were recorded as of January 1, 2001, in the Consolidated Balance Sheet as fixed-priced contracts and other derivatives. Due to the regulatory environment in which SDG&E operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. The effect on earnings was minimal. The ongoing effects will depend on future market conditions and on the Company's hedging activities.


Market Risk

The Company's policy is to use derivative financial instruments to manage exposure to fluctuations in interest rates and energy prices. Transactions involving these financial instruments are with credit-worthy firms and major exchanges. The use of these instruments exposes the Company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Energy Derivatives

SDG&E utilizes derivative financial instruments to reduce exposure to unfavorable changes in energy prices which are subject to significant and often volatile fluctuation. Derivative financial instruments are comprised of futures, forwards, swaps, options and long-term delivery contracts. These contracts allow SDG&E to predict with greater certainty the effective prices to be received and to be charged to its customers.

If gains and losses are not recoverable or payable through future rates, SDG&E will apply hedge accounting if certain criteria are met.

Interest-Rate Swap Agreements

The Company periodically enters into interest-rate swap and cap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. At September 30, 2001, the Company had one interest-rate swap agreement: a floating-to-fixed-rate swap associated with $45 million of SDG&E's variable-rate bonds maturing in 2002. This swap does not qualify for hedge accounting and therefore the gains and losses associated with the change in fair value are recorded in the Statement of Consolidated Income. For the nine months ended September 30, 2001, the impact to income was a $2.0 million loss. Although this financial instrument does not meet the hedge accounting criteria of SFAS 133, it continues to be effective in achieving the risk management objectives for which it was intended.

Accounting for Derivative Activities

At September 30, 2001, $2 million in other current assets, $85 million in noncurrent assets, $89 million in current liabilities and $621 million in noncurrent liabilities were recorded in the Consolidated Balance Sheet for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $87 million in current regulatory assets, $621 million in noncurrent regulatory assets, $85 million in noncurrent regulatory liabilities and $2 million in other current liabilities were recorded in the Consolidated Balance Sheet as of September 30, 2001. For the nine-month period ended September 30, 2001, $2 million in other operating losses was recorded in the Statement of Consolidated Income.

Fair Value

The fair value of the Company's derivative financial instruments (fixed-price contracts and other derivatives) is not materially different from their carryings amounts. The fair values of fixed-price contracts and other derivatives were estimated based on quoted market prices. Information regarding the fair value of the Company's non-derivative financial instruments is provided in Note 9 of the notes to Consolidated Financial Statements in the 2000 Annual Report on Form 10-K.

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

See also "Factors Influencing Future Performance" below.

EVENTS OF SEPTEMBER 11, 2001

The terrorist attacks of September 11 have not affected the Company's operations and are not expected to have an effect on the Company's future operations, except to the extent that they significantly affect the general economy, or the business or geographic areas in which the Company operates.

CAPITAL RESOURCES AND LIQUIDITY

Beginning in the third quarter of 2000 and continuing into the first quarter of 2001, SDG&E's liquidity was adversely affected by the undercollections that resulted from the price cap on electric rates. Significant growth in these undercollections has ceased as a result of an agreement with the DWR, under which the DWR is obligated to purchase SDG&E's full net short position consisting of the power and ancillary services required by SDG&E's customers that are not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. The agreement extends through December 31, 2002 and can be terminated earlier only upon the satisfaction of regulatory and other conditions intended to assure SDG&E's timely recovery of costs incurred in resuming power procurement for its customers. Note 2 of the notes to Consolidated Financial Statements provides additional information concerning this agreement.

Cash and cash equivalents at September 30, 2001 are available for investment in utility plant, the retirement of debt and other corporate purposes. Major changes in cash flows not described elsewhere are described below.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2001, the increase in cash flows from operations compared to the corresponding period in 2000 was primarily due to the customer refunds paid in 2000 and an income tax refund received during the first quarter of 2001 (none received during the same period in 2000), partially offset by the decrease in trade accounts payable in 2001 due to less purchased electricity because of the DWR purchases.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $300 million for the full year 2001 and are being financed primarily by internally generated funds. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements. For the nine months ended September 30, 2001, the increase in cash flows used in investing activities compared to the corresponding period in 2000 was primarily due to an increase in loans to Sempra Energy during 2001.

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine-month period ended September 30, 2001, cash flows used in financing activities decreased from the corresponding period in 2000 due primarily to a decrease in common dividends paid during 2001.


During the first quarter of 2001, SDG&E remarketed $150 million of variable-rate debt and $25 million of variable-rate unsecured bonds as
7.0 percent and 6.75 percent fixed-rate debt, respectively. At SDG&E's option, the interest rate may resume floating at various dates between December 1, 2003 and December 1, 2005. All other terms remain the same.

In June and July 2001, SDG&E's one-year credit lines totaling $250 million were renewed and bear interest at various rates based on market rates and SDG&E's credit rating. SDG&E did not renew a $35 million credit line that expired in June 2001.

RESULTS OF OPERATIONS

The Company's net income increased for the three-month and nine-month periods ended September 30, 2001, compared to the same periods in 2000, primarily due to a nonrecurring $30-million, third quarter 2000, aftertax charge for a potential regulatory disallowance related to the acquisition of wholesale power in the deregulated California market. Also contributing to net income were increased regulatory interest income on increased undercollected balances and decreased interest expense on rate reduction bond refunds that were paid to customers during the third quarter of 2000. Earnings for the three-month period ended September 30, 2001, were negatively affected by lower energy sales due to mild weather and consumer conservation efforts, which also had a minor impact on the nine-month results.

Seasonality

SDG&E's electric sales volume generally is higher in the summer due to air-conditioning demands. Its natural gas sales volumes generally are higher in the winter due to heating demands, although that difference is lessening as the use of natural gas to fuel electric generation increases.

The tables below summarize electric and natural gas volumes and revenues by customer class for the nine-month periods ended September 30, 2001 and 2000.

Electric Distribution and Transmission
(Volumes in millions of Kwhrs, dollars in millions)
                                   2001              2000
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                 4,474    $ 606     4,778   $ 654
  Commercial                  4,597      664     4,740     643
  Industrial                  2,282      342     1,822     206
  Direct access               1,656       61     2,579      82
  Street and highway lighting    65        8        51       5
  Off-system sales            1,391      332       561      20
                        ------------------------------------------
                             14,465    2,013    14,531   1,610
  Balancing accounts and other          (378)             (143)
                        ------------------------------------------
  Total                      14,465   $1,635    14,531  $1,467
                        ------------------------------------------

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)



                                Gas Sales     Transportation & Exchange        Total
                      --------------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                      --------------------------------------------------------------------
2001:
 Residential                      26     $ 399        --     $ --            26    $ 399
 Commercial and industrial        14       205        20       15            34      220
 Electric generation plants       --        --        59       16            59       16
                            --------------------------------------------------------------
                                  40     $ 604        79     $ 31           119      635
 Balancing accounts and other                                                        (54)
                                                                                 --------
   Total                                                                           $ 581
-------------------------------------------------------------------------------------------
2000:
 Residential                      25     $ 191        --     $ --            25    $ 191
 Commercial and industrial        16        94        16       12            32      106
 Electric generation plants       --        --        42       14            42       14
                            --------------------------------------------------------------
                                  41     $ 285        58     $ 26            99      311
 Balancing accounts and other                                                        ( 2)
                                                                                 --------
   Total                                                                           $ 309
-------------------------------------------------------------------------------------------



The increase in electric revenues was primarily due to the effect of higher electric commodity costs, which are passed on to customers without markup, and increased off-system sales, partially offset by the downward effect of the DWR's purchases of SDG&E's net short. DWR's purchases of SDG&E's net short and the corresponding sale to SDG&E's customers are excluded from SDG&E's income statement. Also partly offsetting the increase are reductions in customer demand, arising from conservation efforts encouraged by the State of California program to give bill credits (funded by the DWR) to customers who significantly reduce usage. It is uncertain when SDG&E's electric volumes will return to levels of prior years.

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

FACTORS INFLUENCING FUTURE PERFORMANCE

Note 2 of the notes to Consolidated Financial Statements describes events in the deregulation of California's electric utility industry and the effects thereof on SDG&E, including the suspension of direct access.

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

In April 2001, SDG&E filed its 2000 PBR report with the CPUC. For 2000, SDG&E exceeded all six performance indicator benchmarks, resulting in a request for a total net reward of $11.7 million. The CPUC has not yet approved this report and these awards have not been recorded. In addition, SDG&E achieved an actual 2000 rate of return of
8.70 percent which is below the authorized 8.75 percent. This results in no sharing of earnings in 2000 under the PBR sharing mechanism (as described in the Company's 2000 Annual Report).

SDG&E's PBR mechanism is in effect through December 31, 2002, at which time the mechanisms will be updated. That update is described in the Company's 2000 Annual Report. The PBR and Cost of Service (COS) cases for SoCalGas and SDG&E were both due to be filed on December 21, 2001. However, both SoCalGas' and SDG&E's PBR/COS cases were delayed by an October 10, 2001 CPUC decision such that the resulting rates would be effective in 2004 instead of 2003. The decision also denies the utilities' request to continue 50/50 allocation between ratepayers and shareholders of the estimated merger savings discussed above and, instead, orders that 100 percent of the estimated 2003 merger benefits go to ratepayers. The portion to be refunded to electric ratepayers will be credited to the Transition Cost Balancing Account, based on the net present value (NPV) in 2001 of the savings for 2003. Merger savings related to 2001 and 2002 also will be so credited. The combined NPV is estimated to be $39 million. Merger savings allocable to gas ratepayers will be refunded through once-a-year bill credits, as has been the case.

Biennial Cost Allocation Proceeding (BCAP)

Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in customer demand from estimates previously used in establishing customer natural gas transportation rates. The mechanism substantially eliminates the effect on income of variances in market demand and natural gas transportation costs. SDG&E filed its 2003 BCAP on October 5, 2001.

Cost of Capital

Electric-industry restructuring has changed the method of calculating the utility's annual cost of capital. In June 1999, the CPUC adopted a
10.6 percent return on common equity and an 8.75 percent return on rate base for SDG&E's electric-distribution and natural gas businesses. These rates will remain in effect through 2002. An application is required to be filed by May 8, 2002, addressing ROE, ROR and capital structure for 2003. The electric-transmission cost of capital is determined under a separate FERC proceeding.

Utility Integration

On September 20, 2001 the CPUC approved Sempra Energy's request to integrate the management teams of SoCalGas and SDG&E. Utility operations/management was not, and is not expected to be, shifted to the parent company. CPUC approval would be required if such a shift were contemplated. The decision retains the separate identities of both utilities and is not a merger. Instead, utility integration is a reorganization that consolidates senior management functions of the two utilities and returns to the utilities a significant portion of shared support services currently provided by Sempra Energy's centralized corporate center. Once implemented, the integration is expected to result in more efficient and effective operations.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

The CPUC has initiated an investigation into the relationship between California's investor-owned utilities and their parent holding companies. Among the matters to be considered in the investigation are utility dividend policies and practices and obligations of the holding companies to provide financial support for utility operations. The investigation is currently on hold while certain jurisdictional issues are being resolved.

NEW ACCOUNTING STANDARDS

Effective January 1, 2001, the Company adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of this new standard on January 1, 2001, did not have a material impact on earnings. For further information regarding the implementation of SFAS 133, see Note 4 of the notes to Consolidated Financial Statements.

In July 2001 the Financial Accounting Standards Board (FASB) approved three statements, SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset
Retirement Obligations."

-- SFAS 141 provides guidance on the accounting for a business combination at the date the combination is completed. It requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The pooling-of-interest method is eliminated.

-- SFAS 142 provides guidance on how to account for goodwill and other intangible assets after the acquisition is complete. Goodwill and certain other intangible assets will no longer be amortized and will be tested in the aggregate for impairment at least annually. Goodwill will not be tested on an acquisition-by-acquisition basis. SFAS 142 applies to existing goodwill and other intangible assets, beginning with fiscal years starting after December 15, 2001.

-- SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

In August 2001 the FASB approved SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.

The Company has not yet determined the effect on its financial statements of SFASs 141-144 or of the various subsequent guidance concerning SFAS 133/138.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the Company subsequent to those discussed in the Annual Report for 2000. As noted in that report, SDG&E may, at times, be exposed to limited market risk in its natural gas purchase, sale and storage activities as a result of activities under SDG&E's gas PBR. The risk is managed within the parameters of the Company's market-risk management and trading framework. However, to lessen the impact on customers from the unprecedented natural gas price volatility at the California border during the first quarter of 2001, SDG&E began hedging a larger portion of its customer natural gas requirements than in the past. As of March 31, 2001, the Value at Risk (VaR) of the hedges was $7.5 million. During the second and third quarters of 2001, the gas hedging activity at SDG&E was sharply reduced and, as of September 30, 2001, the VaR of the SDG&E hedges was $200,000. This represents the 50-percent shareholder portion under the PBR mechanism and excludes the 50-percent portion subject to rate recovery. In addition, certain fixed price contracts that traditionally have not been considered derivatives, but now meet the derivative definition under SFAS 133 (see "New Accounting Standards" above), are excluded from the VaR amounts due to the offsetting regulatory asset or liability.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as otherwise described in this report, the Company's 2000 Annual Report, or its March 31, 2001 or June 30, 2001 Quarterly Reports on Form 10-Q, neither the Company nor its subsidiary is party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 5.   OTHER INFORMATION

On November 6, 2001, the board of directors of the Company was reconstituted with the following individuals now comprising all of the incumbent directors:

Frank H. Ault, Senior Vice President and Controller of Sempra Energy; Edwin A. Guiles, Group President - Regulated Business Units of Sempra Energy and Chairman of SDG&E and SoCalGas; and Debra L. Reed,
President of SDG&E.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after June 30, 2001:

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


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)


Date: November 13, 2001           By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President