Form 10-K
period 2001-12-31
SAN DIEGO GAS & ELECTRIC CO
filed 2002-03-21
CIK 86521

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended    December 31, 2001
                                                 --------------------
   OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Exhibit Index on page 70.  Glossary on page 75.

Aggregate market value of the voting preferred stock held by non-affiliates of the registrant as of February 28, 2002 was $19 million.

Registrant's common stock outstanding as of February 28, 2002 was wholly owned by Enova Corporation.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Information Statement prepared for the May 2002 annual meeting of shareholders are incorporated by reference into
Part III.

                        TABLE OF CONTENTS

PART I
Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . .3
Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . 15
Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . 15
Item 4.  Submission of Matters to a Vote of Security Holders. . 15

PART II
Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . 15
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . 16
Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . 16
Item 7A. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . 31
Item 8.  Financial Statements and Supplementary Data. . . . . . 31
Item 9.  Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . 66

PART III
Item 10. Directors and Executive Officers of the Registrant . . 66
Item 11. Executive Compensation . . . . . . . . . . . . . . . . 66
Item 12. Security Ownership of Certain Beneficial Owners
            and Management. . . . . . . . . . . . . . . . . . . 67
Item 13. Certain Relationships and Related Transactions . . . . 67

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . 67

Independent Auditors' Consent . . . . . . . . . . . . . . . . . 68

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . 69

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the CPUC, the California Legislature, the DWR, and the FERC; the financial condition of other investor-owned utilities; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this annual report and other reports filed by the company from time to time with the Securities and Exchange Commission.

                             PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

A description of San Diego Gas & Electric (SDG&E or the company) is given in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

GOVERNMENT REGULATION

Local Regulation
SDG&E has electric franchises with the three counties and the 26 cities, and gas franchises with one county and the 23 cities in its service territory. These franchises allow SDG&E to locate facilities for the transmission and distribution of electricity and/or natural gas in the streets and other public places. The franchises do not have fixed terms, except for the electric and natural gas franchises with the cities of Chula Vista (2003), Encinitas (2012), San Diego (2021) and Coronado (2028); and the natural gas franchises with the city of Escondido (2036) and the county of San Diego (2030).

California Utility Regulation
The State of California Legislature, from time to time, passes laws that regulate SDG&E's operations. For example, in 1996 the legislature passed an electric industry deregulation bill, and then in 2000 and 2001 passed additional bills aimed at addressing problems in the deregulated electric industry. In addition, the legislature enacted a law in 1999 addressing natural gas industry restructuring.
     The California Public Utilities Commission (CPUC), which consists of five commissioners appointed by the Governor of California for staggered six-year terms, regulates SDG&E's rates and conditions of service, sales of securities, rate of return, rates of depreciation, uniform systems of accounts, examination of records, and long-term resource procurement. The CPUC also conducts various reviews of utility performance and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.
     The California Energy Commission (CEC) has discretion over electric-demand forecasts for the state and for specific service territories. Based upon these forecasts, the CEC determines the need for additional energy sources and for conservation programs. The CEC sponsors alternative-energy research and development projects, promotes energy conservation programs and maintains a state-wide plan of action in case of energy shortages. In addition, the CEC certifies power-plant sites and related facilities within California.

United States Utility Regulation
The Federal Energy Regulatory Commission (FERC) regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the uniform systems of accounts, rates of depreciation, and electric rates involving sales for resale.
     The Nuclear Regulatory Commission (NRC) oversees the licensing, construction and operation of nuclear facilities. NRC regulations require extensive review of the safety, radiological and environmental aspects of these facilities. Periodically, the NRC requires that newly developed data and techniques be used to re-analyze the design of a nuclear power plant and, as a result, requires plant modifications as a condition of continued operation in some cases.

Licenses and Permits
SDG&E obtains a number of permits, authorizations and licenses in connection with the transmission and distribution of natural gas and electricity. They require periodic renewal, which results in continuing regulation by the granting agency.
     Other regulatory matters are described in Notes 12 and 13 of the notes to Consolidated Financial Statements herein.

SOURCES OF REVENUE

Information on this topic is provided in Note 2 of the notes to Consolidated Financial Statements herein.

ELECTRIC OPERATIONS

Resource Planning
In 1996, California enacted legislation restructuring California's investor-owned electric utility industry. The legislation and related decisions of the CPUC were intended to stimulate competition and reduce rates. Beginning on March 31, 1998, customers were given the opportunity to choose to continue to purchase their electricity from the local utility under regulated tariffs, to enter into contracts with other energy service providers (direct access), or to buy their power from the California Power Exchange (PX) that served as a wholesale power pool allowing all energy producers to participate competitively. However, supply/demand imbalances and a number of factors resulted in abnormally high wholesale electric prices beginning in mid-2000, which caused SDG&E's monthly customer bills to be substantially higher than normal. These conditions and the resultant abnormally high electric-commodity prices continued into 2001. In response to these high commodity prices, the California legislature has adopted legislation intended to stabilize the California electric utility industry and reduce wholesale electric commodity prices. These actions include the California Department of Water and Resources (DWR) purchasing the net short position of SDG&E (the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts) and the Memorandum of Understanding (MOU) entered into by representatives of California Governor Davis, the DWR, Sempra Energy, and SDG&E. Subject to CPUC approval, the MOU contemplated the implementation of a series of transactions and regulatory settlements and actions to resolve many of the issues affecting SDG&E and its customers arising out of the California energy crisis.
     Additional information concerning the MOU and electric-industry restructuring in general is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 12 and 13 of the notes to Consolidated Financial Statements herein.

Electric Resources
In connection with California's electric-industry restructuring, beginning March 31, 1998, the California investor-owned utilities
(IOUs) were obligated to bid their power supply, including owned generation and purchased-power contracts, into the PX. The IOUs also were obligated to purchase from the PX the power that they sell. In 1999, SDG&E completed divestiture of its owned generation other than nuclear. An Independent System Operator (ISO) schedules power transactions and access to the transmission system. As discussed in
Note 12 of the notes to Consolidated Financial Statements, due to the conditions in the California electric utility industry, the PX suspended its trading operations on January 31, 2001. SDG&E has been granted authority by the CPUC to purchase up to 1,900 megawatts of power through bilateral contracts. Also, as discussed above, the California legislature passed laws (e.g., Assembly Bill 1 in February
2001), authorizing the DWR to enter into long-term contracts to purchase the portion of power used by SDG&E customers that is not provided by SDG&E's existing supply. Based on generating plants in service and purchased-power contracts currently in place, at February 28, 2002, the megawatts (mW) of electric power available to SDG&E are as follows:

    Source                                         mW
    --------------------------------------------------
    Nuclear generating plants                      430*
    Long-term contracts with other utilities        84
    Contracts with others                          359
                                                 -----
            Total                                  873
                                                 =====
    * Net of plants' internal usage

San Onofre Nuclear Generating Station (SONGS): SDG&E owns 20 percent of the three nuclear units at SONGS (located south of San Clemente, California). The cities of Riverside and Anaheim own a total of 5 percent of Units 2 and 3. Southern California Edison (Edison) owns the remaining interests and operates the units.
     Unit 1 was removed from service in November 1992 when the CPUC issued a decision to permanently shut down the unit. At that time SDG&E began the recovery of its remaining capital investment, with full recovery completed in April 1996. The unit's spent nuclear fuel has been removed from the reactor and is stored on-site. In March 1993, the NRC issued a Possession-Only License for Unit 1, and the unit was placed in a long-term storage condition in May 1994. In June 1999, the CPUC granted authority to begin decommissioning Unit 1. Decommissioning work is now in progress.
     Units 2 and 3 began commercial operation in August 1983 and April 1984, respectively. SDG&E's share of the capacity is 214 mW of Unit 2 and 216 mW of Unit 3.
     SDG&E deposits funds in an external trust to provide for the decommissioning of all three units.
     During 2001, SDG&E spent $6 million on capital additions and modifications of Units 2 and 3, and expects to spend $9 million in 2002.
     Additional information concerning the SONGS units, nuclear decommissioning and industry restructuring is provided below and in "Environmental Matters" and "Electric Properties" herein, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 5, 11 and 12 of the notes to Consolidated Financial Statements herein.

Purchased Power: The following table lists contracts with SDG&E's various suppliers:

                        Expiration        Megawatt
  Supplier                 Date          Commitment  Source
------------------------------------------------------------------

Long-Term Contracts with Other Utilities:

Portland General
  Electric (PGE)        December 2013           84      Coal
                                            ------
                  Total                         84
                                            ======
Other Contracts:

Qualifying Facilities (QFs)  --

  Applied Energy        December 2019          102      Cogeneration

  Yuma Cogeneration     June 2024               50      Cogeneration

  Goal Line Limited
  Partnership           December 2025           50      Cogeneration

  Other QFs (73)        Various                 32      Cogeneration
                                            ------
                                               234
Others  --

  Various (3)           December 2003          125      System Supply
                                            ------
                  Total                        359
                                            ======

Under the contract with PGE, SDG&E pays a capacity charge plus a charge based on the amount of energy received. Charges under this contract are based on PGE's costs, including lease payments, fuel expenses, operating and maintenance expenses, transmission expenses, administrative and general expenses, and state and local taxes. Costs under the contracts with QFs are based on SDG&E's avoided cost. Charges under the remaining contracts are for firm energy only and are based on the amount of energy received. The prices under these contracts are at the market value at the time the contracts were negotiated.
     Additional information concerning SDG&E's purchased-power contracts is provided below, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of the notes to Consolidated Financial Statements herein.

Power Pools
SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 220 investor-owned and municipal utilities, state and federal power agencies, energy brokers, and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms that have been pre-approved by FERC.

Transmission Arrangements
Pacific Intertie (Intertie): The Intertie, consisting of AC and DC transmission lines, connects the Northwest with SDG&E, Pacific Gas & Electric (PG&E), Edison and others under an agreement that expires in July 2007. SDG&E's share of the Intertie is 266 mW.
     Southwest Powerlink: SDG&E's 500-kilovolt Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego. SDG&E's share of the line is 970 mW, although it can be less, depending on specific system conditions.
     Mexico Interconnection: Mexico's Baja California Norte system is connected to SDG&E's system via two 230-kilovolt interconnections with firm capability of 408 mW in the north to south direction and 800 mW in the south to north direction.
     Due to electric-industry restructuring (see "Transmission Access" below), the operating rights of SDG&E on these lines have been transferred to the ISO.

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

Fuel and Purchased-Power Costs
The following table shows the percentage of each electric-fuel source used by SDG&E and compares the kilowatt hour (kWh) costs of the fuels with each other and with the total cost of purchased power:

                    Percent of kWh            Cents per kWh
---------------------------------------------------------------
                  2001    2000    1999     2001    2000    1999
                 -----   -----   -----     ----    ----    ----
Natural gas *       --      --     6.5       --      --     3.0
Nuclear fuel      30.1    14.9    12.6      0.5     0.5     0.5
                 -----   -----   -----
Total generation  30.1    14.9    19.1
Purchased power
  and ISO/PX      69.9    85.1    80.9      9.4     9.7     3.7
                  -----   -----   -----
Total            100.0%  100.0%  100.0%
                 ======  ======  ======

* SDG&E sold its fossil-fuel generating plants during the quarter ended June 30, 1999.
     The cost of purchased power includes capacity costs as well as the costs of fuel. The cost of natural gas includes transportation costs. The costs of natural gas and nuclear fuel do not include SDG&E's capacity costs. While fuel costs are significantly less for nuclear units than for other units, capacity costs are higher.
     As discussed above in "Resource Planning" and "Electric Resources", during February 2001 the DWR began purchasing the portion of power used by SDG&E customers that was not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts.

Electric Fuel Supply
Natural Gas: Information concerning natural gas is provided in "Natural Gas Operations" herein.
     Nuclear Fuel: The nuclear-fuel cycle includes services performed by others under contract through 2003, including mining and milling of uranium concentrate, conversion of uranium concentrate to uranium hexafluoride, enrichment services, and fabrication of fuel assemblies.
     Spent fuel from SONGS is being stored on site, where storage capacity will be adequate at least through 2005. If necessary, modifications in fuel storage technology can be implemented to provide on-site storage capacity for operation through 2022, the expiration date of the NRC operating license. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy (DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel. SDG&E pays a disposal fee of $0.90 per megawatt-hour of net nuclear generation, or approximately $3 million per year. The DOE projects it will not begin accepting spent fuel until 2010.
     To the extent not currently provided by contract, the availability and the cost of the various components of the nuclear-fuel cycle for SDG&E's nuclear facilities cannot be estimated at this time.
     Additional information concerning nuclear-fuel costs is provided in Note 11 of the notes to Consolidated Financial Statements herein.

NATURAL GAS OPERATIONS

SDG&E purchases and distributes natural gas to 774,000 end-use customers throughout the western portion of San Diego County. The company also transports natural gas to over 1,000 customers who procure their natural gas from other sources.




Supplies of Natural Gas
SDG&E buys natural gas under several short-term and long-term contracts. Short-term purchases are from various Southwest U.S. and Canadian suppliers and are primarily based on monthly spot-market prices. SDG&E transports gas under long-term firm pipeline capacity agreements that provide for annual reservation charges, which are recovered in rates. SDG&E has long-term natural gas transportation contracts with various interstate pipelines which expire on various dates between 2003 and 2023. SDG&E has a long-term purchase agreement with a Canadian supplier that expires in August 2003, and in which the delivered cost is tied to the California border spot-market price. SDG&E purchases natural gas on a spot basis to fill its additional long-term pipeline capacity. SDG&E intends to continue using the long-term pipeline capacity in other ways as well, including the transport of other natural gas for its own use and the release of a portion of this capacity to third parties.
     Most of the natural gas purchased and delivered by the company is produced outside of California. These supplies are delivered to the pipeline owned by an SDG&E affiliate, Southern California Gas Company (SoCalGas), at the California border by interstate pipeline companies, primarily El Paso Natural Gas Company and Transwestern Natural Gas Company. These interstate companies provide transportation services for supplies purchased from other sources by the company or its transportation customers. The rates that interstate pipeline companies may charge for natural gas and transportation services are regulated by the FERC. All natural gas is delivered to SDG&E under a transportation and storage agreement with SoCalGas.



The following table shows the sources of natural gas deliveries from 1997 through 2001.

     Years Ended December 31
                                      ------------------------------------------
                                     2001      2000      1999      1998     1997
--------------------------------------------------------------------------------
Gas Purchases (billions of
    cubic feet)                        53        58        75       118      101

Customer-owned and
  exchange receipts                   104        85        47        19       18

Storage withdrawal
   (injection) - net                   (2)        1         4        (3)       1

Company use and
  unaccounted for                      --        (5)       --        (2)      (1)
                                   -------   -------   -------   -------   ------
    Net Deliveries                    155       139       126       132      119
                                   =======   =======   =======   =======   ======
Cost of gas purchased*
  (millions of dollars)             $ 482     $ 277     $ 205     $ 327    $ 313
                                   -------   -------   -------   -------   ------
Average commodity cost of purchases
  (Dollars per thousand cubic feet) $9.09     $4.77     $2.73     $2.77    $3.10
                                   =======   =======   =======   =======  =======
* Includes interstate pipeline demand charges

Market-sensitive natural gas supplies (supplies purchased on the spot market, ranging from one month to two years, as well as under longer-term contracts based on spot prices) accounted for nearly all of total natural gas volumes purchased by the company. The average price of natural gas at the California/Arizona border was $7.27/mmbtu in 2001, compared with $6.25/mmbtu in 2000, and $2.33/mmbtu in 1999.
     Supply/demand imbalances and a number of other factors associated with California's energy crisis in late 2000 and in early 2001 resulted in higher natural gas prices during that period. Prices for natural gas have subsequently decreased in the later part of 2001. As of December 31, 2001, the average spot cash price at the California/Arizona border was $2.63/mmbtu.
     The company provided transportation services for the customer-owned natural gas. The company estimates that sufficient natural gas supplies will be available to meet the requirements of its customers for the next several years.

Customers
For regulatory purposes, customers are separated into core and noncore customers. Core customers are primarily residential and small commercial and industrial customers, without alternative fuel capability. There are 775,000 core customers (746,000 residential and 29,000 small commercial and industrial). There are 82 noncore customers which consist primarily of electric generating plants (UEG), wholesale purchasers, and large commercial and industrial customers.
     Most core customers purchase natural gas directly from the company. Core customers are permitted to aggregate their natural gas requirement and, up to a limit of 10 percent of the company's core market, to purchase natural gas directly from brokers or producers. Beginning in 2002, the CPUC authorized the removal of the 10 percent limit. The company continues to be obligated to purchase reliable supplies of natural gas to serve the requirements of its core customers. The California utilities recently filed an application with the CPUC to combine their core procurement portfolios. On March 6, 2002, a proposed decision was issued which, if approved, will allow SDG&E and SoCalGas to combine their core procurement portfolios. A final CPUC decision is expected in mid-2002.
     Beginning in 2002, utility procurement services offered to noncore customers will be phased out. Noncore customers will have the option to either become core customers, and continue to receive utility procurement services, or remain noncore customers and purchase their natural gas from other sources, such as brokers or producers. Noncore customers will also have to make arrangements to deliver their purchases to the company's receipt points for delivery through the company's transmission and distribution system.
     In 2001, approximately 89 percent of the CPUC-authorized natural gas margin was allocated to the core customers, with 11 percent allocated to the noncore customers.
     Although revenues from transportation throughput is less than for natural gas sales, the company generally earns the same margin whether the company buys the gas and sells it to the customer or transports natural gas already owned by the customer.

Demand for Natural Gas
Natural gas is a principal energy source for residential, commercial, industrial and electric generating plant customers. Natural gas competes with electricity for residential and commercial cooking, water heating, space heating and clothes drying, and with other fuels for large industrial, commercial customers and UEG uses. Growth in the natural gas markets is largely dependent upon the health and expansion of the southern California economy. The company added approximately 12,000 and 13,000 new customer meters in 2001 and 2000, respectively, representing growth rates of approximately 1.6 percent and 1.8 percent, respectively. The company expects its growth rate for 2002 will approximate that of 2001.
     During 2001, 90 percent of residential energy customers in the company's service area used natural gas for water heating, 75 percent for space heating, 55 percent for cooking and 40 percent for clothes drying.
     Demand for natural gas by noncore customers is very sensitive to the price of competing fuels. Although the number of noncore customers in 2001 was only 82, they accounted for approximately 8 percent of the authorized natural gas revenues and 67 percent of total natural gas volumes. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, competing pipelines and general economic conditions can result in significant shifts in demand and market price. The demand for natural gas by large UEG customers is also greatly affected by the price and availability of electric power generated in other areas.
     Effective March 31, 1998, electric industry restructuring gave California consumers the option of selecting their electric energy provider from a variety of local and out-of-state producers. As a result, natural gas demand for electric generation within southern California competes with electric power generated throughout the western United States. Although electric industry restructuring has no direct impact on the company's natural gas operations, future volumes of natural gas transported for electric generating plant customers may be significantly affected to the extent that regulatory changes divert electricity generation from the company's service area.

Other
Additional information concerning customer demand and other aspects of natural gas operations is provided under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Notes 11, 12 and 13 of the notes to Consolidated Financial Statements herein.

RATES AND REGULATION

Electric Industry Restructuring
A flawed electric-industry restructuring plan, electricity supply/demand imbalances and legislative and regulatory responses have significantly impacted the company's operations. Additional information on electric-industry restructuring is provided above under "Electric Operations," in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Note 12 of the notes to Consolidated Financial Statements herein.

Natural Gas Industry Restructuring
The natural gas industry in California experienced an initial phase of restructuring during the 1980s. In December 2001 the CPUC issued a decision adopting provisions affecting the structure of the natural gas industry in California, some of which could introduce additional volatility into the earnings of SDG&E and other market participants. Additional information on natural gas industry restructuring is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 13 of the notes to Consolidated Financial Statements herein.

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

Cost of Capital
The authorized cost of capital is determined by an automatic adjustment mechanism based on changes in certain capital market indices. Additional information on SDG&E's cost of capital is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 12 of the notes to Consolidated Financial Statements herein.

ENVIRONMENTAL MATTERS

Discussions about environmental issues affecting SDG&E are included in "Management's Discussion and Analysis of Financial Condition and
Results of Operations" herein. The following additional information should be read in conjunction with those discussions.

Hazardous Substances
In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, a mechanism that allows SDG&E and other utilities to recover in rates the costs associated with the cleanup of sites contaminated with hazardous waste. In general, utilities are allowed to recover 90 percent of their cleanup costs and any related costs of litigation.
     During the early 1900s, SDG&E and its predecessors manufactured gas from coal or oil. The manufacturing sites often have become contaminated with the hazardous residual by-products of the process. SDG&E has identified three former manufactured-gas plant sites. These sites have been remediated and closure letters have been received for two of the sites (discussed below).
     Under authority from the Redevelopment Agency for the City of San Diego, and under oversight by the County of San Diego, Station A (a former electric generating facility) has been undergoing remediation since 1998. The vast majority of remedial activities were completed in 1999 and early 2000. $8.7 million was spent in 1999, with an additional $1.3 million spent in 2000 and $0.3 million spent in 2001. Included in the activity was remediation of several underground storage tanks, cleanup of lead-contaminated soil on one block of Station A, and remediation of fuel oil believed to have leaked from pipelines under city streets. All closure letters have been received from the County, with the exception of one open case related to ongoing groundwater monitoring. At December 31, 2001, the estimated remaining remediation liability is less than $0.2 million. As properties are developed, there remains a possibility that additional contaminated soil will be found.
     Remediation was completed in 2000 at SDG&E's former manufactured-gas plant site in Oceanside at the cost of $0.5 million. Offsite cleanup was completed in 2001 at a cost of $47,000.
     SDG&E sold its fossil-fuel generating facilities in 1999. As a part of its due diligence for the sale, SDG&E conducted a thorough environmental assessment of the facilities. Pursuant to the sale agreements for such facilities, SDG&E and the buyers have apportioned responsibility for such environmental conditions generally based on contamination existing at the time of transfer and the cleanup level necessary for the continued use of the sites as industrial sites. While the sites are relatively clean, the assessments identified some instances of significant contamination, principally resulting from hydrocarbon releases, for which SDG&E has a cleanup obligation under the agreement. Estimated costs to perform the necessary remediation are $11 million. These costs were offset against the sales price for the facilities, together with other appropriate costs, and the remaining net proceeds were included in the calculation of customer rates. Remediation of the plants commenced in early 2001. During 2001, cleanup was completed at three minor sites at a cost of $0.3 million. Also during 2001, additional assessments were performed at the primary sites at a cost of $0.3 million. Cleanup completion is expected by the end of 2002.
     Demolition of the Encanto Gas Holder Station began in 2000. The site, taken out of service in 1995, consisted of a compressor building and over nine miles of 30-inch diameter steel pipe used to store gas. Contamination issues at the site include asbestos and hydrocarbons. Completion of the cleanup is expected in 2002. Cleanup expenses through the end of 2001 were $0.9 million and remaining expenses, expected to be incurred in 2002, are estimated at $0.5 million.
     SDG&E lawfully disposed of wastes at permitted facilities owned and operated by other entities. Operations at these facilities may result in actual or threatened risks to the environment or public health. Under California law, businesses that arrange for legal disposal of wastes at a permitted facility from which wastes are later released, or threaten to be released, can be held financially responsible for corrective actions at the facility.
     SDG&E and 10 other entities have been named potentially responsible parties (PRPs) by the California Department of Toxic Substances Control (DTSC) as liable for any required corrective action regarding contamination at an industrial waste disposal site in Pico Rivera, California. DTSC has taken this action because SDG&E and others sold used electrical transformers to the site's owner. SDG&E and the other PRPs have entered into a cost-sharing agreement to provide funding for the implementation of a consent order between DTSC and the site owner for the development of a cleanup plan. SDG&E's interim share under the agreement is 10.1 percent, subject to adjustment based on ultimate responsibility allocations. The total estimate for all PRPs is $1 million for the development of the cleanup plan and $2 million to $8 million for the actual cleanup. Since inception, SDG&E's share of the cleanup expenses was $0.2 million, including $47,000 in 2001.
     At December 31, 2001, SDG&E's estimated remaining investigation and remediation liability related to hazardous waste sites, including the manufactured-gas sites, was $1 million, of which 90 percent is authorized to be recovered through the Hazardous Waste Collaborative mechanism. This estimated cost excludes remediation costs associated with SDG&E's former fossil-fueled power plants. The company believes that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on SDG&E's consolidated results of operations or financial position.
     Estimated liabilities for environmental remediation are recorded when amounts are probable and estimable. Amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism are recorded as a regulatory asset.

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

Air and Water Quality
California's air quality standards are more restrictive than federal standards. However, as a result of the sale of the company's fossil-fuel generating facilities, the company's primary air-quality issue, compliance with these standards has now less significance to the company's operations.
     The transmission and distribution of natural gas require the operation of compressor stations, which are subject to increasingly stringent air-quality standards. Costs to comply with these standards are recovered in rates.
     In connection with the issuance of operating permits, SDG&E and the other owners of SONGS reached agreement with the California Coastal Commission to mitigate the environmental damage to the marine environment attributed to the cooling-water discharge from SONGS Units 2 and 3. This mitigation program includes an enhanced fish-protection system, a 150-acre artificial reef and restoration of 150 acres of coastal wetlands. In addition, the owners must deposit $3.6 million with the state for the enhancement of fish hatchery programs and pay for monitoring and oversight of the mitigation projects. SDG&E's share of the cost is estimated to be $27.7 million. These mitigation projects are expected to be completed by 2007.

OTHER MATTERS

Research, Development and Demonstration (RD&D)
For 2001, the CPUC authorized SDG&E to fund $1.2 million and $4 million for its natural gas and electric RD&D programs, respectively, which includes $3.9 million to the CEC for its PIER (Public Interest Energy Research) Program. SDG&E co-funded several of these projects with the CEC. Annual RD&D costs have averaged $4.4 million over the past three years.

Employees of Registrant
As of December 31, 2001, SDG&E had 3,106 employees, compared to 3,248 at December 31, 2000.

Wages
Certain employees at SDG&E are represented by the International
Brotherhood of Electrical Workers, Local 465. The current contract runs through August 31, 2004.

ITEM 2. PROPERTIES

Electric Properties
SDG&E's generating capacity is described in "Electric Resources" herein.
     SDG&E's electric transmission and distribution facilities include substations, and overhead and underground lines. The electric facilities are located in San Diego, Imperial and Orange counties and in Arizona, and consist of 1,799 miles of transmission lines and 20,428 miles of distribution lines. Periodically various areas of the service territory require expansion to accommodate customer growth.

Natural Gas Properties
SDG&E's natural gas facilities are located in San Diego and Riverside counties and consist of the Moreno and Rainbow compressor stations, 166 miles of high pressure transmission pipelines, 7,449 miles of high and low pressure distribution mains, and 5,989 miles of service lines.

Other Properties
SDG&E occupies an office complex in San Diego pursuant to an operating lease ending in 2007. The lease can be renewed for two five-year periods.
     SDG&E owns or leases other offices, operating and maintenance centers, shops, service facilities, and equipment necessary in the conduct of business.

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



ITEM 6. SELECTED FINANCIAL DATA

                                  At December 31, or for the years then ended
                                ------------------------------------------------
                                  2001      2000      1999      1998      1997
                                --------   -------   -------   -------   -------
                                              (Dollars in millions)
Income Statement Data:
   Operating revenues           $2,313     $2,671     $2,207    $2,249    $2,167
   Operating income             $  219     $  235     $  281    $  286    $  317
   Dividends on preferred stock $    6     $    6     $    6    $    6    $    6
   Earnings applicable to
      common shares             $  177     $  145     $  193    $  185    $  232

Balance Sheet Data:
   Total assets                 $5,444     $4,734     $4,366    $4,257    $4,654
   Long-term debt               $1,229     $1,281     $1,418    $1,548    $1,788
   Short-term debt (a)          $   93     $   66     $   66    $   72    $   73
   Preferred stock subject to
     mandatory redemption       $   25     $   25     $   25    $   25    $   25
   Shareholders' equity         $1,165     $1,138     $1,393    $1,203    $1,465

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

This section includes management's discussion and analysis of operating results from 1999 through 2001, and provides information about the capital resources, liquidity and financial performance of San Diego Gas & Electric (SDG&E or the company). It also focuses on the major factors expected to influence future operating results and discusses investment and financing plans. It should be read in conjunction with the Consolidated Financial Statements included in this Annual Report.
     The company is an operating public utility engaged in electric and natural gas businesses which provide services to 3 million customers. It generates and purchases electric energy and distributes it through 1.2 million electric meters in San Diego County and an adjacent portion of southern Orange County, California. It also purchases and distributes natural gas through 0.8 million meters in San Diego County and transports electricity and gas for others. SDG&E's only subsidiary is SDG&E Funding LLC, which was formed to facilitate the issuance of SDG&E's rate reduction bonds as described in Note 4 of the notes to Consolidated Financial Statements.

Business Combination

Sempra Energy was formed to serve as a holding company for Pacific Enterprises (PE), the parent corporation of the Southern California Gas Company (SoCalGas), and Enova Corporation (Enova), the parent corporation for SDG&E, in connection with a tax-free business combination that became effective on June 26, 1998 (the business combination). In connection with the business combination, the holders of common stock of PE and Enova became the holders of Sempra Energy's common stock. See Note 1 of the notes to Consolidated Financial Statements for additional information.

Capital Resources and Liquidity

The company's operations have historically been a major source of liquidity. However, beginning in the third quarter of 2000 and continuing into the first quarter of 2001, SDG&E's liquidity and its ability to make funds available to Sempra Energy were adversely affected by the electric cost undercollections resulting from a temporary ceiling on electric rates legislatively imposed in response to high electric costs. Significant growth in these undercollections has ceased as a result of an agreement with the California Department of Water and Resources (DWR), under which the DWR is obligated to purchase SDG&E's full net short position consisting of the power and ancillary services required by SDG&E's customers that are not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. The agreement extends through December 31, 2002. In addition, the California Public Utilities Commission (CPUC) is conducting proceedings intended to establish guidelines and procedures for the eventual resumption of electricity procurement by SDG&E and the other California investor-owned utilities (IOUs). In addition, electric costs are now below and are expected to remain below the rates under the rate ceiling. See further discussion in Note 12 of the notes to Consolidated Financial Statements.
     In June 2001, representatives of California Governor Davis, the DWR, Sempra Energy and SDG&E entered into a Memorandum of Understanding (MOU) contemplating the implementation of a series of transactions and regulatory settlements and actions to resolve many of the issues affecting SDG&E and its customers arising out of the California energy crisis. Many of the significant elements of the MOU have received the requisite approvals of the CPUC and have been implemented. These include settlement of reasonableness reviews and the application by SDG&E of its $100 million refund involving the prudence of its purchased-power costs and its overcollections in other regulatory balancing accounts to reduce the rate-ceiling balancing account to $392 million at December 31, 2001.
     However, in January 2002, the CPUC rejected the MOU's proposed settlement regarding the rate-making treatment of favorably priced intermediate-term electricity purchase contracts held by SDG&E. In May 2001, the CPUC issued a decision that, effective February 1, 2001, electricity purchased under these contracts was to be provided by SDG&E to its customers at cost. This decision is inconsistent with prior CPUC staff positions that the electricity was to be provided at current market prices, with any resulting profits or losses borne by SDG&E.
     In accordance with the May 2001 CPUC decision, SDG&E ceased recording profits from these contracts effective February 1, 2001, and none of the profits from the contracts, which have now expired, are included in the rate-ceiling balancing account. SDG&E had appealed the CPUC's decision to the California Court of Appeals, but held the appeal in abeyance pending the settlement contemplated by the MOU, under which $219 million of the contract profits (including those that would have been attributable to periods subsequent to February 1, 2001 and, therefore, are not reflected in income) would have been applied to reduce the rate-ceiling balancing account, with the balance of the profits retained by SDG&E. Following the CPUC rejection of this portion of the MOU in January 2002, SDG&E is proceeding with its appeal and has also filed a complaint in federal district court in San Diego against the CPUC alleging that the CPUC's actions constitute an unconstitutional taking and have denied SDG&E its due process rights. The timing and manner of resolution of this issue will affect SDG&E's cash flows from the rate-ceiling balancing account.
     For additional discussion, see "Factors Influencing Future Performance--Electric Industry Restructuring and Electric Rates" herein and Note 12 of the notes to Consolidated Financial Statements.

Cash Flows From Operating Activities

Net cash provided by operating activities totaled $557 million, $174 million and $520 million for 2001, 2000 and 1999, respectively.
     The increase in cash flows from operating activities in 2001 compared to 2000 was primarily due to lower customer refunds paid by SDG&E in 2001 (see below) and the increase in overcollected regulatory balancing accounts, partially offset by a decrease in accounts payable. The decrease in accounts payable was due to decreases in the average prices for natural gas and the DWR's purchasing of SDGE's net short position for power.
     The decrease in cash flows from operating activities in 2000 was primarily due to SDG&E's refunds to customers for surplus rate-reduction-bond proceeds, SDG&E's cost undercollections related to high-electric commodity prices, and energy charges in excess of the
6.5 cents per kilowatt-hour(kWh) ceiling in accordance with AB 265 (see "Results of Operations" below and Note 12 of the notes to Consolidated Financial Statements). These factors were partially offset by higher deferred income taxes and accounts payable. The increase in accounts payable is primarily due to higher sales volumes and higher prices for natural gas and purchased power. The increase in deferred income taxes primarily relates to the timing of deductions for undercollections associated with the higher electricity costs referred to above.

Cash Flows From Investing Activities

Net cash provided by (used in) investing activities totaled ($310) million, $288 million and ($225) million for 2001, 2000 and 1999, respectively.
     For 2001, cash flows used in investing activities consisted primarily of capital expenditures of $307 million for the upgrade and expansion of utility plant. The decrease in cash flows from investing activities in 2001 was attributable to loan repayments from Sempra Energy in 2000. In addition, the increase in proceeds from sale of assets was due to the sale of property in Blythe, California, for $42 million.
     Net cash provided by investing activities increased in 2000 primarily due to the loan repayments noted above, partially offset by higher capital expenditures. For 2000, cash flows used in investing activities consisted primarily of capital expenditures of $324 million for the upgrade and expansion of utility plant.

Capital Expenditures
Capital expenditures in 2001 were down slightly from 2000, which was $79 million higher than 1999 primarily due to additions and improvements to SDG&E's natural gas and electric distribution systems. Over the next five years, the company expects to make capital expenditures of approximately $2 billion. Construction, investment and financing programs are continuously reviewed and revised by the company in response to changes in economic conditions, competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.
     Capital expenditures in 2002 are expectedly to be significantly higher than in 2001. Significant capital expenditures in 2002 are expected to include $460 million for additions to the company's natural gas and electric distribution systems. These expenditures are expected to be financed by operations and security issuances. These capital expenditures are dependent on SDG&E's ability to recover its electricity costs, including the balancing account undercollections referred to above.

Cash Flows From Financing Activities

Net cash used in financing activities totaled $181 million, $543 million and $242 million for 2001, 2000 and 1999, respectively.
     Net cash used in financing activities decreased in 2001 primarily due to higher dividends paid to Sempra Energy in 2000 and the increase in the issuance of long-term debt in 2001. The increase in net cash used in financing activities in 2000 is attributable to the higher dividends noted above.

Long-Term Debt
In 2001, repayments on long-term debt included $66 million of rate-reduction bonds and $25 million of unsecured variable-rate bonds. During December 2000, $60 million of variable-rate industrial development bonds were put back by the holders and subsequently remarketed in February 2001 at a fixed interest rate of 7 percent.
    In 2000 and 1999, repayments on long-term debt included $66 million of rate-reduction bonds in each year. $10 million and $28 million of first-mortgage bonds were also repaid in 2000 and 1999, respectively.

Dividends
Dividends paid to Sempra Energy amounted to $150 million in 2001, compared to $400 million in 2000 and $100 million in 1999.
     The payment of future dividends and the amount thereof are within the discretion of the company's board of directors. The CPUC's regulation of SDG&E's capital structure limits to $178 million the portion of its December 31, 2001, retained earnings that is available for dividends to Sempra Energy.

Capitalization
Total capitalization, including the current portion of long-term debt, was $2.5 billion at December 31, 2001. The debt-to-capitalization ratio was 53 percent at December 31, 2001.

Cash and Cash Equivalents
At December 31, 2001, the company had $250 million of revolving lines of credit, none of which was borrowed. A description of the credit lines and other information concerning them and related matters is provided in Notes 3, 4 and 12 of the notes to Consolidated Financial Statements. Management believes that these amounts, cash flows from operations and new security issuances will be adequate to finance capital expenditure requirements and other commitments.

Commitments
The following is a summary of the company's contractual commitments at December 31, 2001 (in millions of dollars). Additional information concerning these commitments is provided above and in Notes 4 and 11 of the notes to Consolidated Financial Statements.

                                           By Period
                            -----------------------------------------------
Description                    2002     2003     2005
                                         and      and
                                        2004     2006    Thereafter   Total
---------------------------------------------------------------------------
Long-term debt                 $ 93     $132     $132     $  965     $1,322
Operating leases                 10       15        9         16         50
Purchased-power contracts       224      390      343      2,000      2,957
Natural gas contracts            40       44       27        151        262
Preferred stock subject to
   mandatory redemption          -         3        3         19         25
Construction commitments         30       30       25         25        110
Environmental commitments         6        7        2          -         15
                            -----------------------------------------------
     Totals                    $403     $621     $541     $3,176     $4,741
---------------------------------------------------------------------

Credit Ratings
The credit ratings for SDG&E are as follows:

(As of February 21, 2002)       S&P        Moody's        Fitch
----------------------------------------------------------------
Secured Debt                  AA-           Aa3            AA
Unsecured Debt                 A+            A1           AA-
Preferred Stock                 A            A3            A+
Commercial Paper             A-1+           P-1           F1+

In late 2000, California regulatory uncertainties led the credit-rating agencies to change their rating outlooks on some of these securities to negative. SDG&E still has negative outlooks from the three agencies.

Results of Operations

To understand the operations and financial results of SDG&E, it is important to understand the ratemaking procedures that SDG&E follows.
     SDG&E is regulated by the CPUC. It is the responsibility of the CPUC to determine that utilities operate in the best interests of their customers and have the opportunity to earn a reasonable return on investment. In 1996, California enacted legislation restructuring California's investor-owned electric utility industry. The legislation and related decisions of the CPUC were intended to stimulate competition and reduce electric rates. As part of the framework for a competitive electric-generation market, the legislation established the California Power Exchange (PX) and the Independent System Operator
(ISO). The PX served as a wholesale power pool and the ISO scheduled power transactions and access to the transmission system. Due to subsequent industry restructuring developments, the PX suspended its trading operations in January 2001.
     The natural gas industry experienced an initial phase of restructuring during the 1980s by deregulating natural gas sales to noncore customers. In December 2001, the CPUC issued a decision adopting several provisions that the company believes will make gas service more reliable, efficient and better tailored to the desires of customers. The CPUC is still considering the schedule for implementation of these regulatory changes, but it is expected that most of the changes will be implemented during 2002.
     In connection with restructuring of the electric and natural gas industries, SDG&E received approval from the CPUC for Performance-Based Ratemaking (PBR). Under PBR, income potential is tied to achieving or exceeding specific performance and productivity measures, rather than to expanding utility plant in a market where a utility already has a highly developed infrastructure.
     See additional discussion of these matters under "Factors Influencing Future Performance" and in Notes 12 and 13 of the notes to Consolidated Financial Statements.
     The tables below summarize the components of electric and natural gas volumes and revenues by customer class.


ELECTRIC SALES
(Dollars in millions, volumes in million kWhs)
For the years ended December 31

                                  2001                    2000                    1999
                      -----------------------------------------------------------------------
                            Volumes   Revenue      Volumes   Revenue       Volumes   Revenue
                      -----------------------------------------------------------------------
  Residential                6,011    $  775        6,304    $  730         6,327     $  663
  Commercial                 6,107       753        6,123       747         6,284        592
  Industrial                 2,792       325        2,614       310         2,034        154
  Direct access              2,464        84        3,308        99         3,212        118
  Street and highway
    lighting                    89        10           74         7            73          7
  Off-system sales             249        39          899        59           383         10
                      -----------------------------------------------------------------------
                            17,712     1,986       19,322     1,952        18,313      1,544
  Balancing accounts
    and other                           (359)                   232                      274
                      -----------------------------------------------------------------------
     Total                  17,712    $1,627       19,322    $2,184        18,313     $1,818
                      -----------------------------------------------------------------------


GAS SALES, TRANSPORTATION AND EXCHANGE
(Dollars in millions, volumes in billion cubic feet)
For the years ended December 31

Gas Sales      Transportation & Exchange         Total
                      ----------------------------------------------------------------------
                           Volumes   Revenue      Volumes   Revenue       Volumes   Revenue
                      ----------------------------------------------------------------------
2001:
  Residential                   34     $ 461            -       $ -            34     $ 461
  Commercial and industrial     18       233            4        18            22       251
  Electric generation plants     -         -           99        23            99        23
                      -----------------------------------------------------------------------
                                52     $ 694          103       $41           155       735
  Balancing accounts and other                                                          (49)
                                                                                    ---------
    Total                                                                             $ 686
---------------------------------------------------------------------------------------------
2000:
  Residential                   33     $ 279            -       $ 1            33     $ 280
  Commercial and industrial     21       139           22        16            43       155
  Electric generation plants     -         -           63        24            63        24
                      -----------------------------------------------------------------------
                                54     $ 418           85       $41           139       459
  Balancing accounts and other                                                           28
                                                                                    ---------
    Total                                                                             $ 487
---------------------------------------------------------------------------------------------
1999:
  Residential                   38     $ 270            -       $ -            38     $ 270
  Commercial and industrial     22       111           18        15            40       126
  Electric generation plants    18         7*          30         6            48        13
                       ----------------------------------------------------------------------
                                78     $ 388           48       $21           126       409
  Balancing accounts and other                                                          (20)
                                                                                    ---------
    Total                                                                             $ 389
---------------------------------------------------------------------------------------------
* Consists of the interdepartmental margin on SDG&E's sales to its power plants prior to their sale in 1999.

2001 Compared to 2000
     Net income increased from $151 million in 2000 to $183 million in 2001. The increase is primarily due to the gain on sale of SDG&E's Blythe property and lower interest expense incurred as the result of refunds made to customers in 2000 for the rate-reduction bond liability, as well as the $30 million after-tax charge for regulatory issues in 2000 (see discussion below). This increase is partially offset by lower interest income from affiliates resulting from loan repayments by Sempra Energy in 2000. Net income increased to $46 million for the fourth quarter of 2001, compared to $39 million for the corresponding period in 2000. This increase was primarily due to the sale of the Blythe property, noted above, during the fourth quarter of 2001.
     Electric revenues decreased from $2.2 billion in 2000 to $1.6 billion in 2001, and the cost of electric fuel and purchased power decreased from $1.3 billion in 2000 to $0.7 billion in 2001. These decreases were primarily due to the DWR's purchases of SDG&E's net short position. These purchases and the corresponding sale to SDG&E's customers are not included in the Statements of Consolidated Income since SDG&E was merely transporting the electricity from the DWR to the customers. Similarly, PX/ISO power revenues have been netted against purchased-power expense to avoid double-counting as SDG&E sells power into the PX/ISO and then purchases power therefrom. In addition, volumes were down compared to 2000 due to reductions in customer demand, arising from conservation efforts encouraged by the State of California program to give bill credits (funded by the DWR) to customers who significantly reduced usage. It is uncertain when SDG&E's electric volumes will return to levels of prior years.
     Natural gas revenues increased from $487 million in 2000 to $686 million in 2001, and the cost of natural gas distributed increased from $273 million in 2000 to $457 million in 2001. These increases were primarily due to higher average prices for natural gas in 2001. Under the current regulatory framework, changes in core-market natural gas prices (gas purchased for customers who are primarily residential and small commercial and industrial customers, without alternative fuel capability) do not affect net income, since core customer rates generally recover the actual cost of natural gas on a substantially concurrent basis. See discussion of balancing accounts in Note 2 of the notes to Consolidated Financial Statements.
     Other operating expenses increased from $412 million in 2000 to $495 million in 2001. The increase was primarily due to increased wages and employee benefits costs, as well as an increase in operating costs associated with balancing accounts.

2000 Compared to 1999
Net income decreased from $199 million in 1999 to $151 million in 2000. The decrease is primarily due to a $30 million after-tax charge as noted above for a potential regulatory disallowance related to the acquisition of wholesale power in the deregulated California market. Net income increased to $39 million for the three months ended December 31, 2000, compared to net income of $36 million for the corresponding period in 1999. This increase was primarily due to higher natural gas sales.
     Electric revenues increased from $1.8 billion in 1999 to $2.2 billion in 2000. The increase was primarily due to higher sales to industrial customers and the effect of higher electric commodity costs, partially offset by the charge noted above, which reduced revenues by $50 million, and the decrease in base electric rates (the noncommodity portion) from the completion of stranded cost recovery.
For 2000, SDG&E's electric revenues included an undercollection of $447 million as a result of the 6.5-cent rate cap.
     Natural gas revenues increased from $389 million in 1999 to $487 million in 2000, primarily due to higher prices for natural gas in 2000 and higher electric generation plant revenues. The increase in electric generation plant revenues was due to higher demand for electricity in 2000 and the sale of SDG&E's fossil fuel generating plants in the second quarter of 1999. Prior to the plant sale, SDG&E's natural gas revenues from these plants consisted of the margin from the sales. Subsequent to the plant sale, SDG&E gas revenues consisted of the price of the natural gas transportation services, since the sales now are to unrelated parties. In addition, the generating plants receiving gas transportation from SDG&E were operating at higher capacities than previously, as discussed below.
     The cost of electric fuel and purchased power increased from $0.5 billion in 1999 to $1.3 billion in 2000. The increase was primarily due to the higher cost of electricity from the PX that has resulted from higher demand for electricity and the shortage of power plants in California, higher prices for natural gas used to generate electricity (as described above), the sale of SDG&E's fossil fuel generating plants, and warmer weather in California. Under the current regulatory framework, changes in on-system prices normally do not affect net income. See the discussions of balancing accounts and electric revenues in Note 2 of the notes to Consolidated Financial Statements.
     In September 2000, as a result of high electricity costs the CPUC authorized SDG&E to purchase up to 1,900 megawatts of power directly from third-party suppliers under both short-term contracts and long-term contracts. Subsequent to December 31, 2000, the state of California authorized the DWR to purchase all of SDG&E's power requirements not covered by its own generation or by existing contracts. These and related events are discussed more fully in Note
12 of the notes to Consolidated Financial Statements.
     The cost of natural gas distributed increased from $168 million in 1999 to $273 million in 2000. The increase was largely due to higher prices for natural gas. Prices for natural gas have increased due to the increased use of natural gas to fuel electric generation, colder winter weather and population growth in California.
     Depreciation and decommissioning expense decreased from $561 million in 1999 to $210 million in 2000 and other operating expenses decreased from $479 million in 1999 to $412 million in 2000. Both decreases were primarily due to the 1999 sale of SDG&E's fossil fuel generating plants.

Other Income and Deductions, Interest Expense, and Income Taxes

Other Income and Deductions
Other income and deductions, which primarily consists of interest income and/or expense from short-term investments and regulatory balancing accounts, were $56 million, $34 million and $38 million in 2001, 2000 and 1999, respectively. The increase from 2000 to 2001 is primarily due to the $19 million gain on sale of SDG&E's Blythe, California property (discussed above in Cash Flows From Investing Activities), partially offset by lower interest income from affiliates due to loan repayments by Sempra Energy in 2000.

Interest Expense
Interest expense was $92 million, $118 million and $120 million in 2001, 2000 and 1999, respectively. The decrease in interest expense in 2001 was primarily due to lower interest incurred as the result of refunds made to customers in 2000 for the rate reduction bond liability. Interest rates on certain of the company's debt can vary with credit ratings, as described in Notes 3 and 4 of the notes to Consolidated Financial Statements. See additional discussion of rate-reduction bonds in Note 4 of the notes to Consolidated Financial Statements.

Income Taxes
Income tax expense was $141 million, $144 million and $126 million for the years ended December 31, 2001, 2000 and 1999, respectively. The effective income tax rates were 43.5 percent, 48.8 percent and 38.8 percent for the same years. The increase in income tax expense for 2000 compared to 1999 was primarily due to the fact that SDG&E made a charitable contribution to the San Diego Unified Port District in 1999 in connection with the sale thereto of its South Bay generating plant.

Factors Influencing Future Performance

Factors influencing future performance are summarized below.

Electric Industry Restructuring and Electric Rates
In 1996, California enacted legislation restructuring California's investor-owned electric utility industry. The legislation and related decisions of the CPUC were intended to stimulate competition and reduce electric rates. During the transition period, utilities were allowed to charge frozen rates that were designed to be above current costs by amounts assumed to provide a reasonable opportunity to recover the above-market "stranded" costs of investments in electric-generating assets. The rate freeze was to end for each utility when it completed recovery of its stranded costs, but no later than March 31, 2002. SDG&E completed recovery of its stranded costs in June 1999 and, with its rates no longer frozen, SDG&E's overall rates became subject to fluctuation with the actual cost of electricity purchases.
     Supply/demand imbalances and a number of other factors resulted in abnormally high electric-commodity costs beginning in mid-2000 and continuing into 2001. This caused SDG&E's monthly customer bills to be substantially higher than normal. In response, legislation enacted in September 2000 imposed a ceiling of 6.5 cents/kWh on the cost of electricity that SDG&E could pass on to its residential, small-commercial and lighting customers. The legislation provides for the future recovery of undercollections in a manner (not specified in the decision) intended to make SDG&E whole for the reasonable and prudent costs of procuring electricity. The undercollection, included as a noncurrent regulatory asset on the Consolidated Balance Sheets, amounted to $392 million at December 31, 2001.
     As a result of the passage of Assembly Bill 1 in February 2001, the DWR began to purchase power from generators and marketers to supply a portion of the power requirements of the state's population that is served by IOUs. The DWR is now purchasing SDG&E's full net short position (the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts). Therefore, increases in SDG&E's undercollections would result only from these contracts and interest, offset by nuclear generation, the cost of which is below the 6.5-cent customer rate cap. Any increases are not expected to be material.
     On June 18, 2001, representatives of California Governor Davis, the DWR, Sempra Energy and SDG&E entered into the MOU, contemplating the implementation of a series of transactions and regulatory settlements and actions to resolve many of the issues affecting SDG&E and its customers arising out of the California energy crisis. The MOU contemplated, subject to requisite approvals of the CPUC, the elimination from SDG&E's rate-ceiling balancing account of the undercollected costs that otherwise would be recovered in future rates charged to SDG&E customers; settlement of reasonableness reviews, electricity purchase contract issues and various other regulatory matters affecting SDG&E. During 2001, the CPUC dealt with several of these regulatory settlements, including approval of a reduction of the rate-ceiling balancing account by the application thereto of overcollections in certain other balancing accounts totaling $70 million and approval of a delay in the effective date of revised base rates for the California utilities to 2004. In addition, the CPUC approved a $100 million reduction of the rate-ceiling balancing account in settlement of the reasonableness of SDG&E's electric procurement practices between July 1, 1999 through February 7, 2001.
     In January 2002, the CPUC rejected the part of the MOU dealing with a settlement on electricity purchase contracts held by SDG&E. The MOU would have granted SDG&E ownership of its power sale profits in exchange for crediting $219 million to customers to offset the rate-ceiling balancing account. Instead, the CPUC asserted that all the profits associated with the energy purchase contracts should accrue to the benefit of customers. The CPUC estimated these profits as $363 million. The company believes the CPUC's calculation is incorrect and the CPUC has not explained to the company how it arrived at that amount. In addition, the company believes the CPUC's position is incorrect and has challenged the CPUC's original disallowance in the Court of Appeals. The court challenge was put on hold when the MOU was reached. SDG&E has now reactivated the case and has also filed a similar suit in federal court. Further discussion is included in Note 12 of the notes to Consolidated Financial Statements.
     As discussed in Note 13 of the notes to Consolidated Financial Statements, the company will make new cost of service filings at the end of 2002. Upon approval by the CPUC, new rates will be effective January 1, 2004. See additional discussion of these and related topics in Note 13 of the notes to Consolidated Financial Statements.
     In September 2001, the CPUC suspended the ability of retail electricity customers to choose their power provider ("direct access") until at least the end of 2003 in order to improve the probability that enough revenue would be available to the DWR to cover the state's power purchases. The decision forbids new direct access contracts after September 20, 2001. In January 2002, a draft decision was issued modifying the direct access suspension decision, suspending direct access retroactively to July 1, 2001. This issue is on the CPUC's agenda for March 21, 2002. Any effect is not expected to be material to the company's financial position.
     The CPUC is studying whether the incentive plan for the San Onofre Nuclear Generating Station (SONGS) should be terminated earlier than currently scheduled. This is discussed in Note 2 of the notes to Consolidated Financial Statements. The effects of an earlier termination are not yet determinable.

Natural Gas Restructuring and Gas Rates
On December 11, 2001, the CPUC issued a decision adopting the following provisions affecting the structure of the natural gas industry in California, some of which could introduce additional volatility into the earnings of the company and other market participants: a system for shippers to hold firm, tradable rights to capacity on SoCalGas' major gas transmission lines; new balancing services including separate core and noncore balancing provisions; a reallocation among customer classes of the cost of interstate pipeline capacity held by SoCalGas and an unbundling of interstate capacity for gas marketers serving core customers; and the elimination of noncore customers' option to obtain gas supply service from SDG&E and SoCalGas. The CPUC is still considering the schedule for implementation of these regulatory changes, but it is expected that most of the changes will be implemented during 2002.

Allowed Rate of Return
SDG&E is authorized to earn an 8.75 percent rate of return on rate base (ROR) and a 10.6 percent rate of return on common equity (ROE), effective July 1, 1999, and remaining in effect through 2002. SDG&E is required to file an application by May 8, 2002, addressing ROE, ROR and capital structure for 2003. The company can earn more than the authorized rate by controlling costs below approved levels or by achieving favorable results in certain areas, such as various incentive mechanisms. In addition, earnings are affected by changes in sales volumes.

Utility Integration
On September 20, 2001, the CPUC approved Sempra Energy's request to integrate the management teams of SDG&E and SoCalGas. The decision retains the separate identities of each utility and is not a merger. Instead, utility integration is a reorganization that consolidates senior management functions of the two utilities and returns to the utilities a significant portion of shared support services currently provided by Sempra Energy's centralized corporate center. Once implementation is completed, the integration is expected to result in more efficient and effective operations.
     In a related development, a CPUC draft decision would allow SDG&E and SoCalGas to combine their natural gas procurement activities. The CPUC is scheduled to act on the draft decision at its April 4, 2002 meeting.

Environmental Matters
The company's operations are subject to federal, state and local environmental laws and regulations governing such things as hazardous wastes, air and water quality, land use, solid-waste disposal and the protection of wildlife.
     Utility costs to comply with environmental requirements are generally recovered in customer rates. Therefore, the likelihood of the company's financial position or results of operations being adversely affected in a significant manner is believed to be remote.
     The environmental issues currently facing the company or resolved during the latest three-year period include investigation and remediation of its manufactured-gas sites, cleanup at its former fossil fuel power plants, cleanup of third-party waste-disposal sites used by the company, and mitigation of damage to the marine environment caused by the cooling-water discharge from SONGS.
    See further discussion of environmental matters in Note 11 of the notes to Consolidated Financial Statements.

Market Risk
Market risk is the risk of erosion of the company's cash flows, net income asset values and equity due to adverse changes in prices for natural gas and electric commodities, and in interest and foreign-currency rates.
    The company's policy is to use derivative financial instruments to reduce its exposure to fluctuations in interest rates and commodity prices. Transactions involving these financial instruments are with firms believed to be credit worthy. The use of these instruments exposes the company to market and credit risks which, at times, may be concentrated with certain counterparties. There were no unusual concentrations at December 31, 2001, that would indicate an unacceptable level of risk.
    The company uses energy derivatives to manage natural gas price risk associated with servicing its load requirements. These instruments can include forward contracts, futures, swaps, options and other contracts. In the case of price-risk management and trading activities, the use of derivative financial instruments by the company is subject to certain limitations imposed by company policy and regulatory requirements. See the continuing discussion below and Note 9 of the notes to Consolidated Financial Statements for further information regarding the use of energy derivatives by the company.
     The company has adopted corporate-wide policies governing its market-risk management and trading activities. An Energy Risk Management Oversight Committee, consisting of senior officers, oversees company-wide energy risk management activities and monitors the results of trading activities to ensure compliance with the company's stated energy-risk management and trading policies. In addition, SDG&E's risk-management committee monitors energy-price risk management and trading activities independently from the groups responsible for creating or actively managing these risks.
    Along with other tools, the company uses Value at Risk (VaR) to measure its exposure to market risk. VaR is an estimate of the potential loss on a position or portfolio of positions over a specified holding period, based on normal market conditions and within a given statistical confidence interval. The company has adopted the variance/covariance methodology in its calculation of VaR, and uses both the 95-percent and 99-percent confidence intervals. Historical volatilities and correlations between instruments and positions are used in the calculation. As of December 31, 2001, the total VaR of SDG&E's natural gas positions was not material.
    The following discussion of the company's primary market-risk exposures as of December 31, 2001, includes further discussion of how these exposures are managed.

Commodity-Price Risk
 Market risk related to physical commodities is based upon potential fluctuations in the prices and basis of natural gas and electricity. The company's market risk is impacted by changes in volatility and liquidity in the markets in which these instruments are traded. The company is exposed, in varying degrees, to price risk in the natural gas and electricity markets. The company's policy is to manage this risk within a framework that considers the unique markets, and operating and regulatory environments.
     The company's natural gas market risk exposure is limited due to CPUC authorized rate recovery of natural gas purchase, sale and storage activity. However, the company may at times, be exposed to market risk as a result of activities under SDG&E's natural gas PBR, which is discussed in Note 13 of the notes to Consolidated Financial Statements. SDG&E manages this risk within the parameters of the company's market-risk management and trading framework. At December 31, 2001 the company's exposure to market risk was not material.

Interest-Rate Risk
The company is exposed to fluctuations in interest rates primarily as a result of its fixed-rate long-term debt. The company has historically funded operations through long-term debt issues with fixed interest rates and these interest rates are recorded in rates. With the restructuring of the regulatory process, the CPUC has permitted greater flexibility within the debt-management process. As a result, recent debt offerings have been selected with short-term maturities to take advantage of yield curves, or have used a combination of fixed-rate and floating-rate debt. Subject to regulatory constraints, interest-rate swaps may be used to adjust interest-rate exposures when appropriate, based upon market conditions.
     At December 31, 2001, SDG&E had $1,165 million of fixed-rate debt and $157 million of variable-rate debt. Interest on fixed-rate utility debt is fully recovered in historical cost basis rates and interest on variable-rate debt is generally recovered on a forecasted basis. At December 31, 2001, SDG&E's fixed-rate debt had a one-year VaR of $245 million and its variable-rate debt had a one-year VaR of $1 million
     At December 31, 2001, the notional amount of the company's interest-rate swap transaction was $45 million. See Note 4 of the notes to Consolidated Financial Statements for further information regarding this swap transaction.

Credit Risk
Credit risk relates to the risk of loss that would be incurred as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. The company avoids concentration of counterparties and maintains credit policies with regard to counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of prospective counterparties' financial position (including credit ratings), collateral requirements under certain circumstances, and the use of standardized agreements that allow for the netting of positive and negative exposures associated with a single counterparty.
     The company monitors credit risk through a credit-approval process and the assignment and monitoring of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry.
     The company periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. The company would be exposed to interest-rate fluctuations on the underlying debt should other parties to the agreement not perform.

Critical Accounting Policies

The company's most significant accounting policies are described in
Note 2 of the notes to Consolidated Financial Statements. The most critical policies are Statement of Financial Accounting Standards
(SFAS) 71 "Accounting for the Effects of Certain Types of Regulation," and SFAS 133 and SFAS 138 "Accounting for Derivative Instruments and Hedging Activities" and "Accounting for Certain Derivative Instruments and Certain Hedging Activities," (see below). All of these policies are mandatory under generally accepted accounting principles and the regulations of the Securities and Exchange Commission. Each of these policies has a material effect on the timing of revenue and expense recognition for significant company operations.
     In connection with the application of these and other accounting policies, the company makes estimates and judgments about various matters. The most significant of these involve the calculation of fair values, and the collectibility of regulatory and other assets. As discussed elsewhere herein, the company uses exchange quotations or other third-party pricing to estimate fair values whenever possible. When no such data is available, it uses internally developed models or other techniques. The assumed collectibility of regulatory assets considers legal and regulatory decisions involving the specific items or similar items. The assumed collectibility of other assets considers the nature of the item, the enforceability of contracts where applicable, the creditworthiness of other parties and other factors.


New Accounting Standards
Effective January 1, 2001, the company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure.
    The company utilizes derivative financial instruments to reduce its exposure to unfavorable changes in energy prices, which are subject to significant and often volatile fluctuation. Derivative financial instruments include futures, forwards, swaps, options and long-term delivery contracts. These contracts allow the company to predict with greater certainty the effective prices to be received and the prices to be charged to its customers.
    Upon adoption of SFAS 133 on January 1, 2001, the company is classifying its forward contracts as follows:

Normal Purchase and Sales: These forward contracts are excluded from the requirements of SFAS No. 133. The realized gains and losses on these contracts are reflected in the income statement at the contract settlement date. The contracts that generally qualify as normal purchases and sales are long-term contracts that are settled by physical delivery.

Cash Flow Hedges: The unrealized gains and losses related to these forward contracts would be included in accumulated other comprehensive income, a component of shareholders' equity, but not reflected in the Statements of Consolidated Income until the corresponding hedged transaction is settled. The company has not used this type of hedge so far.

Electric and Gas Purchases and Sales: The unrealized gains and losses related to these forward contracts are reflected on the balance sheet as regulatory assets and liabilities, to the extent derivative gains and losses will be recoverable or payable in future rates.
    If gains and losses at the company are not recoverable or payable through future rates, the company will apply hedge accounting if certain criteria are met.
    In instances where hedge accounting would be applied to energy derivatives, cash flow hedge accounting would be elected and, accordingly, changes in fair values of the derivatives would be included in other comprehensive income, but not reflected in the Statements of Consolidated Income until the corresponding hedged transaction was settled. There was no effect on other comprehensive income for the year ended December 31, 2001. In instances where energy derivatives do not qualify for hedge accounting, gains and losses are recorded in the Statements of Consolidated Income.
     The adoption of this new standard on January 1, 2001, did not have a material impact on the company's earnings. However, $93 million in current assets, $5 million in noncurrent assets, $2 million in current liabilities, and $238 million in noncurrent liabilities were recorded in the Consolidated Balance Sheets as fixed-priced contracts and other derivatives as of January 1, 2001. Due to the regulatory environment in which the company operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $93 million in current regulatory liabilities, $5 million in noncurrent regulatory liabilities, $2 million in current regulatory assets, and $238 million in noncurrent regulatory assets were recorded in the Consolidated Balance Sheets as of January 1, 2001. See Note 9 of the notes to Consolidated Financial Statements for additional information on the effects of SFAS 133 on the financial statements at December 31, 2001. The ongoing effects will depend on future market conditions and the company's hedging activities.
     In July 2001, the Financial Accounting Standards Board (FASB) issued three statements, SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations." The first two are not presently relevant to the company.
     SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, such as nuclear plants. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its present value and paid, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.
     Upon adoption of SFAS 143, the company estimates it would record an addition of $468 million to utility plant, representing the company's share of SONGS estimated future decommissioning costs, and a corresponding retirement obligation liability of $468 million. The nuclear decommissioning trusts' balance of $526 million at December 31, 2001 represents amounts collected for future decommissioning costs and has a corresponding amount included in accumulated depreciation. Any difference between the amount of capitalized cost that would have been recorded and depreciated and the amounts collected in the nuclear decommissioning trusts will be recorded as a regulatory asset or liability. Additional information on SONGS decommissioning is included in Note 5 of the notes to Consolidated Financial Statements. Except for SONGS, the company has not yet determined the effect of SFAS 143 on its financial statements.
     In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets classified as held for sale be measured at the lower of carrying amount or fair value less cost to sell. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The company has not yet determined the effect of SFAS 144 on its financial statements.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under "Item 7.
Management's Discussion and Analysis of Financial Condition and
Results of Operations - Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of San Diego Gas & Electric
Company:

We have audited the accompanying consolidated balance sheets of San Diego Gas & Electric Company and subsidiary as of December 31, 2001 and 2000, and the related statements of consolidated income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of San Diego Gas & Electric Company and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP

San Diego, California
February 4, 2002 (February 21, 2002 as to Note 12)

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions

Years ended December 31                              2001      2000      1999
                                                   -------   -------   -------
Operating Revenues
  Electric                                         $1,627    $2,184    $1,818
  Natural gas                                         686       487       389
                                                   -------   -------   -------
   Total operating revenues                         2,313     2,671     2,207
                                                   -------   -------   -------
Operating Expenses
  Electric fuel and net purchased power               733     1,326       536
  Cost of natural gas distributed                     457       273       168
  Other operating expenses                            495       412       479
  Depreciation and decommissioning                    207       210       561
  Income taxes                                        120       134       102
  Other taxes and franchise payments                   82        81        80
                                                   -------   -------   -------
   Total operating expenses                         2,094     2,436     1,926
                                                   -------   -------   -------
Operating Income                                      219       235       281
                                                   -------   -------   -------
Other Income and (Deductions)
  Interest income                                      21        51        40
  Regulatory interest                                   5        (8)       (6)
  Allowance for equity funds used
    during construction                                 5         6         5
  Taxes on non-operating income                       (21)      (10)      (24)
  Other - net                                          46        (5)       23
                                                   -------   -------   -------
   Total                                               56        34        38
                                                   -------   -------   -------
Interest Charges
 Long-term debt                                        84        81        84
 Other                                                 12        39        38
 Allowance for borrowed funds
   used during construction                            (4)       (2)       (2)
                                                   -------   -------   -------
   Total                                               92       118       120
                                                   -------   -------   -------
Net Income                                            183       151       199
Preferred Dividend Requirements                         6         6         6
                                                   -------   -------   -------
Earnings Applicable to Common Shares               $  177    $  145    $  193
                                                   =======   =======   =======



See notes to Consolidated Financial Statements.
</table


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions

Balance at December 31                                      2001       2000
                                                          -------    -------
ASSETS
Utility plant - at original cost                           $5,009     $4,778
Accumulated depreciation and decommissioning               (2,642)    (2,502)
                                                           ------     ------
   Utility plant - net                                      2,367      2,276
                                                           ------     ------
Nuclear decommissioning trusts                                526        543
                                                           ------     ------
Current assets:
   Cash and cash equivalents                                  322        256
   Accounts receivable - trade                                160        233
   Accounts receivable - other                                 27         20
   Due from unconsolidated affiliates                          28         --
   Income taxes receivable                                     73        236
   Regulatory assets arising from fixed-price contracts
      and other derivatives                                    88         --
   Other regulatory assets                                     75         76
   Inventories                                                 70         50
   Other                                                        3          8
                                                           ------     ------
     Total current assets                                     846        879
                                                           ------     ------
Other assets:
   Deferred taxes recoverable in rates                        162        140
   Regulatory assets arising from fixed-price contracts
      and other derivatives                                   673         --
   Other regulatory assets                                    842        849
   Deferred charges and other assets                           28         47
                                                           ------     ------
      Total other assets                                    1,705      1,036
                                                           ------     ------
Total assets                                               $5,444     $4,734
                                                           ======     ======



See notes to Consolidated Financial Statements.



SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions

Balance at December 31                                       2001      2000
                                                           -------   -------
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (255,000,000 shares authorized;
     116,583,358 shares outstanding)                        $  857    $  857
   Retained earnings                                           232       205
   Accumulated other comprehensive income (loss)                (3)       (3)
                                                            ------    ------
     Total common equity                                     1,086     1,059
   Preferred stock not subject to mandatory redemption          79        79
                                                            ------    ------
       Total shareholders' equity                            1,165     1,138
   Preferred stock subject to mandatory redemption              25        25
   Long-term debt                                            1,229     1,281
                                                            ------    ------
         Total capitalization                                2,419     2,444
                                                            ------    ------
Current liabilities:
   Accounts payable                                            139       407
   Deferred income taxes                                       128       252
   Regulatory balancing accounts - net                         575       367
   Fixed-price contracts and other derivatives                  89        --
   Current portion of long-term debt                            93        66
   Other                                                       212       196
                                                            ------    ------
     Total current liabilities                               1,236     1,288
                                                            ------    ------
Deferred credits and other liabilities:
   Customer advances for construction                           42        40
   Deferred income taxes                                       639       502
   Deferred investment tax credits                              45        48
   Fixed-price contracts and other derivatives                 673        --
   Deferred credits and other liabilities                      390       412
                                                            ------    ------
     Total deferred credits and other liabilities            1,789     1,002
                                                            ------    ------
Contingencies and commitments (Note 11)

Total liabilities and shareholders' equity                  $5,444    $4,734
                                                            ======    ======



See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions

Years ended December 31                                    2001      2000      1999
                                                        --------- --------- ---------
Cash Flows from Operating Activities
  Net income                                            $   183   $   151   $   199
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and decommissioning                      207       210       561
      Customer refunds paid                                (127)     (628)       --
      Deferred income taxes and investment tax credits       (9)      300        (3)
      Non-cash rate reduction bond expense (revenue)         66        32       (42)
      Gain on disposition of assets                         (22)       --        --
      Portion of depreciation arising from sales of
        generating plants                                    --        --      (303)
      Application of balancing accounts to stranded costs    --        --       (66)
      Changes in other assets                              (142)     (152)       39
      Changes in other liabilities                            5       (18)       14
      Changes in working capital components:
        Accounts receivable                                  66       (55)        7
        Inventories                                         (20)       --        --
        Income taxes                                        163      (149)      (87)
        Other current assets                                (21)      (17)      (45)
        Accounts payable                                   (268)      252        (6)
        Regulatory balancing accounts                       426       213       267
        Other current liabilities                            50        35       (15)
                                                        -------   -------   -------
        Net cash provided by operating activities           557       174       520
                                                        -------   -------   -------
Cash Flows from Investing Activities
  Capital expenditures                                     (307)     (324)     (245)
  Loan repaid by (paid to) affiliate                        (33)      593      (422)
  Net proceeds from sales of generating plants               --        --       466
  Net proceeds from sale of assets                           42        24        --
  Contributions to decommissioning funds                     (5)       (5)      (16)
  Other                                                      (7)       --        (8)
                                                        -------    -------   -------
        Net cash provided by (used in) investing
            activities                                     (310)      288      (225)
                                                        -------   -------   -------
Cash Flows from Financing Activities
  Dividends paid                                           (156)     (406)     (106)
  Payments on long-term debt                               (118)     (149)     (136)
  Issuances of long-term debt                                93        12        --
                                                        -------   -------   -------
        Net cash used in financing activities              (181)     (543)     (242)
                                                        -------   -------   -------
Increase (decrease) in cash and cash equivalents             66       (81)       53
Cash and cash equivalents, January 1                        256       337       284
                                                        -------   -------   -------
Cash and cash equivalents, December 31                  $   322   $   256   $   337
                                                        =======   =======   =======

Supplemental Disclosure of Cash Flow Information
   Interest payments, net of amounts capitalized        $    83   $   113   $   127
                                                        =======   =======   =======
   Income tax payments net of (refunds)                 $   (11)  $    (8)  $   266
                                                        =======   =======   =======



See notes to Consolidated Financial Statements.
</table


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2001, 2000 and 1999


                                          Preferred Stock                     Accumulated
                                          Not Subject                         Other          Total
                          Comprehensive   to Mandatory   Common   Retained    Comprehensive  Shareholders'
(Dollars in millions)            Income   Redemption     Stock    Earnings    Income(Loss)   Equity
---------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                 $  79     $  857      $ 267                      $1,203
Net income                        $ 199                              199                         199
Other comprehensive income adjustment:
  Pension                            (3)                                           $ (3)          (3)
                                   -----
    Comprehensive income          $ 196
Preferred dividends declared       =====                              (6)                         (6)
                                        -----------------------------------------------------------------
Balance at December 31, 1999                    79        857        460             (3)       1,393
Net income/comprehensive income   $ 151                              151                         151
Common stock dividends declared    =====                            (400)                       (400)
Preferred dividends declared                                          (6)                         (6)
                                        -----------------------------------------------------------------
Balance at December 31, 2000                    79        857        205             (3)       1,138
Net income/comprehensive income   $ 183                              183                         183
Common stock dividends declared    =====                            (150)                       (150)
Preferred dividends declared                                          (6)                         (6)
                                        -----------------------------------------------------------------
Balance at December 31, 2001                 $  79     $  857      $ 232           $ (3)      $1,165
=========================================================================================================

See notes to Consolidated Financial Statements.
</table

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS COMBINATION

On June 26, 1998, Enova Corporation (Enova), the parent company of San
Diego Gas & Electric (SDG&E or the company), and Pacific Enterprises
(PE), parent company of Southern California Gas Company (SoCalGas), combined into a new company named Sempra Energy. As a result of the combination, each outstanding share of common stock of Enova was converted into one share of common stock of Sempra Energy and each outstanding share of common stock of PE was converted into 1.5038 shares of common stock of Sempra Energy.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Principles Of Consolidation
The Consolidated Financial Statements include the accounts of SDG&E and its sole subsidiary, SDG&E Funding LLC. All material intercompany accounts and transactions have been eliminated.
     As a subsidiary of Sempra Energy, the company receives certain services therefrom. Although it is charged its allocable share of the cost of such services, that cost is believed to be less than if the company had to provide those services itself.

Effects Of Regulation
The accounting policies of the company conform with generally accepted accounting principles for regulated enterprises and reflect the policies of the California Public Utilities Commission (CPUC) and the Federal Energy Regulatory Commission (FERC).
     The company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards (SFAS)
No. 71, "Accounting for the Effects of Certain Types of Regulation," under which a regulated utility records a regulatory asset if it is probable that, through the ratemaking process, the utility will recover that asset from customers. Regulatory liabilities represent future reductions in rates for amounts due to customers. To the extent that portions of the utility operations cease to be subject to SFAS
No. 71, or recovery is no longer probable as a result of changes in regulation or the utility's competitive position, the related regulatory assets and liabilities would be written off. In addition, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," affects utility plant and regulatory assets such that a loss must be recognized whenever a regulator excludes all or part of an asset's cost from rate base. The application of SFAS No. 121 continues to be evaluated in connection with industry restructuring. Information concerning regulatory assets and liabilities is described below in "Revenues," "Regulatory
Balancing Accounts," and "Regulatory Assets and Liabilities," and industry restructuring is described in Notes 12 and 13.

Revenues
Revenues are derived from deliveries of electricity and natural gas to customers and changes in related regulatory balancing accounts.
Revenues for electricity and natural gas sales and services are generally recorded under the accrual method and these revenues are recognized upon delivery. The portion of SDG&E's electric commodity that is procured for its customers by the California Department of Water Resources (DWR) is not included in SDG&E's revenues or costs.
PX/ISO power revenues have been netted against purchased-power expense to avoid double-counting as SDG&E sells power into the PX/ISO and then purchases power therefrom. Operating revenue includes amounts for services rendered but unbilled (approximately one-half month's deliveries) at the end of each year.
     Operating costs of San Onofre Nuclear Generating Station (SONGS)
Units 2 and 3, including nuclear fuel and nuclear fuel financing costs, and incremental capital expenditures, are recovered through a performance incentive pricing plan which allows the company to receive approximately 4 cents per kilowatt-hour(kWh) through 2003. Any differences between these costs and the incentive price affect net income. This is intended to make the units more competitive with other sources. As part of the CPUC's study of retained generation by all California's investor-owned electric utilities (IOUs), a draft decision proposes that the incentive plan be terminated effective
December 31, 2001 even though California law provides for its continuance through 2003. An alternative draft decision proposes that the incentive plan continue as scheduled. The matter is on the CPUC's agenda for its March 21, 2002 meeting.
     Additional information concerning utility revenue recognition is discussed below under "Regulatory Balancing Accounts" and "Regulatory
Assets and Liabilities."

Regulatory Balancing Accounts
The amounts included in regulatory balancing accounts represent net payables (overcollected balancing accounts less undercollected balancing accounts) of $575 million and $367 million at December 31, 2001 and 2000, respectively.
     Balancing accounts provide a mechanism for charging utility customers the exact amount incurred for certain costs, primarily commodity costs. As a result of California's electric-restructuring law, fluctuations in certain costs and consumption levels that had been balanced now affect earnings from electric operations. In addition, fluctuations in certain costs and consumption levels affect earnings from the company's natural gas operations. Additional information on regulatory matters is included in Notes 12 and 13.

Regulatory Assets and Liabilities
In accordance with the accounting principles of SFAS 71 for rate-regulated enterprises, the company records regulatory assets (which represent probable future revenues associated with certain costs that will be recovered from customers through the rate-making process) and regulatory liabilities (which represent probable future reductions in revenues associated with amounts that are to be credited to customers through the rate-making process). They are amortized over the periods in which the costs are recovered from or refunded to customers in regulatory revenues.


Regulatory assets (liabilities) as of December 31 consist of (dollars in millions):

    SDG&E                                             2001     2000
    -------------                                   -------  -------
    Fixed-price contracts and other derivatives     $  760   $  474
    Recapture of temporary discounts*                  409       --
    Undercollected electric commodity cost             392      352
    Deferred taxes recoverable in rates                162      140
    Unamortized loss on retirement of debt--net         52       57
    Employee benefit costs                              39       35
    Other                                               26        7
                                                    -------  -------
       Total                                        $1,840   $1,065
                                                    =======  =======
*In connection with electric industry restructuring, which is described in
 Note 12, SDG&E temporarily reduced rates to its small-usage customers.
 That reduction is being recovered in rates through 2004.

Net regulatory assets are recorded on the Consolidated Balance Sheets at December 31 as follows (dollars in millions):

                                             2001     2000
                                           ------   ------
Current regulatory assets                  $  163    $  76
Noncurrent regulatory assets                1,677      989
                                           ------   ------
     Total                                 $1,840   $1,065
                                           ======   ======

All assets earn a return or the cash has not yet been expended and the assets are offset by liabilities that do not incur a carrying cost.

Allowance For Doubtful Accounts
The allowance for doubtful accounts was $5 million, $5 million and $2 million at December 31, 2001, 2000, and 1999, respectively. The company recorded a provision for doubtful accounts of $9 million, $6 million and $3 million in 2001, 2000 and 1999, respectively.

Inventories
At December 31, 2001, inventory included natural gas and fuel oil of $34 million, and materials and supplies of $36 million. The corresponding balances at December 31, 2000 were $12 million and $38 million, respectively. Fuel oil and natural gas are valued by the last-in first-out (LIFO) method. When the inventory is consumed, differences between this LIFO valuation and replacement cost will be reflected in customer rates. Materials and supplies are generally valued at the lower of average cost or market.

Due from Unconsolidated Affiliates
SDG&E has a promissory note receivable from Sempra Energy which bears a variable interest rate based on short-term commercial paper rates, and is due on demand. The note receivable balance was $52 million and $19 million at December 31, 2001 and 2000, respectively. This account also included $24 million and $19 million of offsetting working capital balances with Sempra affiliates at December 31, 2001 and 2000, respectively.



Property, Plant and Equipment
Utility plant primarily represents the buildings, equipment and other facilities used by the company to provide natural gas and electric utility service.
     The cost of utility plant includes labor, materials, contract services and related items, and an allowance for funds used during construction (AFUDC). The cost of most retired depreciable utility plant, plus removal costs minus salvage value, is charged to accumulated depreciation. Information regarding electric industry restructuring and its effect on utility plant is included in Note 12.
Utility plant balances by major functional categories were as follows:

                                                Depreciation rates
                            Utility Plant          for years ended
                           at December 31              December 31
                         -----------------------------------------
  (Dollars in billions)      2001    2000       2001   2000   1999
  ----    ----       ----   ----   ----

  Natural gas operations    $ 1.0   $ 0.9       3.71%  3.79%  3.83%
  Electric distribution       2.9     2.7       4.67%  4.67%  4.69%
  Electric transmission       0.8     0.8       3.19%  3.21%  3.50%
  Other electric              0.3     0.4       8.46%  8.33%  8.21%
                           ------  ------
      Total                 $ 5.0   $ 4.8
                           ======  ======
------------------------------------------------------------------

Accumulated depreciation and decommissioning of electric and natural gas utility plant in service were $2.1 billion and $0.5 billion, respectively, at December 31, 2001, and were $2.0 billion and $0.5 billion, respectively, at December 31, 2000. Depreciation expense is based on the straight-line method over the useful lives of the assets or a shorter period prescribed by the CPUC. See Note 12 for discussion of the sale of generation facilities and industry restructuring.
Maintenance costs are expensed as incurred.
     AFUDC, which represents the cost of funds used to finance the construction of utility plant, is added to the cost of utility plant.
AFUDC also increases income, partly as an offset to interest charges and partly as a component of other income, shown in the Statements of Consolidated Income, although it is not a current source of cash.

Long-Lived Assets
In accordance with SFAS 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to Be Disposed Of," the company periodically evaluates whether events or circumstances have occurred that may affect the recoverability or the estimated useful lives of long-lived assets. Impairment occurs when the estimated future undiscounted cash flows exceed the carrying amount of the assets. If that comparison indicates that the assets' carrying value may be permanently impaired, such potential impairment is measured based on the difference between the carrying amount and the fair value of the assets based on quoted market prices or, if market prices are not available, on the estimated discounted cash flows. This calculation is performed at the lowest level for which separately identifiable cash flows exist.




Nuclear-Decommissioning Liability
At December 31, 2001 and 2000, deferred credits and other liabilities include $151 million and $162 million, respectively, of accumulated decommissioning costs associated with the company's interest in SONGS
Unit 1, which was permanently shut down in 1992. The corresponding liability for SONGS Units 2 and 3 decommissioning (included in accumulated depreciation and amortization) is $375 million and $381 million at December 31, 2001 and 2000, respectively. Additional information on SONGS decommissioning costs is included in Note 5.

Comprehensive Income
Comprehensive income includes all changes, except those resulting from investments by owners and distributions to owners, in the equity of a business enterprise from transactions and other events, including, as applicable, foreign-currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on marketable securities that are classified as available-for-sale, and certain hedging activities. The components of other comprehensive income are shown in the Statements of Consolidated Changes in Shareholders'
Equity.

Use Of Estimates In The Preparation Of The Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results can differ significantly from those estimates.

Cash And Cash Equivalents
Cash equivalents are highly liquid investments with maturities of three months or less at the date of purchase.

Basis of Presentation
Certain prior-year amounts have been reclassified to conform to the current year's presentation.

New Accounting Standards
Effective January 1, 2001, the company adopted SFAS No. 133
"Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative
Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposure.
     The company utilizes derivative financial instruments to reduce its exposure to unfavorable changes in energy prices, which are subject to significant and often volatile fluctuation. Derivative financial instruments include futures, forwards, swaps, options and long-term delivery contracts. These contracts allow the company to predict with greater certainty the effective prices to be received and the prices to be charged to its customers.
     Upon adoption of SFAS 133 on January 1, 2001, the company classifies its forward contracts as follows:

Normal Purchase and Sales: These forward contracts are excluded from the requirements of SFAS No. 133. The realized gains and losses on these contracts are reflected in the income statement at the contract settlement date. The contracts that generally qualify as normal purchases and sales are long-term contracts that are settled by physical delivery.

Cash Flow Hedges: The unrealized gains and losses related to these forward contracts would be included in accumulated other comprehensive income, a component of shareholders' equity, but not reflected in the Statements of Consolidated Income until the corresponding hedged transaction is settled. The company has not used this type of hedge so far.

Electric and Gas Purchases and Sales: The unrealized gains and losses related to these forward contracts are reflected on the balance sheet as regulatory assets and liabilities, to the extent derivative gains and losses will be recoverable or payable in future rates.

     If gains and losses at the company are not recoverable or payable through future rates, the company will apply hedge accounting if certain criteria are met.
     In instances where hedge accounting is applied to energy derivatives, cash flow hedge accounting is elected and, accordingly, changes in fair values of the derivatives are included in other comprehensive income, but not reflected in the Statements of Consolidated Income until the corresponding hedged transaction is settled. The effect on other comprehensive income for the year ended
December 31, 2001 was not material. In instances where energy derivatives do not qualify for hedge accounting, gains and losses are recorded in the Statements of Consolidated Income.
     The adoption of this new standard on January 1, 2001, did not have a material effect on the company's earnings. However, $93 million in current assets, $5 million in noncurrent assets, $2 million in current liabilities, and $238 million in noncurrent liabilities were recorded in the Consolidated Balance Sheets as fixed-priced contracts and other derivatives as of January 1, 2001. Due to the regulatory environment in which the company operates, regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $93 million in current regulatory liabilities, $5 million in noncurrent regulatory liabilities, $2 million in current regulatory assets, and $238 million in noncurrent regulatory assets were recorded in the Consolidated Balance Sheets as of January 1, 2001. See Note 9 of the notes to Consolidated Financial Statements for additional information on the effects of SFAS 133 on the financial statements at December 31, 2001. The ongoing effects will depend on future market conditions and the company's hedging activities.
     In July 2001, the Financial Accounting Standards Board (FASB) issued three statements, SFAS 141 "Business Combinations," SFAS 142
"Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for
Asset Retirement Obligations." The first two are not presently relevant to the company.
     SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, such as nuclear plants. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its present value and paid, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.
     Upon adoption of SFAS 143, the company estimates it would record an addition of $468 million to utility plant representing the company's share of SONGS estimated future decommissioning costs, and a corresponding retirement obligation liability of $468 million. The nuclear decommissioning trusts balance of $526 million at December 31, 2001 represents amounts collected for future decommissioning costs and has a corresponding offset in accumulated depreciation. Any difference between the amount of capitalized cost that would have been recorded and depreciated and the amounts collected in the nuclear decommissioning trusts will be recorded as a regulatory asset or liability. Additional information on SONGS decommissioning is included in Note 5. Except for SONGS, the company has not yet determined the effect of SFAS 143 on its Consolidated Balance Sheets, but has determined that it will not have a material effect on its Statements of Consolidated Income.
     In August 2001, the FASB issued SFAS 144 "Accounting for the
Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets classified as held for sale be measured at the lower of carrying amount (cost less accumulated depreciation) or fair value less cost to sell. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS
144 is not expected to have a material effect on the company's financial statements.

NOTE 3. SHORT-TERM BORROWINGS

At December 31, 2001, SDG&E had $250 million of revolving lines of credit, which is available to support commercial paper and variable-rate long-term debt. The revolving credit commitments on $50 million and $200 million of these lines expire in July 2002 and August 2002, respectively, at which time then outstanding borrowings may be converted into term loans of one and two years, respectively.
Borrowings under the lines would bear interest at rates varying with market rates and SDG&E's credit rating. These revolving lines of credit were unused at December 31, 2001 and 2000.


NOTE 4.  LONG-TERM DEBT

-------------------------------------------------------------------
                                                 December 31,
(Dollars in millions)                         2001         2000
-------------------------------------------------------------------
First-mortgage bonds
  7.625% June 15, 2002                      $   28       $   28
  6.8% June 1, 2015                             14           14
  5.9% June 1, 2018                             68           68
  5.9% to 6.4% September 1, 2018               176          176
  6.1% September 1, 2019                        35           35
  Variable rates (2% to 2.4% at December 31,
    2001) payable September 1, 2020             58           58
  5.85% June 1, 2021                            60           60
  8.5% April 1, 2022                            10           10
  6.4% and 7% December 1, 2027                 225          165
                                           ------------------------
  Total                                        674          614
                                           ------------------------
Unsecured long-term debt
  5.9% June 1, 2014                            130          130
  Variable rates (1.75% at December 31, 2001)
    payable July 1, 2021                        39           39
  Variable rates (1.5% at December 31, 2001)
    payable December 1, 2021                    60           60
  6.75% March 1, 2023                           25           25
                                           ------------------------
  Total                                        254          254
                                           ------------------------
Rate-reduction bonds, various rates
  (6.15% to 6.37% at December 31, 2001)
  payable annually through 2007                395          461
Capital leases                                  --           19
                                           ------------------------
  Total                                      1,323        1,348
Less:
  Current portion of long-term debt             93           66
  Unamortized discount on long-term debt         1            1
                                           ------------------------
Total                                       $1,229       $1,281
-------------------------------------------------------------------

Maturities of long-term debt are $93 million in 2002, $66 million in 2003, $66 million in 2004, $66 million in 2005, $66 million in 2006 and $965 million thereafter. Holders of variable-rate bonds may require the issuer to repurchase them prior to scheduled maturity.
However, since repurchased bonds would be remarketed and funds for repurchase are provided by revolving lines of credit (which are generally renewed upon expiration and which are described in Note 3), it is assumed the bonds will be held to maturity for purposes of determining the maturities listed above.

First-mortgage Bonds
First-mortgage bonds are secured by a lien on SDG&E's utility plant.
SDG&E may issue additional first-mortgage bonds upon compliance with the provisions of its bond indenture, which requires, among other things, the satisfaction of pro forma earnings-coverage tests on first-mortgage bond interest and the availability of sufficient mortgaged property to support the additional bonds. The most restrictive of these tests (the property test) would permit the issuance, subject to CPUC authorization, of an additional $1.7 billion of first-mortgage bonds at December 31, 2001.
     During the first quarter of 2001, SDG&E remarketed $150 million of variable-rate first-mortgage bonds for a five-year term at a fixed rate of 7 percent. At SDG&E's option, the bonds may be remarketed at a fixed or floating rate at December 1, 2005, the expiration of the fixed term.

Callable Bonds
At SDG&E's option, certain bonds may be called at a premium, including
$157 million of variable-rate bonds that are callable at various dates in 2002. Of SDG&E's remaining callable bonds, $203 million are callable in 2002, $266 million in 2003, $25 million in 2004 and $105 million in 2005.

Rate-Reduction Bonds
In December 1997, $658 million of rate-reduction bonds were issued on behalf of SDG&E at an average interest rate of 6.26 percent. These bonds were issued to facilitate the 10-percent rate reduction mandated by California's electric-restructuring law, which is described in Note
12. These bonds are being repaid over 10 years by SDG&E's residential and small commercial customers via a charge on their electricity bills. These bonds are secured by the revenue streams collected from customers and are not secured by, or payable from, utility assets.
     The sizes of the rate-reduction bond issuances were set so as to make the IOUs neutral as to the 10-percent rate reduction, and were based on a four-year period to recover stranded costs. Because SDG&E recovered its stranded costs in only 18 months (due to the greater-than-anticipated plant-sale proceeds), the bond sale proceeds were greater than needed. Accordingly, during the third quarter of 2000, SDG&E returned to its customers $388 million of surplus bond proceeds in accordance with a June 8, 2000 CPUC decision. The bonds and their repayment schedule are not affected by this refund.

Unsecured Long-term Debt
In February 2001, SDG&E remarketed $25 million of variable-rate unsecured bonds as 6.75 percent fixed-rate debt for a three-year term.
At SDG&E's option, the bonds may be remarketed at a fixed or floating rate at February 29, 2004, the expiration of the fixed term.

Interest-Rate Swaps
SDG&E periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. At December 31, 2001, SDG&E has an interest-rate swap agreement that matures in 2002 and effectively fixes the interest rate on $45 million of variable-rate underlying debt at 5.4 percent. This floating-to-fixed-rate swap does not qualify for hedge accounting and, therefore, the gains and losses associated with the change in fair value are recorded in the Statements of Consolidated Income. For the year ended December 31, 2001, the effect on income was a $1 million loss. Although this financial instrument does not meet the hedge accounting criteria of SFAS 133, it continues to be effective in achieving the risk management objectives for which it was intended. See additional discussion of interest-rate swaps in
Note 9.

Financial Covenants
SDG&E's first-mortgage bond indenture requires the satisfaction of certain bond interest coverage ratios and the availability of sufficient mortgaged property to issue additional first-mortgage bonds, but do not restrict other indebtedness. Note 3 discusses the financial covenants applicable to short-term debt.

Note 5.  FACILITIES UNDER JOINT OWNERSHIP

SONGS and the Southwest Powerlink transmission line are owned jointly with other utilities. The company's interests at December 31, 2001, are:


                                                           Southwest
Project (Dollars in millions)                     SONGS   Powerlink
--------------------------------------------------------------------
Percentage ownership                                 20%         88%
Utility plant in service                            $70        $219
Accumulated depreciation and amortization           $41        $127
Construction work in progress                       $ 4        $  1
--------------------------------------------------------------------

Each of the company and the other owners holds its interest as undivided interest as tenants in common. Each owner is responsible for financing its share of each project and participates in decisions concerning operations and capital expenditures.
     The company's share of operating expenses is included in the Statements of Consolidated Income. The amounts specified above for SONGS include nuclear production, transmission and other facilities.
Certain substation equipment at SONGS is wholly owned by the company.

SONGS Decommissioning
Objectives, work scope and procedures for the future dismantling and decontamination of the SONGS units must meet the requirements of the Nuclear Regulatory Commission, the Environmental Protection Agency, the CPUC and other regulatory bodies.
     The company's share of decommissioning costs for the SONGS units has been estimated to be $468 million in 2001 dollars, based on escalation of a cost study completed in 1998. Cost studies are updated every three years and approved by the CPUC. The next such update is scheduled to be filed with the CPUC in the first half of 2002. Rate recovery of decommissioning costs is allowed until the time that the costs are fully recovered, and is subject to adjustment every three years based on costs allowed by regulators. The amount accrued each year is currently being collected in rates. Collections are authorized to continue until 2013, but may be extended until 2022 upon approval by the CPUC. This amount is considered sufficient to cover the company's share of future decommissioning costs. Payments to the nuclear decommissioning trusts (described below under "Nuclear
Decommissioning Trusts") are expected to continue until sufficient funds have been collected to fully decommission SONGS, which is not expected to occur before 2022.
     Unit 1 was permanently shut down in 1992 and physical decommissioning began in January 2000. Several structures, foundations and equipment have been dismantled and removed. Preparations have been made for the remaining major work to be performed in 2002 and beyond.
That work will include dismantling, removal and disposal of all remaining Unit 1 equipment and facilities (both nuclear and non-nuclear components), decontamination of the site and construction of an on-site storage facility for Unit 1 spent fuel. These activities are expected to be completed by 2008.
     The amounts collected in rates are invested in externally managed trust funds (described below under "Nuclear Decommissioning Trusts").
The securities held by the trusts are considered available for sale and the trust assets are shown on the Consolidated Balance Sheets at market value. These values reflect unrealized gains of $122 million and $158 million at December 31, 2001, and 2000, respectively, with the offsetting credit recorded to accumulated depreciation and decommissioning on the Consolidated Balance Sheets.
     In July 2001, the FASB approved SFAS No. 143 "Accounting for
Asset Retirement Obligations," which requires entities to record the fair value of a liability that results from the acquisition, construction, development and/or the normal operation of long-lived assets, such as nuclear power plants. Information concerning the estimated effect on the company's financial statements is provided in
Note 2.  See further discussion regarding SONGS in Notes 11 and 12.

Nuclear Decommissioning Trusts
SDG&E has a Nonqualified Nuclear Decommissioning Trust and a Qualified
Nuclear Decommissioning Trust. CPUC guidelines prohibit investments in derivatives and securities of Sempra Energy or related companies. They also establish maximum amounts for investments in equity securities
(50 percent of the qualified trust and 60 percent of the nonqualified trust), international equity securities (20 percent) and securities of electric utilities having ownership interests in nuclear power plants
(10 percent). Not less than 50 percent of the equity portion of the trusts shall be invested passively.

At December 31, 2001 and 2000, trust assets were allocated as follows
(dollars in millions):

                 Qualified Trust    Nonqualified Trust
                    2001   2000         2001   2000
                   -------------       -------------
Domestic equity    $ 144  $ 143        $  48  $  57
Foreign equity        76     78           --     --
                   -----  -----        -----  -----
   Total equity      220    221           48     57
Total fixed income   225    228           33     37
                   -----  -----        -----  -----
   Total           $ 445  $ 449        $  81  $  94
                   =====  =====        =====  =====


The decommissioning cost studies referred to above determine the appropriate level of contributions to be collected in utility-customer rates to ensure adequate funding at the decommissioning date. Customer contribution amounts are determined by estimates of after-tax investment returns, decommissioning costs and escalation rates for decommissioning costs. Lower actual investment returns or higher actual decommissioning costs would result in an increase in customer contributions.


NOTE 6.  INCOME TAXES

The reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

Years ended December 31              2001     2000     1999
-------------------------------------------------------------
Statutory federal income tax rate    35.0%    35.0%    35.0%
Depreciation                          5.9      6.6      5.2
State income taxes - net of
  federal income tax benefit          5.8      8.5      5.9
Tax credits                          (0.9)    (1.5)    (2.1)
Other - net                          (2.3)     0.2     (5.2)
                                   --------------------------
    Effective income tax rate        43.5%    48.8%    38.8%
-------------------------------------------------------------

The components of income tax expense are as follows:

(Dollars in millions)                2001     2000     1999
------------------------------------------------------------
Current:
  Federal                           $ 120   $ (115)   $  90
  State                                30      (41)      39
                                   ------------------------
    Total                             150     (156)     129
                                   -------------------------
Deferred:
  Federal                               7      244       11
  State                               (13)      59       (9)
                                   -------------------------
    Total                              (6)     303        2
                                   -------------------------
Deferred investment
  tax credits                          (3)      (3)      (5)
                                   -------------------------
Total income tax expense            $ 141    $ 144    $ 126
------------------------------------------------------------

Federal and state income taxes are allocated between operating income and other income. SDG&E is included in the consolidated tax return of Sempra Energy and is allocated income tax expense from Sempra Energy in an amount equal to that which would result from filing a separate return.


Accumulated deferred income taxes at December 31 result from the following:
(Dollars in millions)                     2001         2000
-------------------------------------------------------------
Deferred tax liabilities:
  Differences in financial and
    tax bases of utility plant           $ 391        $ 341
  Balancing accounts and other
     regulatory assets                     432          470
  Loss on reacquired debt                   24           24
  Other                                     75           83
                                        -------------------
  Total deferred tax liabilities           922          918
                                        -------------------
Deferred tax assets:
  Investment tax credits                    31           33
  Other                                    124          131
                                        -------------------
  Total deferred tax assets                155          164
                                        -------------------
Net deferred income tax liability        $ 767        $ 754
-------------------------------------------------------------

The net deferred income tax liability is recorded on the Consolidated
Balance Sheets at December 31 as follows:

(Dollars in millions)                     2001         2000
-------------------------------------------------------------
Current liability                        $ 128        $ 252
Noncurrent liability                       639          502
                                        ---------------------
Total                                    $ 767        $ 754
-------------------------------------------------------------

NOTE 7.  EMPLOYEE BENEFIT PLANS

The company sponsors qualified and nonqualified pension plans and other postretirement benefit plans for its employees.
     During 2001, the company participated in a voluntary separation program. As a result, the company recorded a $13 million special termination benefit, a $1 million curtailment cost, and a $19 million settlement gain.
     During 2000, the company participated in another voluntary separation program. As a result, the company recorded a $5 million special termination benefit.

Pension and Other Postretirement Benefits

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two years, and a statement of the funded status as of each year end:

                                                                 Other
                                   Pension Benefits      Postretirement Benefits
                                -----------------------------------------------
(Dollars in millions)                2001      2000           2001        2000
-------------------------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF
 DECEMBER 31:
Discount rate                        7.25%     7.25%(1)       7.25%       7.25%
Expected return on plan assets       8.00%     8.00%          4.00%       4.00%
Rate of compensation increase        5.00%     5.00%          5.00%       5.00%
Cost trend of covered
  Health-care charges                   -         -           7.25%(2)    7.50%(2)

CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation at
  January 1                        $  477    $  476          $  49        $  45
Service cost                           13        10              1            1
Interest cost                          32        36              3            3
Actuarial (gain) loss                   4         9             (5)           3
Curtailments                           (7)       (1)             -            -
Settlements                             1         -              -            -
Special termination benefits           13         5              -            -
Benefits paid                         (85)      (58)            (3)          (3)
                                  ----------------------------------------------
Net benefit obligation at
  December 31                         448       477             45           49
                                  ----------------------------------------------
CHANGE IN PLAN ASSETS:
Fair value of plan assets
  at January 1                        604       713             22           18
Actual return on plan assets          (55)      (51)             1            3
Employer contributions                  -         -              4            4
Transfer of assets (3)                  1         -              -            -
Benefits paid                         (85)      (58)            (3)          (3)
                                  ----------------------------------------------
Fair value of plan assets
  at December 31                      465       604             24           22
                                  ----------------------------------------------
Plan assets net of obligation
  at December 31                       17       127            (21)         (27)
Unrecognized net actuarial gain       (62)     (182)            (6)           -
Unrecognized prior service cost        13        16              -            -
                                  ----------------------------------------------
Net recorded liability
at December 31                     $  (32)   $  (39)         $ (27)       $ (27)
--------------------------------------------------------------------------------
(1) Discount rate decreased from 7.75% to 7.25%, effective March 1, 2000.
(2) Decreasing to ultimate trend of 6.50% in 2004.
(3) To reflect transfer of plan assets and liability from affiliates.


The following table provides the amounts recognized under "Deferred credits and other liabilities" on the Consolidated Balance Sheets at December 31:

                                                                     Other
                                        Pension Benefits      Postretirement Benefits
                                       --------------------------------------------
(Dollars in millions)                     2001      2000         2001       2000
-----------------------------------------------------------------------------------
Accrued benefit cost                      $(29)     $(36)        $(27)      $(27)
Accumulated other
  comprehensive income, pretax              (3)       (3)           -          -
                                       --------------------------------------------
Net recorded liability                    $(32)     $(39)        $(27)      $(27)
-----------------------------------------------------------------------------------

The following table provides the components of net periodic benefit cost (income) for the plans:

                                                                  Other
(Dollars in millions)               Pension Benefits     Postretirement Benefits
                                  -----------------------------------------------
For the years ended December 31     2001   2000   1999     2001   2000   1999
                                  -----------------------------------------------
Service cost                        $ 13   $ 10   $ 11     $  1   $  1   $  1
Interest cost                         32     36     34        3      3      3
Expected return on assets            (42)   (57)   (47)      (1)    (1)     -
Amortization of:
  Transition obligation                -      -      -        2      2      2
  Prior service cost                   3      3      3        -      -      -
  Actuarial gain                      (7)   (17)    (9)       -      -      -
Special termination benefits          13      5      -        -      1      -
Curtailment cost                       1      -      -        1      -      -
Settlement credit                    (19)     -      -        -      -      -
Regulatory adjustment                  -      -      -        1     (2)     -
                                  -----------------------------------------------
Total net periodic benefit cost
(income)                            $ (6)  $(20)  $ (8)    $  7   $  4   $  6
---------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percent change in assumed health care cost trend rates would have the following effects:

--------------------------------------------------------------------------
(Dollars in millions)                         1% Increase     1% Decrease
--------------------------------------------------------------------------
Effect on total of service and interest cost
  components of net periodic postretirement
  health-care benefit cost                          --                --

Effect on the health-care component of the
  accumulated other postretirement
  benefit obligation                              $  2              $ (2)

--------------------------------------------------------------------------

Other postretirement benefits include retiree life insurance and medical benefits for retirees and their spouses.

Savings Plan
The company offers a savings plan, administered by plan trustees, to all eligible employees. Eligibility to participate in the plan begins after one month of completed service. Employees may contribute, subject to plan provisions, from one percent to 15 percent of their regular earnings. After one year of completed service, the company begins to make matching contributions. Employer contributions are equal to 50 percent of the first 6 percent of eligible base salary contributed by employees. Employer contributions are invested in Sempra Energy common stock (new issuances or market purchases) and must remain so invested until termination of employment. At the direction of the employees, the employees' contributions are invested in Sempra Energy common stock, mutual funds or institutional trusts. Company contributions to the savings plan were $5 million in 2001, $5 million in 2000 and $4 million in 1999.

NOTE 8.  STOCK-BASED COMPENSATION

Sempra Energy has stock-based compensation plans intended to align employee and shareholder objectives related to Sempra Energy's long-term growth. The plans permit a wide variety of stock-based awards, including Sempra Energy non-qualified stock options, incentive stock options, restricted stock, stock appreciation rights, performance awards, stock payments and dividend equivalents.
     In 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. It encourages a fair-value-based method of accounting for stock-based compensation. As permitted by SFAS No. 123, Sempra Energy and its subsidiaries adopted only its disclosure requirements and continues to account for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."
The subsidiaries record an expense for the plans to the extent that subsidiary employees participate in the plans, or that subsidiaries are allocated a portion of Sempra Energy's costs of the plans. SDG&E recorded expenses of $2 million and $1 million in 2001 and 2000, respectively. There were no expenses recorded in 1999.

NOTE 9.  FINANCIAL INSTRUMENTS

Fair Value
The fair values of certain of the company's financial instruments (cash, temporary investments and customer deposits) approximate the carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at December 31:

                                      Carrying    Fair        Carrying    Fair
                                       Amount    Value         Amount    Value
-------------------------------------------------------------------------------
 (Dollars in millions)                        2001                    2000
------------------------------------------------------------------------------
First-mortgage bonds                  $  674    $  704       $  614    $  629
Rate-reduction bonds                     395       411          461       462
Other long-term debt                     253       265          272       281
                                     --------  --------     --------  --------
  Total long-term debt                $1,322    $1,380       $1,347    $1,372
-------------------------------------------------------------------------------
Preferred stock                       $  104    $   98       $  104    $   89
-------------------------------------------------------------------------------

The fair values of long-term debt and preferred stock were estimated based on quoted market prices for them or for similar issues.

Accounting for Derivative Instruments and Hedging Activities
Effective January 1, 2001, the company adopted SFAS 133, as amended by SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." As amended, SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position, measure the instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative instrument qualifies as an effective hedge that offsets certain exposures.
     At December 31, 2001, $1 million in other current assets, $89 million in current liabilities and $673 million in noncurrent liabilities were recorded in the Consolidated Balance Sheets for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $88 million in current regulatory assets, $673 million in noncurrent regulatory assets, and $1 million in other current liabilities were recorded in the Consolidated Balance Sheets as of December 31, 2001. For the year ended December 31, 2001, $1 million in non-operating losses was recorded in "Other--net" in the Statements of Consolidated Income.

Market Risk
The company's policy is to use derivative financial instruments to manage exposure to fluctuations in interest rates and energy prices. Transactions involving these financial instruments are with firms believed to be credit-worthy. The use of these instruments exposes the company to market and credit risk which may at times be concentrated with certain counterparties, although counterparty nonperformance is not anticipated.

Interest-Rate Risk Management
The company periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. At December 31, 2001, SDG&E has one interest-rate swap agreement that matures in 2002 and effectively fixes the interest rate on $45 million of SDG&E's variable-rate underlying debt at 5.4 percent. This floating-to-fixed-rate swap does not qualify for hedge accounting and therefore the gains and losses associated with the change in fair value are recorded in the Statements of Consolidated Income. For the year ended December 31, 2001, the effect on income was a $1 million loss as noted above. Although this financial instrument does not meet the hedge accounting criteria of SFAS 133, it continues to be effective in achieving the risk management objectives for which it was intended.

Energy Derivatives
SDG&E utilizes derivative financial instruments to reduce its exposure to unfavorable changes in energy prices, which are subject to significant and often volatile fluctuation. Derivative financial instruments are comprised of futures, forwards, swaps, options and long-term delivery contracts. These contracts allow SDG&E to predict with greater certainty the effective prices to be received and to be charged to its customers. See Note 2 for discussion of how these derivatives are classified under SFAS 133.

Energy Contracts
SDG&E records natural gas and electric energy contracts in "Cost of gas distributed" and "Electric fuel and net purchased power," respectively, in the Statements of Consolidated Income. For open contracts not expected to result in physical delivery, changes in market value of the contracts are recorded in these accounts during the period the contracts are open, with an offsetting entry to a regulatory asset or liability. The majority of the company's contracts result in physical delivery.
     There was no impact on the financial statements of consolidated income for changes in the fair value of derivative instruments, other than the $1 million loss on the interest-rate swap noted above.

NOTE 10.  PREFERRED STOCK AND DIVIDEND RESTRICTIONS

------------------------------------------------------------------------------------
                                                     Call             December 31,
(Dollars in millions, except call price)             Price         2001         2000
------------------------------------------------------------------------------------
PREFERRED STOCK NOT SUBJECT TO MANDATORY REDEMPTION
  $20 par value, authorized 1,375,000 shares:
      5% Series, 375,000 shares outstanding          $ 24.00     $    8       $    8
      4.50% Series, 300,000 shares outstanding       $ 21.20          6            6
      4.40% Series, 325,000 shares outstanding       $ 21.00          7            7
      4.60% Series, 373,770 shares outstanding       $ 20.25          7            7
  Without par value:
      $1.70 Series, 1,400,000 shares outstanding     $ 25.85         35           35
      $1.82 Series, 640,000 shares outstanding       $ 26.00         16           16
                                                              ----------------------
    Total                                                        $   79       $   79
                                                              ----------------------
PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION
  Without par value, $1.7625 Series, 1,000,000
        shares outstanding                           $ 25.00     $   25       $   25
------------------------------------------------------------------------------------

All series of SDG&E's preferred stock have cumulative preferences as to dividends. The $20 par value preferred stock has two votes per share on matters being voted upon by shareholders of SDG&E and a liquidation value at par, whereas the no-par-value preferred stock is nonvoting and has a liquidation value of $25 per share, plus any unpaid dividends. SDG&E is authorized to issue 10,000,000 shares of no-par-value preferred stock (both subject to and not subject to mandatory redemption). All series are currently callable except for the $1.70 and $1.7625 Series (callable in 2003). The $1.7625 Series has a sinking fund requirement to redeem 50,000 shares per year from 2003 to 2007; the remaining 750,000 shares must be redeemed in 2008.

Dividend Restrictions
The CPUC's regulation of SDG&E's capital structure limits to $178 million the portion of the company's December 31, 2001 retained earnings that is available for dividends.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Natural Gas Contracts
SDG&E buys natural gas under short-term and long-term contracts. Short-term purchases are from various Southwest U.S. and Canadian suppliers and are primarily based on monthly spot-market prices. SDG&E transports gas under long-term firm pipeline capacity agreements that provide for annual reservation charges, which are recovered in rates. SDG&E has long-term natural gas transportation contracts with various interstate pipelines which expire on various dates between 2003 and 2023.
SDG&E has a long-term purchase agreement with a Canadian
supplier that expires in August 2003, and in which the delivered cost is tied to the California border spot-market price. SDG&E purchases natural gas on a spot basis to fill its additional long-term pipeline capacity. SDG&E intends to continue using the long-term pipeline capacity in other ways as well, including the transport of other natural gas for its own use and the release of a portion of this capacity to third parties.
All of SDG&E's gas is delivered through SoCalGas pipelines under a short-term transportation agreement. In addition, under a separate agreement expiring in March 2003, SoCalGas provides SDG&E 4.5 billion cubic feet of storage capacity with an option for an additional 1.5 billion cubic feet as capacity becomes available.
      At December 31, 2001, the future minimum payments under natural gas contracts were:
                               Storage and
(Dollars in millions)       Transportation          Natural Gas
-----------------------------------------------------------------
2002                              $  16               $   24
2003                                 14                   16
2004                                 14                    -
2005                                 14                    -
2006                                 13                    -
Thereafter                          151                    -
                               ----------------------------------
Total minimum payments            $ 222               $   40
-----------------------------------------------------------------

Total payments under the natural gas contracts were $457 million in 2001, $273 million in 2000 and $220 million in 1999.

Purchased-Power Contracts
SDG&E buys electric power under several long-term contracts. The contracts expire on various dates between 2003 and 2025. Prior to the electric rate ceiling described in Note 12, the above-market cost of contracts was recovered from SDG&E's customers. In general, the market value of these contracts was recovered by bidding them into the California Power Exchange (PX) and receiving revenue from the PX for bids accepted. As of January 1, 2001, in compliance with a FERC order prohibiting sales to the PX, SDG&E no longer bids those contracts into the PX. Those contracts are now used to serve customers in compliance with a CPUC order. In late 2000, SDG&E entered into additional contracts to serve customers instead of buying all of its power from the PX. These contracts expire in 2003.
At December 31, 2001, the estimated future minimum payments under the long-term contracts were:

(Dollars in millions)
-----------------------------------------------------------------
2002                                                    $  224
2003                                                       218
2004                                                       172
2005                                                       173
2006                                                       170
Thereafter                                               2,000
                                                       ----------
Total minimum payments                                  $2,957
-----------------------------------------------------------------

The payments represent capacity charges and minimum energy purchases. SDG&E is required to pay additional amounts for actual purchases of energy that exceed the minimum energy commitments. Total payments under the contracts were $512 million in 2001, $257 million in 2000 and $251 million in 1999.
On January 17, 2001, the California Assembly passed a bill (AB1) to allow the DWR to purchase power under long-term contracts for the benefit of California consumers. In accordance with AB1, SDG&E entered into an agreement with the DWR under which the DWR purchases SDG&E's full net short position (the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchased-power contracts) through December 31, 2002. The CPUC is conducting proceedings intended to establish guidelines and procedures for the eventual resumption of electricity procurement by SDG&E and the other California IOUs. For additional discussion of this matter see Note 12.

Leases
SDG&E has operating leases on real and personal property expiring at various dates from 2002 to 2045. Certain leases on office facilities contain escalation clauses requiring annual increases in rent ranging from 2 percent to 5 percent. The rentals payable under these leases are determined on both fixed and percentage bases, and most leases contain extension options, which are exercisable by SDG&E. SDG&E terminated its capital lease agreement for nuclear fuel in mid-2001 and now owns its nuclear fuel.
     At December 31, 2001, the minimum rental commitments payable in future years under all noncancellable leases were:

(Dollars in millions)
------------------------------------------------------------
2002                                                     $10
2003                                                       8
2004                                                       7
2005                                                       5
2006                                                       4
Thereafter                                                16
                                                    --------
Total future rental commitment                           $50
------------------------------------------------------------

Rent expense totaled $21 million in 2001, $32 million in 2000 and $39 million in 1999.

Environmental Issues
The company's operations are subject to federal, state and local environmental laws and regulations governing hazardous wastes, air and water quality, land use, solid waste disposal and the protection of wildlife. As applicable, appropriate and relevant, these laws and regulations require that the company investigate and remediate the effects of the release or disposal of materials at sites associated with past and present operations, including sites at which the company has been identified as a Potentially Responsible Party under the federal Superfund laws and comparable state laws. Costs incurred to operate the facilities in compliance with these laws and regulations generally have been recovered in customer rates.
     Costs that mitigate or prevent future environmental contamination or extend the life, increase the capacity or improve the safety or efficiency of property utilized in current operations are capitalized. The company's capital expenditures to comply with environmental laws and regulations were $1 million in 2001, $2 million in 2000 and $160,000 in 1999. The increase in 2000 was due to the installation of air quality control equipment on a compressor facility. The cost of compliance with these regulations over the next five years is not expected to be significant.
     Costs that relate to current operations or an existing condition caused by past operations are generally recorded as a regulatory asset due to the assurance that these costs will be recovered in rates. In 1994, the CPUC approved the Hazardous Waste Collaborative Memorandum account, allowing California's energy utilities to recover their hazardous waste cleanup costs, including those related to Superfund sites or similar sites requiring cleanup. Cleanup costs at electric generation related sites were specifically excluded from the collaborative by the CPUC. Recovery of 90 percent of hazardous waste cleanup costs and related third-party litigation costs and 70 percent of the related insurance-litigation expenses is permitted. In addition, the company has the opportunity to retain a percentage of any insurance recoveries to offset the 10 percent of costs not recovered in rates.
     The environmental issues currently facing the company or resolved during the latest three-year period include investigation and remediation of its manufactured-gas sites (all three sites completed as of December 31, 2001 and site-closure letters received for two), cleanup at its former fossil fuel power plants (all sold in 1999 and actual or estimated cleanup costs included in the transactions), cleanup of third-party waste-disposal sites used by the company, which has been identified as a Potentially Responsible Party (investigations and remediations are continuing), and mitigation of damage to the marine environment caused by the cooling-water discharge from the SONGS (the requirements for enhanced fish protection, a 150-acre artificial reef and restoration of 150 acres of coastal wetlands are in process).
     Environmental liabilities are recorded when the company's liability is probable and the costs are reasonably estimable. In many cases, however, investigations are not yet at a stage where the company has been able to determine whether it is liable or, if liability is probable, to reasonably estimate the amount or range of amounts of the cost, or certain components thereof. Estimates of the company's liability are further subject to other uncertainties, such as the nature and extent of site contamination, evolving remediation standards and imprecise engineering evaluations. The accruals are reviewed periodically and, as investigations and remediation proceed, adjustments are made as necessary. At December 31, 2001, the company's accrued liability for environmental matters was $10 million related to cleanup at SDG&E's former fossil-fueled power plants. These accruals are expected to be paid ratably over the next two years. There are no circumstances currently known to management that would require adjustment to the accruals.

Nuclear Insurance
SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E could be assessed retrospective premium adjustments of up to $36 million in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.
     Insurance coverage is provided for up to $2.8 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 12 weeks. Coverage is provided primarily through mutual insurance companies owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $7 million.
     Both the public-liability and property insurance (including replacement power coverage) include coverage for losses resulting from acts of terrorism. This includes the risk-sharing arrangement with other nuclear facilities.

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

Department Of Energy Nuclear Fuel Disposal
The Nuclear Waste Policy Act of 1982 made the DOE responsible for the disposal of spent nuclear fuel. However, it is uncertain when the DOE will begin accepting spent nuclear fuel from SONGS. Continued delays by the DOE can lead to increased cost of disposal, which could be significant. If this occurs and the company is unable to recover the increased costs from the federal government or from its customers, the company's profitability from SONGS would be adversely affected.

Litigation
Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and allege that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to stop a pipeline project that would have brought new and less-expensive natural gas supplies into California. Management believes the allegations are without merit.
Except for the matter referred to above, the company is not party to, nor is its property the subject of, any material pending legal proceedings other than routine litigation incidental to its business. Management believes that these matters will not have a material adverse effect on the company's financial condition or results of operations.

Electric Distribution System Conversion
Under a CPUC-mandated program and through franchise agreements with various cities, SDG&E is committed, in varying amounts, to converting overhead distribution facilities to underground. As of December 31, 2001, the aggregate unexpended amount of this commitment was approximately $110 million. Capital expenditures for underground conversions were $12 million in 2001, $26 million in 2000 and $20 million in 1999.

Concentration of Credit Risk
SDG&E maintains credit policies and systems to manage overall credit risk. These policies include an evaluation of potential counterparties' financial condition and an assignment of credit limits. These credit limits are established based on risk and return considerations under terms customarily available in the industry. SDG&E grants credit to its utility customers, substantially all of whom are located in its service territory, which covers all of San Diego County and an adjacent portion of Orange County.
Supply/demand imbalances and a number of other factors resulted in abnormally high electric-commodity costs beginning in mid-2000 and continuing into 2001. This caused SDG&E's monthly customer bills to be substantially higher than normal. In response, legislation imposed a ceiling of 6.5 cents/kWh on the cost of electricity that SDG&E could pass on to its residential, small-commercial and lighting customers on a current basis. The ceiling extends through December 31, 2002 (December 31, 2003 if deemed by the CPUC to be in the public interest). Once SDG&E is able to pass on these costs, the company may experience an increase in customer credit risk. Additional information on this issue is discussed in Note 12.

NOTE 12.  ELECTRIC INDUSTRY RESTRUCTURING

Background
In 1996, California enacted legislation (AB 1890) restructuring California's investor-owned electric utility industry. The legislation and related decisions of the CPUC were intended to stimulate competition and reduce electric rates.
     As part of the framework for a competitive electric-generation market, the legislation established the PX, which served as a wholesale power pool to which the California IOUs were required to sell all of their power supply (including owned generation and purchased-power contracts) and, except to the extent otherwise authorized by the CPUC, from which they were required to buy all of the electricity needed to serve their retail consumers. The PX also purchased power from nonutility generators through an auction process intended to establish competitive market prices for the power that it sells to the IOUs. An Independent System Operator (ISO) scheduled power transactions and access to the transmission system. In connection with the deregulation of California's electric-utility industry, during 1999 and 2000, the company sold and purchased electricity to and from the PX. Net purchase power reflects sales and purchases to and from the PX/ISO commencing April 1, 1998, at market prices of energy from SDG&E's power plants and from long-term purchase-power contracts. Due to subsequent industry restructuring developments (described below), the PX suspended its trading operations on January 31, 2001.
     The restructuring legislation also established a rate freeze on amounts that the IOUs could charge their customers. The rate freeze was designed to generate revenue levels assumed to be sufficient to provide the IOUs with a reasonable opportunity to recover, by December 31, 2001, their costs of generation and purchased power that are fixed and unavoidable and included in customer rates. The rate freeze was to end as to each IOU when it completed recovery of the costs, but in no event later than March 31, 2002.
     In June 1999, SDG&E completed the recovery of its stranded costs, other than the future above-market portion of its purchased-power contracts that were in effect at December 31, 1995, and SONGS costs, both of which continue to be collected in rates. Recovery of the other costs was effected by, among other things, the sale of SDG&E's fossil power plants and combustion turbines during the quarter ended June 30, 1999. Therefore, SDG&E is no longer subject to the rate freeze imposed by AB 1890.
     With the rate freeze no longer applicable, SDG&E lowered its base rates (the portion of its rates not attributable to electric-commodity costs) and began to pass through to its customers, without markup, the cost of electricity purchased from the PX. SDG&E's overall rates were lower than during the rate freeze, but they also became subject to fluctuation with the actual cost of electricity purchases.

Effect on Customer Rates
As noted above supply/demand imbalances and a number of other factors resulted in abnormally high electric-commodity prices beginning in mid-2000 and continuing into 2001. This caused SDG&E's monthly customer bills to be substantially higher than normal.
     These higher prices were initially passed through to SDG&E's customers and resulted in customer bills that in most cases were double or triple those from 1999 and early 2000. This resulted in several legislative and regulatory responses.
     California Assembly Bill 265 (AB 265), enacted in September 2000, imposed a ceiling of 6.5 cents/kWh on the cost of the electric commodity that SDG&E could pass on to its small-usage customers on a current basis. Customers covered under the commodity rate ceiling generally include residential, small-commercial and lighting customers. The ceiling, retroactive to June 1, 2000, extends through December 31, 2002, and may be extended through December 31, 2003, if the CPUC determines that it is in the public interest to do so. The 6.5-cent rate ceiling is a "floating cap" that can float downward as prices decrease, but cannot exceed actual commodity costs without the approval of the CPUC. The CPUC subsequently approved an increase to the system average rate paid by SDG&E customers (to 7.96 cents per kWh) in order to pass through, without markup, the rates to repay the DWR for its purchases of power, as described below. The agreement for the ending of the earlier rate freeze provided for future recovery of SDG&E's electricity costs that could not be passed on to customers on a current basis. Although it delayed such recovery, AB 265 reaffirmed SDG&E's right to later collect undercollections resulting from the reasonable and prudent costs of procuring the commodity. The reasonableness reviews related to the commodity costs have been settled, as discussed below.
     SDG&E accumulates the amount that it pays for electricity in excess of the ceiling rate (the undercollected costs) in an interest-bearing balancing account. SDG&E expects to amortize these amounts, together with interest, in rates charged to customers following the end of the rate-ceiling period. Due to their long-term nature, these undercollected costs are classified as a noncurrent regulatory asset on the company's Consolidated Balance Sheets. The undercollection was $447 million (of which $352 million was included in regulatory assets and $95 million was included in regulatory balancing accounts on the Consolidated Balance Sheets) at December 31, 2000. It increased to approximately $750 million in the first quarter of 2001 and decreased to $392 million at December 31, 2001. The decrease was due primarily to the $100 million refund related to prudence of purchase-power costs and the application of overcollections in other balancing accounts.

Role of the Department of Water Resources
In February 2001, through the passage of AB 1, the DWR began to purchase power from generators and marketers, who had previously sold their power to the PX/ISO, and has entered into long-term contracts for the purchase of a portion of the power requirements of the state's population that is served by IOUs. SDG&E and the DWR have entered into an agreement under which the DWR will continue to purchase power for SDG&E's customers until December 31, 2002.
     As the DWR is now purchasing SDG&E's full net short position (the power needed by SDG&E's customers, other than that provided by SDG&E's nuclear generating facilities or its previously existing purchased-power contracts) significant growth in these undercollections has ceased.
     In April 2001, California law AB 43X took effect, extending the temporary 6.5-cent rate cap to include SDG&E's large customers (the only customer class not previously covered by the rate cap) retroactive to February 7, 2001. The reduced future bills did not add to the undercollection nor did the fourth quarter refunds of past charges above 6.5 cents, since, in large part, the purchases for these customers are covered by the agreement between SDG&E and the DWR.



Memorandum of Understanding
On June 18, 2001 representatives of California Governor Davis, the DWR, Sempra Energy and SDG&E entered into a Memorandum of Understanding (MOU) contemplating the implementation of a series of transactions and regulatory settlements and actions to resolve many of the issues affecting SDG&E and its customers arising out of the California energy crisis. The MOU contemplated the elimination from SDG&E's rate-ceiling balancing account of the undercollected costs that otherwise would be recovered in future customer rates; settlement of reasonableness reviews, electricity purchase contract issues and other regulatory matters.
    On August 2, 2001, the CPUC approved a reduction of the rate-ceiling balancing account, as contemplated by the MOU, by the application thereto of overcollections in certain other balancing accounts totaling $70 million.
     On October 10, 2001, the CPUC issued a decision approving the delay until 2004 of the effects of revised revenue requirements for SDG&E and SoCalGas. However, the decision also denied the request by SDG&E and SoCalGas to continue equal sharing between ratepayers and shareholders of estimated savings stemming from the 1998 merger between PE and Enova. Instead, the CPUC ordered that all of the estimated 2003 merger savings go to ratepayers. The portion to be refunded to electric ratepayers would be credited to the Transition Cost Balancing Account (TCBA), based on the net present value (NPV) in 2001 of the savings for 2003. Merger savings related to 2001 and 2002 also would be so credited. The combined NPV is estimated to be $39 million. Merger savings allocable to natural gas ratepayers would be refunded through once-a-year bill credit, as has been the case.
     On November 8, 2001, the CPUC approved a $100 million reduction of the rate-ceiling balancing account, in settlement of the reasonableness of SDG&E's electric procurement practices between July 1, 1999 through February 7, 2001.
     In January 2002, the CPUC rejected the part of the MOU dealing with a settlement on electricity purchase contracts held by SDG&E. The MOU would have granted SDG&E ownership of its power sale profits in exchange for crediting $219 million to customers to offset the rate-ceiling balancing account. Instead, the CPUC asserted that all the profits associated with the energy purchase contracts should accrue to the benefit of customers. The CPUC estimated these profits as $363 million. The company believes the CPUC's calculation is incorrect and the CPUC has not explained to the company how it arrived at that amount. In addition, the company believes the CPUC's position is incorrect and has challenged the CPUC's original disallowance in the Court of Appeals. The court challenge was put on hold when the MOU was reached. SDG&E has now reactivated the case and has also filed a similar suit in federal court.

Recent Rate Changes
In order to provide sufficient revenues to repay the DWR for the $10 billion of power purchases it made on behalf of the state's three IOUs during the energy crisis, the CPUC issued a decision in September 2001 that established interim rate increases for SDG&E's electric customers in an average amount of approximately 1.46 cents per kWh, resulting in a system average rate of 7.96 cents per kWh when added to the 6.5 cents per kWh rate ceiling discussed above.
     On February 21, 2002, the CPUC issued a final decision about the DWR revenue requirement, approving allocation of the DWR's cost of providing power based on actual cost of service, which was lower for SDG&E customers than for those in Northern California and, therefore, avoids a rate hike for SDG&E customers. Based on this allocation, the price SDG&E pays to the DWR drops from the previously proposed rate of
9.02 cents per kWh to 7.29 cents per kWh. SDG&E's system average rate of 7.96 cents per kWh (described above) remains unchanged and will be addressed separately. The CPUC also voted to relinquish oversight over DWR power purchases, which allows the state to proceed with the bond sale of up to $11.1 billion to repay the state's general fund (used for DWR power purchases during the energy crisis) and to cover continuing power purchases. Interested parties have 30 days to appeal the decision.

Direct Access
In September 2001, the CPUC suspended the ability of retail electricity customers to choose their power provider ("direct access") until at least the end of 2003 in order to improve the probability that enough revenue would be available to the DWR to cover the state's power purchases. The decision forbids new direct access contracts after September 20, 2001. In January 2002, a draft decision was issued modifying the direct access suspension decision, suspending direct access retroactively to July 1, 2001. This issue is on the CPUC's agenda for March 21, 2002. Any such effect is not expected to be material to the company's financial position or liquidity.

FERC Actions
The FERC has been investigating prices charged to the California IOUs by various electric suppliers. The FERC appears to be proceeding in the direction of awarding to the California IOUs a partial refund of the amounts charged. Any such refunds would reduce SDG&E's rate-ceiling balancing account. A FERC decision is not expected before the second half of 2002.
     More recently, FERC has launched an investigation whether there was manipulation of short-term energy prices in the West that resulted in unjust and unreasonable long-term power sales contracts. The results of this investigation will be used by FERC to determine how it should proceed on existing and future complaints about long-term contracts, but will not address or prejudge any arguments made in these proceedings.

NOTE 13.   OTHER REGULATORY MATTERS

Gas Industry Restructuring
The natural gas industry in California experienced an initial phase of restructuring during the 1980s, but the CPUC did not make major changes after the early 1990s. In January 1998, the CPUC released a staff report initiating a project to assess the current market and regulatory framework for California's natural gas industry. In July 1999, after hearings, the CPUC issued a decision stating which natural gas regulatory changes it found most promising, encouraging parties to submit settlements addressing those changes, and providing for further hearings if necessary.
     On December 11, 2001, the CPUC issued a decision adopting much of a settlement that had been submitted in 2000 by SDG&E and approximately 30 other parties representing all segments of the gas industry in Southern California, but which was opposed by other parties. The CPUC decision adopts the following provisions: a system for shippers to hold firm, tradable rights to capacity on SoCalGas' major gas transmission lines; new balancing services including separate core and noncore balancing provisions; a reallocation among customer classes of the cost of interstate pipeline capacity held by SoCalGas and an unbundling of interstate capacity for gas marketers serving core customers; and the elimination of noncore customers' option to obtain gas supply service from SDG&E. The CPUC modified the settlement to provide increased protection against the exercise of market power by persons who would acquire rights on the SoCalGas gas transmission system. The CPUC also rejected certain aspects of the settlement that would have provided more options for natural gas marketers serving core customers.
     The CPUC is still considering the schedule for implementation of these regulatory changes, but it is expected that most of the changes will be implemented during 2002.
     SDG&E believes the decision will make natural gas service more reliable, efficient and better tailored to the desires of customers. The decision is not expected to negatively impact SDG&E's earnings.

Performance-Based Regulation (PBR)
To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC has been directing utilities to use PBR. PBR has replaced the general rate case and certain other regulatory proceedings for SDG&E. Under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, as well as cost reductions, rather than relying solely on expanding utility plant in a market where a utility already has a highly developed infrastructure.
     In April 2001, SDG&E filed its 2000 PBR report with the CPUC. For 2000, SDG&E exceeded all six performance indicator benchmarks, resulting in a request for a total net reward of $11.7 million. The CPUC has not yet approved this report and these awards have not been recorded. In addition, SDG&E achieved an actual 2000 rate of return (applicable only to electric distribution and natural gas transportation) of 8.74 percent, which is below the authorized 8.75 percent. This results in no sharing of earnings in 2000 under the PBR sharing mechanism (as described below).
     SDG&E's PBR mechanism was to have been in effect through December 31, 2002, at which time the mechanism was to be updated. That update was to include, among other things, a reexamination of SDG&E's reasonable costs of operation to be allowed in rates. The PBR and Cost of Service (COS) cases for SDG&E were both due to be filed on December 21, 2001. However, SDG&E's PBR/COS cases were delayed by an October 10, 2001 CPUC decision such that the resulting rates would be effective in 2004 instead of 2003. The decision also denies SDG&E's request to continue equal sharing between ratepayers and shareholders of the estimated savings for the merger discussed in Note 1 and, instead, orders that all of the estimated 2003 merger savings go to ratepayers. The portion to be refunded to electric ratepayers was credited to the TCBA during the fourth quarter of 2001, based on the NPV in 2001 of the savings for 2003. Merger savings related to 2001 and 2002 also were credited. The combined NPV was $39 million. Merger savings allocable to gas ratepayers will be refunded through once-a-year bill credits, as has been the case.
     Key elements of the current mechanisms include an annual indexing mechanism that adjusts rates by the inflation rate less a productivity factor and other adjustments to accommodate major unanticipated events, a sharing mechanism with customers that applies to earnings that exceed the authorized rate of return on rate base, rate refunds to customers if service quality deteriorates or awards if service quality exceeds set standards, and a change in authorized rate of return and customer rates if interest rates change by more than a specified amount. The rate change is triggered by a six-month trailing average and a 100-basis-point change in interest rates. If these events occur, there would be an automatic adjustment of rates for the change in the cost of capital according to a formula which applies a percentage of the change to various capital components.



Demand Side Management Awards
In recent years, the IOUs have participated in a CPUC program whereby they could earn awards for operating and/or administering energy-conservation efforts involving their retail customers. SDG&E has participated in these programs and has consistently achieved significant earnings therefrom. As part of the CPUC's review of the program, a draft decision is proposing that the program be reduced in scope and that award potentials for the IOUs be eliminated. An alternate proposal would maintain the award concept, but the potential awards would probably be reduced. The CPUC is scheduled to review both proposals at its March 21, 2002 meeting.

Biennial Cost Allocation Proceeding(BCAP)
Rates to recover the changes in the cost of natural gas transportation services are determined in the BCAP. The BCAP adjusts rates to reflect variances in customer demand from estimates previously used in establishing customer natural gas transportation rates. The mechanism substantially eliminates the effect on income of variances in market demand and natural gas transportation costs. SDG&E filed its 2003 BCAP on October 5, 2001.
     On April 20, 2000, the CPUC issued a decision on the 1999 BCAP, adopting overall decreases in natural gas revenues of $37 million for SDG&E for transportation rates effective June 1, 2000. Since the decreases reflect anticipated changes in corresponding costs, they have no effect on net income.

Cost of Capital
In June 1999, the CPUC adopted a 10.6 percent return on common equity
(ROE) and an 8.75 percent return on rate base (ROR) for SDG&E's electric distribution and natural gas businesses. These rates remain in effect through 2002. The electric-transmission cost of capital is determined under a separate FERC proceeding. SDG&E is required to file an application by May 8, 2002, addressing ROE, ROR and capital structure for 2003. The application will, among other things, consider the recent and ongoing financial impacts on SDG&E of electric industry restructuring.

Utility Integration
On September 20, 2001 the CPUC approved Sempra Energy's request to integrate the management teams of SDG&E and SoCalGas. The decision retains the separate identities of each utility and is not a merger. Instead, utility integration is a reorganization that consolidates senior management functions of the two utilities and returns to the utilities a significant portion of shared support services currently provided by Sempra Energy's centralized corporate center. Once implementation is completed, the integration is expected to result in more efficient and effective operations.
     In a related development, a CPUC draft decision would allow SDG&E and SoCalGas to combine their natural gas procurement activities. The CPUC is scheduled to act on the draft decision at its April 4, 2002 meeting.

CPUC Investigation of Energy-Utility Holding Companies
The CPUC has initiated an investigation into the relationship between California's IOUs and their parent holding companies. Among the matters to be considered in the investigation are utility dividend policies and practices and obligations of the holding companies to provide financial support for utility operations under the agreements with the CPUC permitting the formation of the holding companies. On January 11, 2002, the CPUC issued a decision to clarify under what circumstances, if any, a holding company would be required to provide financial support to its utility subsidiaries. The CPUC broadly determined that it would require the holding company to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. This would be in addition to the requirement of holding companies to cover their utility subsidiaries' capital requirement, as the IOUs have previously acknowledged in connection with the holding companies' formations. On January 14, 2002, the CPUC ruled on jurisdictional issues, deciding that the CPUC had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed. The company has filed to request rehearing on the issues.

NOTE 14.  QUARTERLY FINANCIAL DATA (Unaudited)

                                                 Quarter ended
                             -----------------------------------------------------
Dollars in millions           March 31     June 30     September 30  December 31
----------------------------------------------------------------------------------
2001
Operating revenues            $ 1,129      $   462     $   333       $   389
Operating expenses              1,056          405         271           362
                               ---------------------------------------------------
Operating income              $    73      $    57     $    62       $    27
                               ---------------------------------------------------
Net income                    $    54      $    38     $    45       $    46
Dividends on preferred stock        2            1           2             1
                               ---------------------------------------------------
Earnings applicable
  to common shares            $    52      $    37     $    43       $    45
                               ===================================================
2000
Operating revenues            $   471      $   574     $   731       $   895
Operating expenses                389          505         698           844
                               ---------------------------------------------------
Operating income              $    82      $    69     $    33       $    51
                               ---------------------------------------------------
Net income                    $    54      $    41     $    17       $    39
Dividends on preferred stock        2            1           2             1
                               ---------------------------------------------------
Earnings applicable
  to common shares            $    52      $    40     $    15       $    38
                               ===================================================
The sums of the quarterly amounts do not necessarily equal the annual totals due to rounding.  Reclassifications have been made to certain of the amounts since they were presented in the Quarterly Reports on Form 10-Q.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required on Identification of Directors is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2002 annual meeting of shareholders. The information required on the company's executive officers is provided below.

EXECUTIVE OFFICERS OF THE REGISTRANT
Name                     Age*    Positions
-------------------------------------------------------------------

Edwin A. Guiles           52     Chairman and Chief Executive Officer

Debra L. Reed             45     President and Chief Financial Officer

James P. Avery            45     Senior Vice President, Electric
                                 Transmission

Steven D. Davis           45     Senior Vice President, Customer
                                 Service and External Relations
Terry M. Fleskes          45     Vice President and Controller

Margot A. Kyd             48     Senior Vice President, Corporate
                                 Business Solutions

Roy M. Rawlings           57     Senior Vice President, Distribution
                                 Operations

William L. Reed           49     Senior Vice President, Regulatory
                                 Affairs

Lee M. Stewart            56     Senior Vice President, Gas
                                 Transmission

*  As of December 31, 2001.

Except for Mr. Avery, each Executive Officer has been an officer or employee of Sempra Energy or one of its subsidiaries for more than five years. Prior to joining SDG&E in 2001, Mr. Avery was a consultant with R.J. Rudden Associates. Except for Mr. Avery, each executive officer at San Diego Gas & Electric Company holds the same position at Southern California Gas Company.


ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from "Election of Directors" and "Executive Compensation" in the Information Statement prepared for the May 2002 annual meeting of shareholders.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information required by Item 12 is incorporated by reference from "Election of Directors" in the Information Statement prepared for the May 2002 annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(a) The following documents are filed as part of this report:

1. Financial statements
                                                     Page in
                                                   This Report
Independent Auditors' Report . . . . . . . . . . . . . . 31

Statements of Consolidated Income for the years
  ended December 31, 2001, 2000 and 1999 . . . . . . . . 32

Consolidated Balance Sheets at December 31,
  2001 and 2000. . . . . . . . . . . . . . . . . . . . . 33

Statements of Consolidated Cash Flows for the
  years ended December 31, 2001, 2000 and 1999 . . . . . 35

Statements of Consolidated Changes in
  Shareholders' Equity for the years ended
  December 31, 2001, 2000 and 1999 . . . . . . . . . . . 36

Notes to Consolidated Financial Statements . . . . . . . 37

2. Financial statement schedules
Other schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable or the information is included in the Consolidated Financial Statements and notes thereto.

3. Exhibits
See Exhibit Index on page 70 of this report.

(b) Reports on Form 8-K
The following reports on Form 8-K were filed after September 30, 2001:

None

INDEPENDENT AUDITORS' CONSENT
We consent to the incorporation by reference in Registration Statement Numbers 33-45599, 33-52834, 333-52150, and 33-49837 on Form S-3 of our
report dated February 4, 2002 (February 21, 2002 as to Note 12), appearing in the Annual Report on Form 10-K of San Diego Gas and Electric Company for the year ended December 31, 2001.


/S/ DELOITTE & TOUCHE LLP

San Diego, California
March 15, 2002









                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          SAN DIEGO GAS & ELECTRIC COMPANY


                              By:   /s/ Edwin A. Guiles
                                                                      .
                                 Edwin A. Guiles
                                 Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title                              Signature                         Date
Principal Executive Officer:
Edwin A. Guiles
Chairman and
Chief Executive Officer          /s/ Edwin A. Guiles               March 7, 2002

Principal Financial Officer:
Debra L. Reed
President and
Chief Financial Officer          /s/ Debra L. Reed                 March 7, 2002

Principal Accounting Officer:
Terry M. Fleskes
Vice President and
Controller                       /s/ Terry M. Fleskes              March 7, 2002

Directors:
Edwin A. Guiles
Chairman                         /s/ Edwin A. Guiles               March 7, 2002



Debra L. Reed, Director          /s/ Debra L. Reed                 March 7, 2002


Frank H. Ault, Director          /s/ Frank H. Ault                 March 7, 2002

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

Exhibit 3 -- Bylaws and Articles of Incorporation

Bylaws
3.01  Restated Bylaws of San Diego Gas & Electric as of November 6,
      2001.

Articles of Incorporation
3.02 Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company (Incorporated by reference from the SDG&E Form 10-Q for the three months ended March 31, 1994
      (Exhibit 3.1)).

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

4.03  Ninth Supplemental Indenture dated as of August 1, 1968.
      (Incorporated by reference from SDG&E Registration No. 2-68420,
      Exhibit 2D.)

4.04  Tenth Supplemental Indenture dated as of December 1, 1968.
      (Incorporated by reference from SDG&E Registration No. 2-36042,
      Exhibit 2K.)

4.05  Sixteenth Supplemental Indenture dated August 28, 1975.
      (Incorporated by reference from SDG&E Registration No. 2-68420,
      Exhibit 2E.)

4.06  Thirtieth Supplemental Indenture dated September 28, 1983.
      (Incorporated by reference from SDG&E Registration No. 33-34017,
      Exhibit 4.3.)

Exhibit 10 -- Material Contracts
10.01  Restated Letter Agreement between San Diego Gas & Electric
       Company and the California Department of Water Resources dated April 5, 2001 (2001 Sempra Energy Form 10-K Exhibit 10.04).




10.02 Transition Property Purchase and Sale Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997, Exhibit 10.1).

10.03 Transition Property Servicing Agreement dated December 16, 1997 (Incorporated by reference from Form 8-K filed by SDG&E Funding LLC on December 23, 1997, Exhibit 10.2).

Compensation
10.04 Form of Sempra Energy Severance Pay Agreement for Executives (2001 Sempra Energy Form 10-K Exhibit 10.07).

10.05  Sempra Energy Executive Security Bonus Plan effective
       January 1, 2001 (2001 Sempra Energy Form 10-K Exhibit 10.08).

10.06 Sempra Energy Deferred Compensation and Excess Savings Plan effective January 1, 2000 (2000 Sempra Energy Form 10-K
       Exhibit 10.07).

10.07 Sempra Energy Supplemental Executive Retirement Plan as amended and restated effective July 1, 1998 (1998 Sempra Energy Form 10-K Exhibit 10.09).

10.08 Sempra Energy Executive Incentive Plan effective June 1, 1998 (1998 Sempra Energy Form 10-K Exhibit 10.11).

10.09  Sempra Energy Executive Deferred Compensation Agreement
       Effective June 1, 1998(1998 Sempra Energy Form 10-K Exhibit
       10.12).

10.10 Sempra Energy 1998 Long Term Incentive Plan (Incorporated by reference from the Registration Statement on Form S-8 Sempra Energy Registration No. 333-56161 dated June 5, 1998(Exhibit 4.1)).

10.11  Supplemental Executive Retirement Plan restated as of
       July 1, 1994 (1994 SDG&E Form 10-K Exhibit 10.14).

Financing
10.12 Loan agreement with the City of Chula Vista in connection with the issuance of $25 million of Industrial Development
       Bonds, dated as of October 1, 1997 (Enova 1997 Form 10-K
       Exhibit 10.34).

10.13 Loan agreement with the City of Chula Vista in connection with the issuance of $38.9 million of Industrial Development Bonds, dated as of August 1, 1996 (1996 Form 10-K Exhibit
       10.31).

10.14 Loan agreement with the City of Chula Vista in connection with the issuance of $60 million of Industrial Development
       Bonds, dated as of November 1, 1996 (1996 Form 10-K
       Exhibit 10.32).

10.15 Loan agreement with City of San Diego in connection with the issuance of $57.7 million of Industrial Development
       Bonds, dated as of June 1, 1995 (June 30, 1995 SDG&E
       Form 10-Q Exhibit 10.3).



10.16 Loan agreement with the City of San Diego in connection with the issuance of $92.9 million of Industrial Development
       Bonds 1993 Series C dated as of July 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.2).

10.17 Loan agreement with the City of San Diego in connection with the issuance of $70.8 million of Industrial Development Bonds 1993 Series A dated as of April 1, 1993 (March 31, 1993 SDG&E Form 10-Q Exhibit 10.3).

10.18 Loan agreement with the City of San Diego in connection with the issuance of $118.6 million of Industrial Development
       Bonds dated as of September 1, 1992 (Sept. 30, 1992 SDG&E
       Form 10-Q Exhibit 10.1).

10.19 Loan agreement with the City of Chula Vista in connection with the issuance of $250 million of Industrial Development Bonds, dated as of December 1, 1992 (1992 SDG&E Form 10-K
       Exhibit 10.5).

10.20 Loan agreement with the California Pollution Control Financing Authority in connection with the issuance of $129.82 million of Pollution Control Bonds, dated as of June 1, 1996
       (1996 Form 10-K Exhibit 10.41).

10.21  Loan agreement with the California Pollution Control
       Financing Authority in connection with the issuance of $60 million of Pollution Control Bonds dated as of June 1, 1993 (June 30, 1993 SDG&E Form 10-Q Exhibit 10.1).

10.22 Loan agreement with the California Pollution Control Financing Authority, dated as of December 1, 1991, in connection with the issuance of $14.4 million of Pollution Control Bonds
       (1991 SDG&E Form 10-K Exhibit 10.11).

Nuclear
10.23 Uranium enrichment services contract between the U.S. Department of Energy (DOE assigned its rights to the U.S. Enrichment Corporation, a U.S. government-owned corporation, on July 1, 1993) and Southern California Edison Company, as agent for SDG&E and others; Contract DE-SC05-84UEO7541, dated November 5, 1984, effective June 1, 1984, as amended (1991 SDG&E Form 10-K Exhibit 10.9).

10.24  Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.7).

10.25 Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.24 herein)(1994 SDG&E Form 10-K Exhibit 10.56).

10.26  Second Amendment to the San Diego Gas & Electric Company
       Nuclear Facilities Qualified CPUC Decommissioning Master
       Trust Agreement for San Onofre Nuclear Generating Station
       (see Exhibit 10.24 herein)(1994 SDG&E Form 10-K Exhibit 10.57).

10.27 Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.24 herein)(1996 Form 10-K Exhibit 10.59).

10.28 Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.24 herein)(1996 Form 10-K Exhibit 10.60).

10.29 Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.24 herein)(1999 Form 10-K Exhibit 10.26).

10.30 Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.24 herein)(1999 Form 10-K Exhibit 10.27).

10.31 Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K Exhibit 10.8).

10.32 First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.31 herein)(1996 Form 10-K Exhibit 10.62).

10.33 Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.31 herein)(1996 Form 10-K Exhibit 10.63).

10.34 Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.31 herein)(1999 Form 10-K Exhibit 10.31).

10.35 Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.31 herein)(1999 Form 10-K Exhibit 10.32).

10.36 Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E
       Form 10-K Exhibit 10.6).

10.37 U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K Exhibit 10N).

Natural Gas Transportation and Storage
10.38 Master Services Contract, Schedule J, Transaction Based Storage Service Agreement dated April 1, 2002 and expiring March 31, 2003 between San Diego Gas & Electric Company and Southern
       California Gas Company.

10.39 Master Services Contract, Schedule J, Transaction Based Storage Service Agreement dated April 1, 2001 and expiring March 31, 2002 between San Diego Gas & Electric Company and Southern
       California Gas Company.

10.40 Master Services Contract (Intrastate Transmission Service), dated July 1, 1998 (month to month) between San Diego Gas & Electric Company and Southern California Gas Company
       (1998 10-K  Exhibit 10.64).

10.41  Amendment to Firm Transportation Service Agreement, dated
       December 2, 1996, between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1997 Enova Corporation Form 10-K Exhibit 10.58).

10.42  Firm Transportation Service Agreement, dated December 31,
       1991 between Pacific Gas and Electric Company and San Diego Gas & Electric Company (1991 SDG&E Form 10-K Exhibit 10.7).

10.43 Firm Transportation Service Agreement, dated October 13, 1994 between Pacific Gas Transmission Company and San Diego Gas
       & Electric Company (1997 Enova Corporation Form 10-K Exhibit
       10.60).

Other
10.44 Lease agreement dated as of March 25, 1992 with CarrAmerica Development and Construction as lessor of an office complex at Century Park (1994 SDG&E Form 10-K Exhibit 10.70).

Exhibit 12 -- Statement Re: Computation Of Ratios
12.01 Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December
       31, 2001, 2000, 1999, 1998 and 1997.

Exhibit 21 - Subsidiaries

21.01  Schedule of Subsidiaries at December 31, 2001.

Exhibit 23 - Independent Auditors' Consent, page 68.


GLOSSARY

AB 1 A California Assembly bill authorizing the California Department of Water Resources to purchase energy for California consumers.

AB 43X A California Assembly bill to extend AB265 to include large consumers.
AB 265 California Assembly Bill 265 (AB 265)imposed a rate ceiling of 6.5 cents/kWh

AB 1421 A California Assembly bill requiring that natural gas utilities provide bundled basic gas service to certain customers.

AB 1890 A California Assembly bill restructuring the electric energy law in California.

AFUDC                   Allowance for Funds Used During Construction

BCAP                    Biennial Cost Allocation Proceeding

Bcf                     One Billion Cubic Feet (of natural gas)

CEC                     California Energy Commission

COS                     Cost of Service

CPUC                    California Public Utilities Commission

DOE                     Department of Energy

DTSC                    Department of Toxic Substances Control

DWR                     Department of Water Resources

Edison                  Southern California Edison Company

EMFs                    Electric and Magnetic Fields

Enova                   Enova Corporation

FASB                    Financial Accounting Standards Board

FERC                    Federal Energy Regulatory Commission

Intertie                Pacific Intertie

IOUs                    Investor-Owned Utilities

ISO                     Independent System Operator

kWh                     Kilowatt Hour

LIFO                    Last in first out inventory

mmbtu                   Million British Thermal Units (of natural gas)

MOU                     Memorandum of Understanding

mW                      Megawatt

NRC                     Nuclear Regulatory Commission

Parent                  Enova Corporation

PBR                     Performance-Based Ratemaking/Regulation

PIER                    Public Interest Energy Research

PE                      Pacific Enterprises

PG&E                    Pacific Gas and Electric Company

PGE                     Portland General Electric Company

PRP                     Potentially Responsible Party

PX                      Power Exchange

QFs                     Qualifying Facilities

ROE                     Return on Equity

ROR                     Rate of Return

SDG&E                   San Diego Gas & Electric Company

SEC                     Securities and Exchange Commission

SFAS                    Statement of Financial Accounting Standards

SoCalGas                Southern California Gas Company

SONGS                   San Onofre Nuclear Generating Station

Southwest Powerlink     A transmission line connecting San Diego to
                        Phoenix and intermediate points.

TCBA                    Transition Cost Balancing Account

UEG                     Utility Electric Generation

VaR                     Value at Risk


74

81