Form 10-Q
period 2002-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 2002-05-10
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2002
                              -------------------------------------

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

         8330 Century Park Court, San Diego, California 92123
-------------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

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




ITEM 1.  FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                      Three Months Ended
                                                           March 31,
                                                       -----------------
                                                          2002     2001
                                                       --------   ------
Operating Revenues
  Electric                                               $  278   $  791
  Natural gas                                               149      338
                                                         ------   ------
   Total operating revenues                                 427    1,129
                                                         ------   ------
Operating Expenses
  Electric fuel and net purchased power                      61      572
  Cost of natural gas distributed                            78      245
  Other operating expenses                                   98      116
  Depreciation and amortization                              54       54
  Income taxes                                               48       47
  Other taxes and franchise payments                         19       22
                                                         ------   ------
   Total operating expenses                                 358    1,056
                                                         ------   ------
Operating Income                                             69       73
                                                         ------   ------
Other Income and (Deductions)
  Interest income                                             3        6
  Regulatory interest - net                                  (1)       5
  Allowance for equity funds used
    during construction                                       2        1
  Taxes on non-operating income                               2       (4)
  Other - net                                                 1       (2)
                                                         ------   ------
   Total                                                      7        6
                                                         ------   ------
Interest Charges
 Long-term debt                                              20       21
 Other                                                        2        5
 Allowance for borrowed funds
   used during construction                                  (1)      (1)
                                                         ------   ------
   Total                                                     21       25
                                                         ------   ------
Net Income                                                   55       54
Preferred Dividend Requirements                               2        2
                                                         ------   ------
Earnings Applicable to Common Shares                     $   53   $   52
                                                         ======   ======
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                                Balance at
                                                       --------------------------
                                                         March 31,   December 31,
                                                           2002          2001
                                                        ----------   -----------
ASSETS
Utility plant - at original cost                            $5,076         $5,009
Accumulated depreciation and decommissioning                (2,683)        (2,642)
                                                           -------         ------
   Utility plant - net                                       2,393          2,367
                                                           -------         ------
Nuclear decommissioning trusts                                 522            526
                                                           -------         ------
Current assets:
   Cash and cash equivalents                                   315            322
   Accounts receivable - trade                                 156            160
   Accounts receivable - other                                  25             27
   Due from unconsolidated affiliates                          185             28
   Income taxes receivable                                      22             73
   Regulatory assets arising from fixed-price contracts
      and other derivatives                                     66             88
   Other regulatory assets                                      75             75
   Inventories                                                  42             70
   Other                                                         3              3
                                                            ------         ------
     Total current assets                                      889            846
                                                            ------         ------
Other assets:
   Deferred taxes recoverable in rates                         157            162
   Regulatory assets arising from fixed-price contracts
      and other derivatives                                    576            673
   Other regulatory assets                                     760            842
   Deferred charges and other assets                            31             28
                                                            ------         ------
      Total other assets                                     1,524          1,705
                                                            ------         ------
Total assets                                                $5,328         $5,444
                                                            ======         ======



See notes to Consolidated Financial Statements.



SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                                Balance at
                                                       --------------------------
                                                         March 31,   December 31,
                                                           2002          2001
                                                        ----------   -----------
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock(255,000,000 shares authorized;
     116,583,358 shares outstanding)                        $  857         $  857
   Retained earnings                                           285            232
   Accumulated other comprehensive income (loss)                (3)            (3)
                                                            ------         ------
     Total common equity                                     1,139          1,086
   Preferred stock not subject to mandatory redemption          79             79
                                                            ------         ------
       Total shareholders' equity                            1,218          1,165
   Preferred stock subject to mandatory redemption              25             25
   Long-term debt                                            1,212          1,229
                                                            ------         ------
         Total capitalization                                2,455          2,419
                                                            ------         ------
Current liabilities:
   Accounts payable                                            114            139
   Deferred income taxes                                       111            128
   Regulatory balancing accounts - net                         598            575
   Fixed-price contracts and other derivatives                  67             89
   Current portion of long-term debt                            93             93
   Other                                                       192            212
                                                            ------         ------
     Total current liabilities                               1,175          1,236
                                                            ------         ------
Deferred credits and other liabilities:
   Customer advances for construction                           40             42
   Deferred income taxes                                       646            639
   Deferred investment tax credits                              44             45
   Fixed-price contracts and other derivatives                 576            673
   Deferred credits and other liabilities                      392            390
                                                            ------         ------
     Total deferred credits and other liabilities            1,698          1,789
                                                            ------         ------
Contingencies and commitments (Note 2)

Total liabilities and shareholders' equity                  $5,328         $5,444
                                                            ======         ======

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          2002        2001
                                                         ------      ------
Cash Flows from Operating Activities
Net income                                               $   55      $   54
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and decommissioning                          54          54
   Deferred income taxes and investment tax credits          (6)         28
   Non-cash rate reduction bond expense                      22          18
   Changes in other assets                                   52        (298)
   Changes in other liabilities                               3          (1)
   Net change in other working capital components            61         199
                                                         ------      ------
       Net cash provided by operating activities            241          54
                                                         ------      ------
Cash Flows from Investing Activities
  Capital expenditures                                      (77)        (68)
  Loan repaid by (paid to) affiliate                       (149)         19
  Contributions to decommissioning funds                     (1)         (1)
  Other                                                      (2)         (2)
                                                         ------      ------
       Net cash used in investing activities               (229)        (52)
                                                         ------      ------
Cash Flows from Financing Activities
  Dividends paid                                             (2)         (2)
  Payments on long-term debt                                (17)        (44)
  Issuances of long-term debt                                --          93
  Increase in short-term debt                                --         250
                                                         ------      ------
       Net cash provided by (used in) financing
           activities                                       (19)        297
   ------      ------
Increase (decrease) in cash and cash equivalents             (7)        299
Cash and cash equivalents, January 1                        322         256
                                                         ------      ------
Cash and cash equivalents, March 31                      $  315      $  555
                                                         ======      ======
Supplemental Disclosure of Cash Flow Information

   Interest payments, net of amounts capitalized         $   17      $   19
                                                         ======      ======
   Income tax payments (refunds) - net                   $   --      $ (218)
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

The company's significant accounting policies are described in the notes to Consolidated Financial Statements in the company's Annual Report on Form 10-K for the year ended December 31, 2001 (Annual Report). The same accounting policies are followed for interim reporting purposes.

Information in this Quarterly Report is unaudited and should be read in conjunction with the company's Annual Report.

As described in the notes to Consolidated Financial Statements in the company's Annual Report, SDG&E accounts for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No.
71).

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations." The former is not presently relevant to the company.

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This applies to legal obligations associated with the retirement of long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its present value and paid, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

Upon adoption of SFAS 143, the company estimates that it would record an addition of $540 million to utility plant representing the company's share of the San Onofre Nuclear Generating Station (SONGS) estimated future decommissioning costs, and a corresponding retirement obligation liability of $540 million. The nuclear decommissioning trusts balance of $522 million at March 31, 2002 represents amounts collected for future decommissioning costs and has a corresponding offset in accumulated depreciation. Any difference between the amount of capitalized cost that would have been recorded and depreciated and the amounts collected in the nuclear decommissioning trusts will be recorded as a regulatory asset or liability. Except for SONGS, the company has not yet determined the effect of SFAS 143 on its financial statements.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations. SFAS 144 requires that those long-lived assets classified as held for sale be measured at the lower of carrying amount or fair value less cost to sell. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 has not affected the company's financial statements.

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry significantly affected the company's electric utility operations. The background of this issue is described in the company's Annual Report. Subsequent developments are described herein.

SDG&E's undercollection balance has been reduced from $392 million at December 31, 2001, to $338 million at March 31, 2002. At current rates, which include no new positive settlements with the California Public Utilities Commission (CPUC), the balance is expected to be completely recovered by mid 2005.

On March 21, 2002, the CPUC affirmed its decision prohibiting new direct access contracts after September 20, 2001, but rejected a proposal to make the prohibition retroactive to July 1, 2001. Contracts in place as of September 20, 2001 may be renewed or assigned to new parties. In a separate proceeding, the CPUC will examine the use of exit fees as a means of recovering from direct access customers the adverse effects on the California Department of Water Resources (DWR) of direct access customer departures from utility procurement.

On April 4, 2002, the CPUC approved a plan that determines how much ratepayer revenue the state's investor-owned utilities (IOUs) can collect in 2002 for utility retained generation. SDG&E continues to collect the system average rate (the 6.5-cent commodity rate ceiling plus an amount to repay the DWR for its purchases of power, as described in the company's Annual Report). The excess, if any, of the rate ceiling over actual costs is used to reduce the undercollection balance described above. Incremental Cost Incentive Pricing (ICIP) is continued for SONGS through 2003. In addition to keeping the ICIP in place, the decision retains the reduced rate of return authorized for the SONGS ratebase, both part of an overall mechanism adopted by the CPUC in 1996.

NUCLEAR INSURANCE

SDG&E and the co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E and the co-owners of SONGS could be assessed retrospective premium adjustments of up to $176 million (SDG&E's share is $36 million unless default occurs by any co-owner) in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years and six weeks, after a waiting period of 12 weeks. Coverage is provided through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $7.4 million.

Both the public-liability and property insurance include coverage for SDG&E's and co-owners' losses resulting from acts of terrorism.

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego
Superior Court seek class-action certification and allege that Sempra Energy, SoCalGas, SDG&E and El Paso Energy Corp. acted to drive up the price of natural gas for Californians by agreeing to restrict pipeline capacity into California. Management believes the allegations are without merit.

SDG&E, along with all other sellers in the western power market, has been named a defendant in a complaint filed at the FERC by the California Attorney General's office seeking refunds for electricity purchases based on alleged violations of FERC tariffs. Management believes the allegations are without merit.

Except for the matters referred to above, neither the company nor its subsidiary is party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that these matters will not have a material adverse effect on the company's financial condition or results of operations.


3.  COMPREHENSIVE INCOME

Comprehensive income for the three-month periods ended March 31, 2002 and March 31, 2001 was $55 million and $54 million, respectively, equal to net income for both periods.


4. FINANCIAL INSTRUMENTS

Note 9 of the notes to Consolidated Financial Statements in the company's Annual Report discusses the company's financial instruments, including the adoption of SFAS 133, accounting for derivative instruments and hedging activities, market risk, interest-rate risk management, energy derivatives and contracts, and fair value. Additional activity and information since January 1, 2002 related to financial instruments are described herein.

At March 31, 2002, $1 million in other current assets, $67 million in current liabilities and $576 million in noncurrent liabilities were recorded in the Consolidated Balance Sheets for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $66 million in current regulatory assets, $576 million in noncurrent regulatory assets and $1 million in other current liabilities were recorded in the Consolidated Balance Sheets as of March 31, 2002. There was no material impact to the Statements of Consolidated Income for the three months ended March 31, 2002.


ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and Management's
Discussion and Analysis of Financial Condition and Results of
Operations contained in the company's Annual Report.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "estimates," "believes," "expects," "anticipates," "plans," "intends," "may," "would" and "should" or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future results may differ materially from those expressed in these forward-looking statements.

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the CPUC, the California Legislature, the DWR and the FERC; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory and legal decisions; the pace of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The company's California utility operations have historically been a major source of liquidity. However, beginning in the third quarter of 2000 and continuing into the first quarter of 2001, SDG&E's liquidity and its ability to make funds available to Sempra Energy were adversely affected by the electric cost undercollections resulting from a temporary ceiling on electric rates legislatively imposed in response to high electric costs. Significant growth in these undercollections has ceased as a result of an agreement with the DWR, under which the DWR is obligated to purchase SDG&E's full net short position consisting of the power and ancillary services required by SDG&E's customers that are not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. The agreement extends through December 31, 2002. In addition, the CPUC is conducting proceedings intended to establish guidelines and procedures for the eventual resumption of electricity procurement by SDG&E and the other California IOUs. Electric costs are now below and are expected to remain below the rates under the rate ceiling. See further discussion in the company's Annual Report.

CASH FLOWS FROM OPERATING ACTIVITIES

For the three-month period ended March 31, 2002, the increase in cash flows from operations compared to the corresponding period in 2001 was primarily due to SDG&E's undercollection of purchased-power costs that peaked at $747 million in March of 2001 and which decreased to $392 million at December 31, 2001 and $338 million at March 31, 2002.

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures for property, plant and equipment are estimated to be $400 million for the full year 2002 and are being financed primarily by internally generated funds and security issuances. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

For the three-month period ended March 31, 2002, cash flows from financing activities decreased from the corresponding period in 2001 due primarily to the above-normal drawdowns of lines of credit in the 2001 period.

In April 2002, Fitch, Inc. confirmed its prior credit ratings of the company's debt; Standard & Poor's reduced its ratings of the company's secured debt one notch from AA- with a negative outlook to A+ with a stable outlook and made corresponding adjustments in the ratings and outlook of the company's other debt; and Moody's Investors Service, Inc., confirmed its prior ratings of the short-term debt and variable rate demand bonds of SDG&E, but placed its ratings of the other debt of SDG&E under review for possible downgrade.

RESULTS OF OPERATIONS

The company's net income increased for the three-month period ended March 31, 2002, compared to the corresponding period in 2001 primarily due to lower interest expense in 2002.



The tables below summarize electric and natural gas volumes and revenues by customer class for the three-month periods ended March 31, 2002 and 2001.

Electric Distribution and Transmission
(Volumes in millions of Kwhrs, dollars in millions)
                                   2002              2001
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                1,658     $ 174    1,654    $ 225
  Commercial                 1,425       138    1,506      255
  Industrial                   419        33      765      170
  Direct access                803        24      587       19
  Street and highway lighting   22         2       22        3
  Off-system sales              --        --      424       89
                        ------------------------------------------
                             4,327       371    4,958      761
  Balancing and other                    (93)               30
                        ------------------------------------------
  Total                      4,327     $ 278    4,958    $ 791
                        ------------------------------------------

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)



                                Gas Sales     Transportation & Exchange        Total
                      --------------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                      --------------------------------------------------------------------
2002:
 Residential                      13     $ 100        --     $ --            13    $ 100
 Commercial and industrial         5        30         2        5             7       35
 Electric generation plants       --        --        20        4            20        4
                            --------------------------------------------------------------
                                  18     $ 130        22     $  9            40      139
 Balancing accounts and other                                                         10
                                                                                 --------
   Total                                                                           $ 149
-------------------------------------------------------------------------------------------
2001:
 Residential                      14     $ 232        --     $ --            14    $ 232
 Commercial and industrial         6        95         5        7            11      102
 Electric generation plants       --        --        18        5            18        5
                            --------------------------------------------------------------
                                  20     $ 327        23     $ 12            43      339
 Balancing accounts and other                                                         (1)
                                                                                 --------
   Total                                                                           $ 338
-------------------------------------------------------------------------------------------




The decreases in electric revenues and in electric fuel and net purchased power expense were primarily due to the effect of lower electric commodity costs, which are passed on to customers without markup, and decreased off-system sales. Under the current regulatory framework, changes in on-system prices normally do not affect net income, as explained in the Annual Report.

The decreases in natural gas revenues and in the cost of natural gas purchased for resale were primarily due to lower natural gas prices. Under the current regulatory framework, changes in core-market natural gas prices do not affect net income since, as explained more fully in the Annual Report, current or future customer rates normally recover the actual cost of natural gas.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the company's Annual Report.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued two statements, SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 143 "Accounting for Asset Retirement Obligations." The former is not presently relevant to the company. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets, including discontinued operations.

See further discussion in Note 1 of the notes to Consolidated
Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report. As noted in that report, SDG&E may, at times, be exposed to limited market risk in its natural gas purchase and sale activities as a result of activities under SDG&E's gas Performance-Based Regulation mechanism. The risk is managed within the parameters of the company's market-risk management and trading framework. As of March 31, 2002, the total Value at Risk of SDG&E's natural gas positions was not material.


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

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after December 31, 2001.





                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)


Date: May 9, 2002               By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President and
                                              Chief Financial Officer