Form 10-Q
period 2002-06-30
SAN DIEGO GAS & ELECTRIC CO
filed 2002-08-14
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2002
                              -------------------------------------

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




ITEM 1.  FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                      Three Months Ended
                                                            June 30,
                                                      ------------------
                                                        2002       2001
                                                      -------    -------
Operating Revenues
  Electric                                            $   318    $   319
  Natural gas                                              89        192
                                                      -------    -------
   Total operating revenues                               407        511
                                                      -------    -------
Operating Expenses
  Electric fuel and net purchased power                    79         90
  Cost of natural gas distributed                          42        143
  Other operating expenses                                145        116
  Depreciation and amortization                            58         48
  Income taxes                                             (2)        33
  Other taxes and franchise payments                       18         24
                                                      -------    -------
   Total operating expenses                               340        454
                                                      -------    -------
Operating Income                                           67         57
                                                      -------    -------
Other Income and (Deductions)
  Interest income                                           2          6
  Regulatory interest - net                                (1)         1
  Allowance for equity funds used
    during construction                                     3         --
  Taxes on non-operating income                            (1)        (4)
  Other - net                                               1          1
                                                      -------    -------
   Total                                                    4          4
                                                      -------    -------
Interest Charges
  Long-term debt                                           19         22
  Other                                                     1          3
  Allowance for borrowed funds
    used during construction                               (1)        (2)
                                                      -------    -------
   Total                                                   19         23
                                                      -------    -------
Net Income                                                 52         38
Preferred Dividend Requirements                             1          1
                                                      -------    -------
Earnings Applicable to Common Shares                  $    51    $    37
                                                      =======    =======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                        Six Months Ended
                                                            June 30,
                                                      ------------------
                                                        2002       2001
                                                      -------    -------
Operating Revenues
  Electric                                            $   596    $ 1,110
  Natural gas                                             238        530
                                                      -------    -------
   Total operating revenues                               834      1,640
                                                      -------    -------
Operating Expenses
  Electric fuel and net purchased power                   140        662
  Cost of natural gas distributed                         120        388
  Other operating expenses                                243        232
  Depreciation and amortization                           112        102
  Income taxes                                             46         80
  Other taxes and franchise payments                       37         46
                                                      -------    -------
   Total operating expenses                               698      1,510
                                                      -------    -------
Operating Income                                          136        130
                                                      -------    -------
Other Income and (Deductions)
  Interest income                                           5         12
  Regulatory interest - net                                (2)         6
  Allowance for equity funds used
    during construction                                     5          1
  Taxes on non-operating income                             1         (8)
  Other - net                                               2         (1)
                                                      -------    -------
   Total                                                   11         10
                                                      -------    -------
Interest Charges
  Long-term debt                                           39         43
  Other                                                     3          8
  Allowance for borrowed funds
    used during construction                               (2)        (3)
                                                      -------    -------
   Total                                                   40         48
                                                      -------    -------
Net Income                                                107         92
Preferred Dividend Requirements                             3          3
                                                      -------    -------
Earnings Applicable to Common Shares                  $   104    $    89
                                                      =======    =======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                                Balance at
                                                        -------------------------
                                                         June 30,    December 31,
                                                           2002          2001
                                                        ----------   ------------
ASSETS
Utility plant - at original cost                            $5,249         $5,009
Accumulated depreciation and decommissioning                (2,726)        (2,642)
                                                           -------         ------
   Utility plant - net                                       2,523          2,367
                                                           -------         ------
Nuclear decommissioning trusts                                 521            526
                                                           -------         ------
Current assets:
   Cash and cash equivalents                                   337            322
   Accounts receivable - trade                                 158            160
   Accounts receivable - other                                  20             27
   Due from unconsolidated affiliates                          213             28
   Income taxes receivable                                      --             73
   Regulatory assets arising from fixed-price contracts
      and other derivatives                                     64             88
   Other regulatory assets                                      74             75
   Inventories                                                  49             70
   Other                                                         4              3
                                                            ------         ------
     Total current assets                                      919            846
                                                            ------         ------
Other assets:
   Deferred taxes recoverable in rates                         154            162
   Regulatory assets arising from fixed-price contracts
      and other derivatives                                    630            673
   Other regulatory assets                                     710            842
   Sundry                                                       34             28
                                                            ------         ------
      Total other assets                                     1,528          1,705
                                                            ------         ------
Total assets                                                $5,491         $5,444
                                                            ======         ======



See notes to Consolidated Financial Statements.




SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                                Balance at
                                                       --------------------------
                                                         June 30,    December 31,
                                                           2002          2001
                                                        ----------   -----------
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (255,000,000 shares authorized;
     116,583,358 shares outstanding)                        $  943         $  857
   Retained earnings                                           335            232
   Accumulated other comprehensive income (loss)                (4)            (3)
                                                            ------         ------
     Total common equity                                     1,274          1,086
   Preferred stock not subject to mandatory redemption          79             79
                                                            ------         ------
       Total shareholders' equity                            1,353          1,165
   Preferred stock subject to mandatory redemption              25             25
   Long-term debt                                            1,197          1,229
                                                            ------         ------
         Total capitalization                                2,575          2,419
                                                            ------         ------
Current liabilities:
   Accounts payable                                            122            139
   Income taxes payable                                         53             --
   Interest payable                                             11             12
   Deferred income taxes                                       110            128
   Regulatory balancing accounts - net                         609            575
   Fixed-price contracts and other derivatives                  65             89
   Current portion of long-term debt                            66             93
   Other                                                       165            200
                                                            ------         ------
     Total current liabilities                               1,201          1,236
                                                            ------         ------
Deferred credits and other liabilities:
   Customer advances for construction                           41             42
   Deferred income taxes                                       608            639
   Deferred investment tax credits                              44             45
   Fixed-price contracts and other derivatives                 630            673
   Deferred credits and other liabilities                      392            390
                                                            ------         ------
     Total deferred credits and other liabilities            1,715          1,789
                                                            ------         ------
Contingencies and commitments (Note 2)

Total liabilities and shareholders' equity                  $5,491         $5,444
                                                            ======         ======

See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
                                                          Six Months Ended
                                                               June 30,
                                                         ------------------
                                                          2002        2001
                                                         ------      ------
Cash Flows from Operating Activities
Net income                                               $  107      $   92
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation and amortization                            112         102
   Deferred income taxes and investment tax credits         (41)         26
   Non-cash rate reduction bond expense                      40          34
   Changes in other assets                                   79        (257)
   Changes in other liabilities                               6           7
   Net change in other working capital components           118         235
                                                         ------      ------
       Net cash provided by operating activities            421         239
                                                         ------      ------
Cash Flows from Investing Activities
  Capital expenditures                                     (182)       (138)
  Loan to affiliate - net                                  (156)         19
  Contributions to decommissioning funds                     (2)         (2)
  Other                                                      (4)         (5)
                                                         ------      ------
       Net cash used in investing activities               (344)       (126)
                                                         ------      ------
Cash Flows from Financing Activities
  Dividends paid                                             (3)         (3)
  Payments on long-term debt                                (59)        (84)
  Issuances of long-term debt                                --          93
                                                         ------      ------
       Net cash provided by (used in) financing
           activities                                       (62)          6
   ------      ------
Increase in cash and cash equivalents                        15         119
Cash and cash equivalents, January 1                        322         256
                                                         ------      ------
Cash and cash equivalents, June 30                       $  337      $  375
                                                         ======      ======



Supplemental Disclosure of Cash Flow Information

   Interest payments, net of amounts capitalized         $   38      $   44
                                                         ======      ======
   Income tax refunds, net of payments                   $  (40)     $ (191)
                                                         ======      ======

Supplemental Schedule Of Non-Cash Investing And Financing Activities
Property Plant and Equipment contribution
     from Sempra Energy                                  $    86       $  --
                                                         =======       ======

See notes to Consolidated Financial Statements.





NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of San Diego Gas & Electric Company (SDG&E or the company), the common stock of which indirectly is wholly owned by Sempra Energy, a California-based Fortune 500 holding company, which also indirectly owns the common stock of Southern California Gas Company (SoCalGas). SDG&E and SoCalGas are collectively referred to herein as "the California utilities." The financial statements herein are the Consolidated Financial Statements of SDG&E and its sole subsidiary, SDG&E Funding LLC.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2001 (Annual Report) and Quarterly Report on Form 10-Q for the three months ended March 31, 2002.

The company's significant accounting policies are described in Note 2 of the notes to Consolidated Financial Statements in the company's companies' Annual Report. The same accounting policies are followed for interim reporting purposes.

As described in the notes to Consolidated Financial Statements in the company's Annual Report, SDG&E accounts for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

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

Upon adoption of SFAS 143, the company estimates that it would record an addition of $540 million to utility plant representing the company's share of the San Onofre Nuclear Generating Station (SONGS) estimated future decommissioning costs, and a corresponding retirement obligation liability of $540 million. The nuclear decommissioning trusts balance of $521 million at June 30, 2002 represents amounts collected for future decommissioning costs and earnings thereon, and has a corresponding offset in accumulated depreciation ($369 million related to SONGS Units 2 and 3) and deferred credits ($152 million related to SONGS Unit 1). Any difference between the amount of capitalized cost that would have been recorded and depreciated and the amounts collected in the nuclear decommissioning trusts will be recorded as a regulatory asset or liability. Except for SONGS, the company has not yet determined the effect of SFAS 143 on its financial statements, but has determined that it will not have a material impact on its Statements of Consolidated Income.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144, which governs the determination of whether the carrying value of certain assets, primarily property, plant and equipment, should be reduced, has not affected the company's financial statements.

In June, 2002, a consensus was reached in Emerging Issues Task Force
(EITF) Issue 02-3, which codifies existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities. Most of the consensus is not applicable to SDG&E, because of the way the company conducts business and the requirements of SFAS 71. However, at a later date, the EITF will also address the application of fair value accounting in situations where there is very little market information, including whether it is appropriate to use fair-value accounting and, if so, how fair value should be determined.

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry significantly affected the company's electric utility operations. The background of this issue is described in the company's Annual Report. Subsequent developments are described herein.

SDG&E's undercollection balance has been reduced from $392 million at December 31, 2001, to $314 million at June 30, 2002. SDG&E has filed an application with the California Public Utilities Commission (CPUC) for a rate surcharge. However, even at current rates and allocation of those rates between the California Department of Water Resources (DWR) and SDG&E, the balance is expected to be completely recovered by mid 2005. Also at issue is the ownership of certain power sale profits. As previously discussed in Note 14 of the notes to Consolidated Financial Statements in the Annual Report, the CPUC rejected portions of a memorandum of understanding with respect to a settlement of regulatory issues related to electricity contracts held by SDG&E. The proposed settlement would have granted SDG&E ownership of its power sale profits in exchange for crediting $219 million to customers to offset the rate-ceiling balancing account. Instead, the CPUC asserted that all the profits associated with the contracts (which the CPUC estimated to be $363 million) should accrue to the benefit of customers. The company believes the CPUC's calculation of these profits is incorrect. Moreover, the company believes that all profits associated with the contracts properly are for the benefit of SDG&E shareholders rather than customers. Accordingly, SDG&E has challenged the CPUC's disallowance of profits from the contracts in both the California Court of Appeals and in Federal District Court.

These court proceedings have been held in abeyance pending the CPUC's consideration of another proposed settlement that has been negotiated with the CPUC legal division and is the subject of ongoing public hearings. The settlement, if approved by the CPUC, would dispose of all issues relating to the contracts by allocating an additional $24 million of power sale profits to customers by a reduction of the rate-ceiling balancing account. The settlement, if approved, would not adversely affect SDG&E's financial position, liquidity or results of operations. If the settlement is not approved, SDG&E intends to proceed with its previously instituted litigation seeking the allocation of all power sale profits to shareholders.

On March 21, 2002, the CPUC affirmed its decision prohibiting new direct access contracts after September 20, 2001, but rejected a proposal to make the prohibition retroactive to July 1, 2001. Contracts in place as of September 20, 2001 may be renewed or assigned to new parties. In a separate proceeding, the CPUC will examine the use of exit fees as a means of recovering from direct access customers the adverse effects on the DWR of direct access customer departures from utility procurement.

On April 4, 2002, the CPUC approved a plan that determines how much ratepayer revenue the state's investor-owned utilities (IOUs) can collect in 2002 for utility-retained generation. SDG&E continues to collect the system average rate of 7.96 cents/kWh (the 6.5-cent commodity rate ceiling, plus an amount sufficient to repay the DWR for its purchases of power for utility customers, and a 0.7-cent/kWh "competition transition charge" rate. The excess, if any, of the system average rate over actual costs is used to reduce the undercollection balance described above. Incremental Cost Incentive Pricing (ICIP) is continued for SONGS through 2003. When ICIP is replaced with traditional rate-setting mechanisms in 2004, the SONGS ratebase will start at zero, resulting in no significant earnings until new plant additions at SONGS accumulate to significant amounts. SDG&E has requested a rehearing of this decision as it is contrary to the market-based pricing contemplated in the overall mechanism adopted by the CPUC in 1996. Market-based treatment would provide positive earnings if the plant's operating costs were below the revenues produced by sales to the competitive market.

Since early 2001, the DWR has procured power for each of the California IOUs because of their actual or imminent inability to finance the procurement themselves. In March of 2002, the CPUC established the allocation of the power and the related cost responsibility among the California electric utilities for power sold by DWR. SDG&E's allocation results in its overall rates being comparable to those of the other two California electric utilities, Southern California Edison and Pacific Gas and Electric, although this allocation could change in future years. SDG&E and the DWR have an agreement under which the DWR will continue to purchase power for SDG&E's customers through December 31, 2002. The company has received notice from the DWR of its intent to cancel this agreement effective January 1, 2003. The CPUC intends for the utilities to take the procurement function back from DWR by the beginning of 2003, and is now considering how the power from the long-term contracts signed by DWR should be allocated to the customers of each of the utilities for purposes of determining the amount of additional power each utility will be required to procure in 2003 and thereafter to fill out its resource needs. The California Legislature has passed Assembly Bill 57 (AB 57), which, if signed into law by the governor, would require the CPUC to make this determination, and to establish procedures that will allow utilities to recover their electric procurement costs in a timely fashion without the need for retrospective reasonableness reviews. AB 57 is currently awaiting the Governor's signature. SDG&E believes that the return to the procurement function will have no adverse impact on its financial position or results of operations if it is accomplished in conformance with AB 57.

GAS INDUSTRY RESTRUCTURING

As discussed in Note 15 of the notes to Consolidated Financial Statements in the Annual Report, in December 2001 the CPUC issued a decision related to gas industry restructuring, with implementation anticipated during 2002. However, during the quarter ended June 30, 2002, implementation has been delayed and the CPUC may order additional hearings.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

In January 2002, the CPUC issued a decision that broadly determined that a holding company would be required to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. Also in January 2002, the CPUC ruled that it had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed. The company subsequently filed a request for rehearing on the issues. On July 17, 2002, the CPUC denied a rehearing. The company is planning to seek judicial review of the orders in the California Court of Appeals. The company must file its appeal no later than August 21, 2002.

NUCLEAR INSURANCE

SDG&E and the other co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.3 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E and the other co-owners of SONGS could be assessed retrospective premium adjustments of up to $176 million (SDG&E's share is $36 million unless default occurs by any other co-owner) in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

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

Both the public-liability and property insurance include coverage for SDG&E's and the other co-owners' losses resulting from acts of terrorism.

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. and several of its affiliates, sought to maintain their positions in the natural gas market by agreeing, among other things, to restrict the supply of natural gas into Southern California.

SER, SET and SDG&E, along with all other sellers in the western power market, have been named defendants in a complaint filed at the FERC by the California Attorney General's office seeking refunds for electricity purchases based on alleged violations of FERC tariffs. The FERC has dismissed the complaint. The California Attorney General's office has filed a request for rehearing.

Management believes the above allegations are without merit.

In connection with its investigation into California energy prices, in May 2002 the Federal Energy Regulatory Commission (FERC) ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in "death star," "load shift," "wheel out," "ricochet," "inc-ing load" and various other specific trading activities as described in memos prepared by attorneys retained by Enron Corporation and in which it was asserted that Enron was manipulating or "gaming" the California energy markets. In response to the inquiry, SDG&E has denied using any of these strategies. It did disclose and explain a single de minimus 100-MW transaction for the export of electricity out of California. In response to a related FERC inquiry it has also denied engaging in "wash" or "round trip" trading activities. SDG&E is also cooperating with the FERC and other governmental agencies and officials in their various investigations of the California energy markets.

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

                                 Three Months       Six Months
                                     Ended             Ended
                                    June 30,          June 30,
                                -----------------------------------
(Dollars in millions)            2002    2001        2002    2001
-------------------------------------------------------------------
Net income                       $ 52    $ 38       $ 107    $ 92

Minimum pension liability
   adjustments                     (1)     --          (1)     --

                                -----------------------------------
   Comprehensive income          $ 51    $ 38       $ 106    $ 92
-------------------------------------------------------------------

4. FINANCIAL INSTRUMENTS

Note 9 of the notes to Consolidated Financial Statements in the company's Annual Report discusses the company's financial instruments, including the adoption of SFAS 133 and SFAS 138, accounting for derivative instruments and hedging activities, market risk, interest-rate risk management, energy derivatives and contracts, and fair value. Additional activity and information since January 1, 2002 related to financial instruments are described herein.

At June 30, 2002, $2 million in other current assets, $65 million in current liabilities and $630 million in deferred credits and other liabilities were recorded in the Consolidated Balance Sheets for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $64 million in current regulatory assets, $630 million in noncurrent regulatory assets, and $2 million in other current liabilities, were recorded in the Consolidated Balance Sheets as of June 30, 2002. There was no material impact to the Statements of Consolidated Income for the six months ended June 30, 2002.


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

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The company's California utility operations have historically been a major source of liquidity. However, beginning in the third quarter of 2000 and continuing into the first quarter of 2001, SDG&E's liquidity and its ability to make funds available to Sempra Energy were adversely affected by the electric cost undercollections resulting from a temporary ceiling on electric rates legislatively imposed in response to high electric costs. Growth in these undercollections has ceased as a result of an agreement with the DWR, under which the DWR is obligated to purchase SDG&E's full net short position consisting of the power and ancillary services required by SDG&E's customers that are not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. The agreement extends through December 31, 2002. The company has received notice from the DWR of its intent to cancel this agreement effective January 1, 2003. The CPUC is conducting proceedings intended to establish guidelines and procedures for the eventual resumption of electricity procurement by SDG&E and the other California IOUs. Electric costs are now below the rates under the rate ceiling. In addition, AB 57, if signed into law by the governor, would provide for rates that would reflect the costs of power. See further discussion in the company's Annual Report and the discussion of AB 57 above.

CASH FLOWS FROM OPERATING ACTIVITIES

For the six-month period ended June 30, 2002, the increase in cash flows from operations compared to the corresponding period in 2001 was primarily due to SDG&E's undercollection of purchased-power costs, the balance of which decreased to $392 million at December 31, 2001 and $314 million at June 30, 2002 from a high in mid-2001 of $750 million. In addition, the increase in cash flows from operations in 2002 was attributable to the increase in overcollected regulatory balancing accounts, partially offset by the tax effect associated with these balancing accounts.

CASH FLOWS FROM INVESTING ACTIVITIES

For the six-month period ended June 30, 2002, the increase in cash flows used in investing activities compared to the corresponding period in 2001 was primarily due to advances to Sempra Energy, which are payable on demand, and increased capital expenditures.

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

CASH FLOWS FROM FINANCING ACTIVITIES

For the six-month period ended June 30, 2002, cash flows from financing activities decreased from the corresponding period in 2001 due primarily to the remarketing of variable-rate debt during the first quarter of 2001, which appears as both payments and issuances on the Condensed Statements of Consolidated Cash Flows.

In May 2002, SDG&E and SoCalGas replaced their individual revolving lines of credit with a combined revolving credit agreement under which each utility may individually borrow up to $300 million, subject to a combined borrowing limit for both utilities of $500 million. Each utility's revolving credit line expires on May 16, 2003, at which time it may convert its then outstanding borrowings to a one-year term loan subject to having obtained any requisite regulatory approvals relating to long-term debt. Borrowings under the agreement, which are available for general corporate purposes including back-up support for commercial paper and variable-rate long-term debt, would bear interest at rates varying with market rates and the individual borrowing utility's credit rating. The agreement requires each utility individually to maintain a debt-to-total capitalization ratio (as defined in the agreement) of not to exceed 60%. The rights, obligations and covenants of each utility under the agreement are individual rather than joint with those of the other utility, and a default by one utility would not constitute a default by the other. These lines of credit were unused at June 30, 2002.

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

RESULTS OF OPERATIONS

The company's net income increased for the three-month and six-month periods ended June 30, 2002, compared to the corresponding period in 2001 primarily due to a $25 million after-tax benefit from the favorable resolution of income-tax issues from prior years, partially offset by increased depreciation expense. Second quarter 2001 results included a $7 million after-tax benefit from incentive awards. The timing of these awards varies and none was recorded in second quarter 2002 results.

The tables below summarize electric and natural gas volumes and revenues by customer class for the six-month periods ended June 30, 2002 and 2001.

Electric Distribution and Transmission
(Volumes in millions of kWhrs, dollars in millions)
                                   2002              2001
                        ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                        ------------------------------------------
  Residential                3,072     $ 323    2,993    $ 405
  Commercial                 2,853       294    2,961      462
  Industrial                   897        75    1,532      272
  Direct access              1,693        54    1,032       36
  Street and highway lighting   43         4       44        5
  Off-system sales              --        --      413       88
                        ------------------------------------------
                             8,558       750    8,975    1,268
  Balancing and other                   (154)             (158)
                        ------------------------------------------
  Total                      8,558     $ 596    8,975   $1,110
                        ------------------------------------------

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)



                                Gas Sales     Transportation & Exchange        Total
                      --------------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                      --------------------------------------------------------------------
2002:
 Residential                      21     $ 155        --     $ --            21    $ 155
 Commercial and industrial        10        53         3        9            13       62
 Electric generation plants       --        --        39        7            39        7
                            --------------------------------------------------------------
                                  31     $ 208        42     $ 16            73      224
 Balancing accounts and other                                                         14
                                                                                 --------
   Total                                                                           $ 238
-------------------------------------------------------------------------------------------
2001:
 Residential                      21     $ 352        --     $ --            21    $ 352
 Commercial and industrial        11       173         2        9            13      182
 Electric generation plants       --        --        47       12            47       12
                            --------------------------------------------------------------
                                  32     $ 525        49     $ 21            81      546
 Balancing accounts and other                                                        (16)
                                                                                 --------
   Total                                                                           $ 530
-------------------------------------------------------------------------------------------




The decreases in electric revenues and in electric fuel and net purchased power expense were primarily due to the effect of lower electric commodity costs, which are passed on to customers without markup, and decreased off-system sales and the DWR's purchases of SDG&E's net short position beginning in February 2001. Under the current regulatory framework, changes in commodity costs normally do not affect net income, as explained in the Annual Report, subject to the mechanisms under performance-based ratemaking as explained in the Annual Report.

The decreases in natural gas revenues and in the cost of natural gas purchased for resale were primarily due to lower natural gas commodity prices. Under the current regulatory framework, changes in natural gas commodity prices do not affect net income since, as explained more fully in the Annual Report, current or future customer rates normally recover the actual commodity cost of natural gas, subject to the mechanisms under performance-based ratemaking as explained in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the company's Annual Report.

San Onofre Nuclear Generating Station

The end of ICIP (see Note 2 of the notes to Consolidated Financial Statements) will return SONGS to traditional rate-setting mechanisms in 2004, resulting in no significant earnings until new plant additions at SONGS accumulate to significant amounts. SDG&E has requested a rehearing of this decision as it is contrary to the market-based pricing contemplated in the overall mechanism adopted by the CPUC in 1996. Market-based treatment would provide positive earnings if the plant's operating costs were below the revenues produced by sales to the competitive market.

Gas and Electric Rates

On May 8, 2002, SDG&E filed its 2003 Cost of Capital application with the CPUC, requesting an increase in its authorized return on equity from
10.6 percent to 12.5 percent. If adopted, this change would result in a revenue requirement increase of $30.7 million ($24.2 million electric and $6.5 million gas), effective January 1, 2003. The CPUC's Office of Ratepayer Advocates has recommended a return of 10.5 percent. The CPUC is expected to rule on the matter by the end of the year.

SDG&E has a Gas Procurement PBR mechanism that allows SDG&E to receive a share of the savings it achieves by buying natural gas for customers below a monthly benchmark. In March 2002, SDG&E requested a reward of $7 million for the PBR natural gas procurement period ending July 31, 2001. No reward will be included in SDG&E's earnings until it is approved by the CPUC, which is expected by the end of 2002.

On June 17, 2002, SDG&E amended its March 21, 2002 joint application with Southern California Edison requesting the CPUC to set contribution levels for the San Onofre Nuclear Generating Station (SONGS) nuclear decommissioning trust funds. SDG&E requested a rate increase to cover its share of total projected increased decommissioning costs for SONGS. If approved, the current annual contribution to SDG&E's trust funds would increase to $11.5 million annually from $4.9 million. Prior to August 1999, SDG&E's annual contribution had been $22 million.

In July 2002, the CPUC Energy Division issued a Draft Resolution (DR) approving SDG&E's 2000 Performance-Based Ratemaking (PBR) report. The DR approves SDG&E's request for a total net reward of $11.7 million, as well as SDG&E's actual 2000 rate of return (applicable only to electric distribution and gas transportation) of 8.74 percent, which is below the authorized 8.75 percent. This results in no sharing of earnings in 2000 under the PBR sharing mechanism described in the company's Annual Report. A final CPUC decision is expected by the end of the third quarter 2002. The financial results herein do not include the pending award.

The California utilities will file applications with the CPUC in December 2002 to set new base rates. A CPUC decision is expected in late 2003, with new rates to become effective in 2004.

The California utilities have earned rewards for successful implementation of Demand-Side Management programs that have been scheduled by the CPUC for payout over several years. In a recent ruling, a CPUC Administrative Law Judge has indicated an intent to reanalyze the uncollected portion of past rewards earned by utilities (which have not been included in SDG&E's income), and potentially recompute the amount of the rewards. The California utilities will oppose the recomputation.

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

As of June 30, 2002, the total Value at Risk of SDG&E's natural gas positions was not material.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Note 2 of the notes to Consolidated Financial Statements, neither the company nor its subsidiary is party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed after March 31, 2002.






                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)


Date: August 13, 2002               By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President and
                                              Chief Financial Officer