Form 10-Q
period 2002-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 2002-11-08
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2002
                              -------------------------------------

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




ITEM 1.  FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                      Three Months Ended
                                                         September 30,
                                                      ------------------
                                                        2002       2001
                                                      -------    -------
Operating Revenues
  Electric                                            $   354    $   282
  Natural gas                                              66         51
                                                      -------    -------
   Total operating revenues                               420        333
                                                      -------    -------
Operating Expenses
  Electric fuel and net purchased power                    81         34
  Cost of natural gas distributed                          29         14
  Other operating expenses                                124        113
  Depreciation and amortization                            59         52
  Income taxes                                             42         39
  Franchise payments and other taxes                       21         19
                                                      -------    -------
   Total operating expenses                               356        271
                                                      -------    -------
Operating Income                                           64         62
                                                      -------    -------
Other Income and (Deductions)
  Interest income                                           3          5
  Regulatory interest - net                                (4)        --
  Allowance for equity funds used
    during construction                                     4          2
  Taxes on non-operating income                            --         (3)
  Other - net                                              --          1
                                                      -------    -------
   Total                                                    3          5
                                                      -------    -------
Interest Charges
  Long-term debt                                           18         20
  Other                                                     3          2
  Allowance for borrowed funds used
    during construction                                    (2)        --
                                                      -------    -------
   Total                                                   19         22
                                                      -------    -------
Net Income                                                 48         45
Preferred Dividend Requirements                             2          2
                                                      -------    -------
Earnings Applicable to Common Shares                  $    46    $    43
                                                      =======    =======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                       Nine Months Ended
                                                          September 30,
                                                      ------------------
                                                        2002       2001
                                                      -------    -------
Operating Revenues
  Electric                                            $   950    $ 1,392
  Natural gas                                             304        581
                                                      -------    -------
   Total operating revenues                             1,254      1,973
                                                      -------    -------
Operating Expenses
  Electric fuel and net purchased power                   221        696
  Cost of natural gas distributed                         149        402
  Other operating expenses                                367        345
  Depreciation and amortization                           171        154
  Income taxes                                             88        119
  Franchise payments and other taxes                       58         65
                                                      -------    -------
   Total operating expenses                             1,054      1,781
                                                      -------    -------
Operating Income                                          200        192
                                                      -------    -------
Other Income and (Deductions)
  Interest income                                           8         17
  Regulatory interest - net                                (6)         6
  Allowance for equity funds used
    during construction                                     9          3
  Taxes on non-operating income                             1        (11)
  Other - net                                               2         --
                                                      -------    -------
   Total                                                   14         15
                                                      -------    -------
Interest Charges
  Long-term debt                                           57         63
  Other                                                     6         10
  Allowance for borrowed funds used
    during construction                                    (4)        (3)
                                                      -------    -------
   Total                                                   59         70
                                                      -------    -------
Net Income                                                155        137
Preferred Dividend Requirements                             5          5
                                                      -------    -------
Earnings Applicable to Common Shares                  $   150    $   132
                                                      =======    =======
See notes to Consolidated Financial Statements.



SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                               Balance at
                                                       --------------------------
                                                       September 30, December 31,
                                                           2002          2001
                                                       ------------- ------------
ASSETS
Utility plant - at original cost                           $5,304         $5,009
Accumulated depreciation and decommissioning               (2,737)        (2,642)
                                                           ------         ------
   Utility plant - net                                      2,567          2,367
                                                           ------         ------
Nuclear decommissioning trusts                                498            526
                                                           ------         ------
Current assets:
   Cash and cash equivalents                                  241            322
   Accounts receivable - trade                                158            160
   Accounts receivable - other                                 28             27
   Due from unconsolidated affiliates                         399             28
   Income taxes receivable                                     91             73
   Regulatory assets arising from fixed-price
     contracts and other derivatives                           66             88
   Other regulatory assets                                     75             75
   Inventories                                                 50             70
   Other                                                        7              3
                                                           ------         ------
     Total current assets                                   1,115            846
                                                           ------         ------
Other assets:
   Deferred taxes recoverable in rates                        154            162
   Regulatory assets arising from fixed-price
     contracts and other derivatives                          628            673
   Other regulatory assets                                    641            842
   Sundry                                                      43             28
                                                           ------         ------
      Total other assets                                    1,466          1,705
                                                           ------         ------
Total assets                                               $5,646         $5,444
                                                           ======         ======



See notes to Consolidated Financial Statements.




SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                               Balance at
                                                       --------------------------
                                                       September 30, December 31,
                                                           2002          2001
                                                       ------------- ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (255,000,000 shares authorized;
     116,583,358 shares outstanding)                       $  943         $  857
   Retained earnings                                          381            232
   Accumulated other comprehensive income (loss)               (4)            (3)
                                                           ------         ------
     Total common equity                                    1,320          1,086
   Preferred stock not subject to mandatory redemption         79             79
                                                           ------         ------
       Total shareholders' equity                           1,399          1,165
   Preferred stock subject to mandatory redemption             25             25
   Long-term debt                                           1,171          1,229
                                                           ------         ------
         Total capitalization                               2,595          2,419
                                                           ------         ------
Current liabilities:
   Accounts payable                                           117            139
   Interest payable                                            13             12
   Deferred income taxes                                      101            128
   Regulatory balancing accounts - net                        643            575
   Fixed-price contracts and other derivatives                 66             89
   Current portion of long-term debt                           66             93
   Other                                                      179            200
                                                           ------         ------
     Total current liabilities                              1,185          1,236
                                                           ------         ------
Deferred credits and other liabilities:
   Customer advances for construction                          44             42
   Deferred income taxes                                      746            639
   Deferred investment tax credits                             43             45
   Fixed-price contracts and other derivatives                628            673
   Deferred credits and other liabilities                     405            390
                                                           ------         ------
     Total deferred credits and other liabilities           1,866          1,789
                                                           ------         ------
Contingencies and commitments (Note 2)

Total liabilities and shareholders' equity                 $5,646         $5,444
                                                           ======         ======

See notes to Consolidated Financial Statements.



SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
<caption>                                                 Nine Months Ended
                                                            September 30,
                                                         ------------------
                                                          2002        2001
                                                         ------      ------
Cash Flows from Operating Activities
Net income                                               $  155      $  137
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                            171         154
   Deferred income taxes and investment tax credits          92         (14)
   Non-cash rate reduction bond expense                      61          47
   Changes in other assets                                  110        (190)
   Changes in other liabilities                              34           6
   Net change in other working capital components             5         374
                                                         ------      ------
       Net cash provided by operating activities            628         514
                                                         ------      ------
Cash Flows from Investing Activities
  Capital expenditures                                     (274)       (206)
  Loan to affiliate - net                                  (336)       (154)
  Other                                                      (9)         (9)
                                                         ------      ------
       Net cash used in investing activities               (619)       (369)
                                                         ------      ------
Cash Flows from Financing Activities
  Dividends paid                                             (5)         (5)
  Payments on long-term debt                                (85)       (100)
  Issuances of long-term debt                                --          93
                                                         ------      ------
       Net cash used in financing activities                (90)        (12)
   ------      ------
Change in cash and cash equivalents                         (81)        133
Cash and cash equivalents, January 1                        322         256
                                                         ------      ------
Cash and cash equivalents, September 30                  $  241      $  389
                                                         ======      ======

Supplemental Disclosure of Cash Flow Information
   Interest payments, net of amounts capitalized         $   55      $   66
                                                         ======      ======
   Income tax payments (refunds) - net                   $   14      $ (123)
                                                         ======      ======

Supplemental Schedule Of Non-Cash Investing And Financing Activities
   Property Plant and Equipment contribution
   from Sempra Energy                                   $    86      $   --
                                                        =======      ======

See notes to Consolidated Financial Statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

This Quarterly Report on Form 10-Q is that of San Diego Gas & Electric Company (SDG&E or the company). SDG&E's common stock is wholly owned by Enova Corporation (Enova), which is a wholly owned subsidiary of Sempra Energy, a California-based Fortune 500 holding company. The financial statements herein are the Consolidated Financial Statements of SDG&E and its sole subsidiary, SDG&E Funding LLC.

Sempra Energy also indirectly owns the common stock of Southern
California Gas Company (SoCalGas). SDG&E and SoCalGas are collectively referred to herein as "the California utilities."

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the company's Annual Report on Form 10-K for the year ended December 31, 2001 (Annual Report) and Quarterly Reports on Form 10-Q for the three months ended March 31, 2002 and the three months ended June 30, 2002.

The company's significant accounting policies are described in Note 2 of the notes to Consolidated Financial Statements in the company's Annual Report. The same accounting policies are followed for interim reporting purposes.

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

SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets and requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset to reflect the future retirement cost. Over time, the liability is accreted to its present value and paid. The capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the company beginning in 2003.

Upon adoption of SFAS 143, the company estimates that it would record an addition of $100 million to utility plant representing the company's share of the San Onofre Nuclear Generating Station (SONGS) estimated future decommissioning costs (as discounted to the present value at the date the various units began operation), and a corresponding retirement obligation liability of $350 million (which includes accretion of that discounted value to December 31, 2002). The nuclear decommissioning trusts' balance of $498 million at September 30, 2002 represents amounts collected for future decommissioning costs and earnings thereon, and has a corresponding offset in accumulated depreciation ($356 million related to SONGS Units 2 and 3) and deferred credits ($142 million related to SONGS Unit 1). That total amount would be reduced by $450 million, based on the $100 million depreciable base. The difference between the various amounts will be recorded as a regulatory liability of $200 million to reflect that SDG&E has collected the funds more quickly than SFAS 143 would accrete the retirement liability and depreciate the asset. Except for SONGS, the company has not yet determined the effect of SFAS 143 on its financial statements.

In August 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" that replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 governs the determination of whether the carrying value of certain assets, primarily property, plant and equipment, should be reduced. SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", was issued in April 2002 and will be effective for the company on January 1, 2003. In June, 2002, the FASB issued SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of these statements will not have a material impact on the company's financial statements.

In June 2002, a consensus was reached in Emerging Issues Task Force
(EITF) Issue 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities.

Most of the consensus reached by the EITF is not applicable to SDG&E, because of the way the company conducts business and the requirements of SFAS 71.

2.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY RESTRUCTURING

The restructuring of California's electric utility industry has significantly affected the company's electric utility operations. The background of this issue is described in the company's Annual Report. Subsequent developments are described herein.

SDG&E's AB 265 undercollection balance has been reduced from $392 million at December 31, 2001, to $270 million at September 30, 2002. SDG&E has filed an application with the California Public Utilities Commission (CPUC) for a rate surcharge to expedite recovery of this undercollection. However, even at current rates and allocation of those rates between the California Department of Water Resources (DWR) and SDG&E, the balance is expected to be completely recovered by mid 2005. Also at issue is the ownership of certain power sale profits. As previously discussed in Note 12 of the notes to Consolidated Financial Statements in the Annual Report, the CPUC rejected portions of a memorandum of understanding with respect to a settlement of regulatory issues related to electricity contracts held by SDG&E. A proposed settlement would have granted SDG&E ownership of its power sale profits in exchange for crediting $219 million to customers to offset a portion of the rate-ceiling balancing account. Instead, the CPUC asserted that all the profits associated with the contracts (which the CPUC estimated to be $363 million) should accrue to the benefit of customers. The company believes the CPUC's calculation of these profits is incorrect. Moreover, the company believes that all profits associated with the contracts properly are for the benefit of SDG&E shareholders rather than customers. Accordingly, SDG&E has challenged the CPUC's disallowance of profits from the contracts in both the California Court of Appeals and in Federal District Court.

These court proceedings have been held in abeyance pending the CPUC's consideration of another proposed settlement, which was negotiated with the CPUC legal division in June 2002. The settlement, if approved by the CPUC, would dispose of all issues relating to the contracts by allocating an additional $24 million of power sale profits to customers by a reduction of the rate-ceiling balancing account. The settlement, if approved, would not adversely affect SDG&E's financial position, liquidity or results of operations. A proposed CPUC decision issued in September 2002 would reject the settlement, deny SDG&E's request for a surcharge, and require SDG&E to reduce its AB 265 undercollection by $130 million to reflect profits from the intermediate-term contracts from June 2000 through January 2001. An alternate proposed decision issued in October 2002 would essentially adopt the June 2002 settlement. Final resolution of this matter is expected by the end of 2002. If the settlement is not approved, SDG&E intends to proceed with its previously instituted litigation seeking the allocation of all power sale profits to shareholders.

On March 21, 2002, the CPUC affirmed its decision prohibiting new direct access (DA) contracts after September 20, 2001, but rejected a proposal to make the prohibition retroactive to July 1, 2001. Contracts in place as of September 20, 2001 may be renewed or assigned to new parties. On November 7, 2002, the CPUC issued a decision adopting DA exit fees with a cap of 2.7 cents per kWh. This decision will have no effect on SDG&E's cash flows or results of operations because any shortfall due to the cap on the exit fees will be funded by bundled customers in current rates.

On April 4, 2002, the CPUC approved a plan that determines how much ratepayer revenue the state's investor-owned utilities (IOUs) can collect in 2002 for utility-retained generation. SDG&E continues to collect the system average rate of 7.96 cents/kWh for commodity costs (the 6.5-cent commodity rate ceiling, plus an amount sufficient to repay the DWR for its purchases of power for utility customers). SDG&E also collects a 0.7-cent/kWh competition transition charge (CTC). The excess, if any, of the system average rate and CTC rate over actual costs is used to reduce the AB 265 undercollection balance described above.

Operating costs of SONGS Units 2 and 3, including nuclear fuel and related financing costs, and incremental capital expenditures are recovered through a performance incentive pricing plan (ICIP) which allows SDG&E to receive approximately 4.4 cents per kilowatt-hour for SONGS generation. Any differences between these costs and the incentive price affect net income and, for the nine-month period ended September 30, 2002, ICIP contributed $37 million to SDG&E's net income. The CPUC has rejected an administrative law judge's proposed decision to end ICIP prior to its December 31, 2003 scheduled expiration date. However, the CPUC has also denied the previously approved market-based pricing for SONGS beginning in 2004 and instead provided for traditional rate-making treatment under which the SONGS ratebase would begin at zero, essentially eliminating earnings from SONGS until ratebase grows. SDG&E has applied for a rehearing of this decision as contrary to market-based pricing contemplated by the overall SONGS ratemaking mechanism adopted by the CPUC in establishing ICIP in 1996. If SDG&E were to be granted market-based rates, SDG&E believes the impact of the end of ICIP would be somewhat reduced.

Since early 2001, the DWR has procured power for each of the California IOUs and the CPUC has established the allocation of the power and the related cost responsibility among the IOUs for that power. SDG&E's allocation results in its overall rates being comparable to those of the other two California electric IOUs, Southern California Edison (Edison) and Pacific Gas and Electric (PG&E).

The CPUC intends for the utilities to take the procurement function back from DWR by the beginning of 2003. On September 19, 2002, the CPUC issued a decision on how the power from the long-term contracts signed by DWR should be allocated to the customers of each of the utilities for purposes of determining the amount of additional power each utility will be required to procure in 2003 and thereafter to fill out its resource needs. The reasonableness of the IOUs' administration and dispatch of the allocated contracts will be reviewed by the CPUC in an annual proceeding. Assembly Bill 57 (AB 57), signed by California Governor Davis on September 24, 2002, requires the CPUC to make this determination, and to establish procedures that will allow utilities to recover their electric procurement costs in a timely fashion without the need for retrospective reasonableness reviews. SDG&E believes that a return to the procurement function in accordance with AB 57 would have no adverse impact on its financial position or results of operations.

On August 22, 2002, the CPUC issued a decision authorizing California's IOUs to begin buying power to cover their net short energy requirements starting on January 1, 2003. The net short is the difference between the amount of electricity needed to cover a utility's customer demand and the power provided by owned generation and existing contracts, including the long-term power contracts allocated to the customers of each IOU by the DWR (see above). The IOUs are authorized to enter into contracts of up to five years for power from traditional sources, and up to 15 years for power from renewable sources. Based upon the DWR's allocation, SDG&E will be required to purchase approximately 10 percent of its customer requirements in 2003.

On October 24, 2002, the CPUC issued a decision in the Electric Procurement proceeding that directs the resumption of the electric commodity procurement function by IOUs by January 1, 2003, and begins the implementation of recent legislation regarding procurement and renewables portfolio standard addressed in AB 57 and Senate Bill 1078. The decision establishes a process for review and approval of the utilities' updated 2003 procurement plans before January 1, 2003, and long-term (20-year) procurement plans during 2003. The CPUC has authorized the utilities to use derivatives to manage procurement risk and to acquire a variety of resource types including utility ownership, conventional generation, distributed generation, self generation, demand side resources, transmission and renewables. A renewables portfolio standard is adopted, requiring an additional one percent of energy sales each year to be supplied by renewable sources. A semiannual cost review and rate revision mechanism is established, and a trigger is established for more frequent changes if balances exceed four percent of annual, non-DWR generation revenues, to provide for timely recovery of any undercollections. The decision expresses interest in an approach to an incentive mechanism that rewards or penalizes utilities relative to their performance against a benchmark.

The CPUC has placed a moratorium on the IOUs' purchasing electricity from their affiliates either for two years or until the CPUC completes a rulemaking on this matter.

The State of California has commenced the sale of $11.95 billion in revenue bonds, the proceeds of which are needed to repay monies the state borrowed from its general fund and other short-term lenders to purchase electricity for its residents during the energy crisis of 2001 and 2002. The bonds include a variety of variable-rate and fixed-rate instruments with maturity dates of up to 20 years. Sale of the bonds is expected to close in November 2002. A CPUC decision issued in October 2002 implements a separate bond charge to be passed on to the IOUs' customers. Due to SDG&E's billable rates being limited by the CPUC, the decision potentially could result in a revenue shortfall that would be recorded in a balancing account until disposition in the DWR Revenue Requirements Phase of this proceeding.

GAS INDUSTRY RESTRUCTURING

As discussed in Note 13 of the notes to Consolidated Financial
Statements in the Annual Report, in December 2001 the CPUC issued a decision related to gas industry restructuring, with implementation anticipated during 2002. However, implementation has been delayed and the CPUC has ordered additional hearings.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

In January 2002, the CPUC issued a decision that broadly determined that a holding company would be required to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. Also in January 2002, the CPUC ruled that it had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed. The company filed a request for rehearing on the issues, which the CPUC denied on July 17, 2002. The company is seeking judicial review of the orders in the California Court of Appeals. The company filed its appeal on August 19, 2002.

NUCLEAR INSURANCE

SDG&E and the other co-owners of SONGS have purchased primary insurance of $200 million, the maximum amount available, for public-liability claims. An additional $9.25 billion of coverage is provided by secondary financial protection required by the Nuclear Regulatory Commission and provides for loss sharing among utilities owning nuclear reactors if a costly accident occurs. SDG&E and the other co-owners of SONGS could be assessed retrospective premium adjustments of up to $176 million (SDG&E's share is $36 million unless default occurs by any other co-owner) in the event of a nuclear incident involving any of the licensed, commercial reactors in the United States, if the amount of the loss exceeds $200 million. In the event the public-liability limit stated above is insufficient, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims, which could include an additional assessment on all licensed reactor operators.

Insurance coverage is provided for up to $2.75 billion of property damage and decontamination liability. This coverage also provides indemnity payments of $3.5 million per week, for up to 52 weeks, and then $2.8 million per week, for up to 110 weeks, for the cost of replacement power. There is a waiting period of 12 weeks. Coverage is provided through a mutual insurance company owned by utilities with nuclear facilities. If losses at any of the nuclear facilities covered by the risk-sharing arrangements were to exceed the accumulated funds available from these insurance programs, SDG&E could be assessed retrospective premium adjustments of up to $7.4 million.

Both the public-liability and property insurance include coverage for SDG&E's and the other co-owners' losses resulting from acts of terrorism.

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. and several of its affiliates, sought to maintain their positions in the natural gas market by agreeing, among other things, to restrict the supply of natural gas into Southern California. On October 16, 2002, the assigned San Diego Superior Court judge ruled that the case can proceed with discovery and that the California courts, rather than the Federal Energy Regulatory Commission (FERC), have jurisdiction in the case. This was a preliminary ruling and not a ruling on the merits or facts of the case. The northern California cases which only name El Paso as a defendant are scheduled for trial in September 2003 and the remainder of the cases are set for trial in January 2004. In November 2002, the Nevada Attorney General filed a similar lawsuit in Nevada.

SDG&E and two other subsidiaries of Sempra Energy, along with all other sellers in the western power market, have been named defendants in a complaint filed at the FERC by the California Attorney General's office seeking refunds for electricity purchases based on alleged violations of FERC tariffs. The FERC has dismissed the complaint. The California Attorney General's office requested a rehearing, which the FERC denied. The California Attorney General has filed an appeal in the 9th Circuit.

Management believes the above allegations are without merit.

In connection with its investigation into California energy prices, in May 2002 the FERC ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in "death star," "load shift," "wheel out," "ricochet," "inc-ing load" and various other specific trading activities as described in memos prepared by attorneys retained by Enron Corporation and in which it was asserted that Enron was manipulating or "gaming" the California energy markets. In response to the inquiry, SDG&E has denied using any of these strategies. It did disclose and explain a single de minimus 100-MW transaction for the export of electricity out of California. In response to a related FERC inquiry, it has also denied engaging in "wash" or "round trip" trading activities. SDG&E is also cooperating with the FERC and other governmental agencies and officials in their various investigations of the California energy markets.

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

                                 Three Months       Nine Months
                                     Ended             Ended
                                 September 30,     September 30,
                                -----------------------------------
(Dollars in millions)            2002    2001        2002    2001
-------------------------------------------------------------------
Net income                       $ 48    $ 45        $ 155   $ 137

Minimum pension liability
   adjustments                     --      --           (1)     --

                                -----------------------------------
   Comprehensive income          $ 48    $ 45        $ 154   $ 137
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

At September 30, 2002, $1 million in other current assets, $66 million in current liabilities and $628 million in deferred credits and other liabilities were recorded in the Consolidated Balance Sheets for fixed-priced contracts and other derivatives. Regulatory assets and liabilities were established to the extent that derivative gains and losses are recoverable or payable through future rates. As such, $66 million in current regulatory assets, $628 million in noncurrent regulatory assets and $1 million in other current liabilities were recorded in the Consolidated Balance Sheets as of September 30, 2002.

There was no material impact to the Statements of Consolidated Income for the nine months ended September 30, 2002. For the nine months ended September 30, 2001, $2 million of losses were recorded in other income in the Statements of Consolidated Income.


ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the company's Annual Report.

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

See also "Factors Influencing Future Performance" below.

CAPITAL RESOURCES AND LIQUIDITY

The company's utility operations are a major source of liquidity. During the period beginning in the third quarter of 2000 and continuing into the first quarter of 2001, SDG&E's liquidity and its ability to make funds available to Sempra Energy were adversely affected by the electric cost undercollections resulting from a temporary ceiling on electric rates legislatively imposed in response to high electric commodity costs. Growth in these undercollections has ceased as a result of an agreement with the DWR, under which the DWR is obligated to purchase SDG&E's full net short position consisting of the power and ancillary services required by SDG&E's customers that are not provided by SDG&E's nuclear generating facilities or its previously existing purchase power contracts. The agreement with the DWR extends through December 31, 2002. The CPUC is conducting proceedings intended to establish guidelines and procedures for the resumption of electricity procurement by SDG&E and the other California IOUs and in October 2002 issued a decision directing the resumption of the electric commodity procurement function by the IOUs by January 1, 2003. In addition, AB 57 and implementing decisions by the CPUC provide for periodic adjustments to rates that would reflect the costs of power and are intended to ensure that undercollections for the commodity cannot exceed four percent of the annual non-DWR generation revenues. See further discussion in the company's Annual Report and the discussion of AB 57 in Note 2 of the notes to Consolidated Financial Statements.

CASH FLOWS FROM OPERATING ACTIVITIES

For the nine-month period ended September 30, 2002, the increase in cash flows from operations compared to the corresponding period in 2001 was primarily due to the continuing decrease in SDG&E's undercollection of purchased-power costs (the balance of which decreased to $392 million at December 31, 2001 and $270 million at September 30, 2002 from a high in mid-2001 of $750 million) and the decrease in trade accounts payable due to the DWR's purchasing SDG&E's net short position beginning in 2001, partially offset by the tax effect associated with the changes in undercollected balancing accounts.

CASH FLOWS FROM INVESTING ACTIVITIES

For the nine-month period ended September 30, 2002, the increase in cash flows used in investing activities compared to the corresponding period in 2001 was primarily due to advances to Sempra Energy, which are payable on demand, and increased capital expenditures.

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

CASH FLOWS FROM FINANCING ACTIVITIES

For the nine-month period ended September 30, 2002, cash flows used in financing activities increased from the corresponding period in 2001 due primarily to the remarketing of variable-rate debt during the first quarter of 2001, which appears as both payments and issuances on the Condensed Statements of Consolidated Cash Flows, in comparison to the repayment of long-term debt in 2002.

In June 2002, SDG&E paid off $28 million of 7.625-percent first mortgage bonds at maturity and, in July 2002, called $10 million of 8.5-percent first mortgage bonds.

In October 2002, SDG&E paid a dividend of $200 million to its parent company, which declared a corresponding dividend to Sempra Energy.

In May 2002, SDG&E and SoCalGas replaced their individual revolving lines of credit with a combined revolving credit agreement under which each utility may individually borrow up to $300 million, subject to a combined borrowing limit for both utilities of $500 million. Each utility's revolving credit line expires on May 16, 2003, at which time it may convert its then outstanding borrowings to a one-year term loan subject to having obtained any requisite regulatory approvals relating to long-term debt. Borrowings under the agreement, which are available for general corporate purposes including back-up support for commercial paper and variable-rate long-term debt, would bear interest at rates varying with market rates and the individual borrowing utility's credit rating. The agreement requires each utility individually to maintain a debt-to-total capitalization ratio (as defined in the agreement) of not to exceed 60 percent. The rights, obligations and covenants of each utility under the agreement are individual rather than joint with those of the other utility, and a default by one utility would not constitute a default by the other. These lines of credit were unused at September 30, 2002.

On September 30, 2002, Moody's Investors Service, Inc., reduced its ratings of the company's senior secured debt from Aa3 with a negative outlook to A1 with a stable outlook. In April 2002, Fitch, Inc. confirmed its prior credit ratings of the company's debt; Standard & Poor's reduced its ratings of the company's secured debt one notch from AA- with a negative outlook to A+ with a stable outlook and made corresponding adjustments in the ratings and outlook of the company's other debt; and Moody's Investors Service, Inc., confirmed its prior ratings of the short-term debt and variable rate demand bonds of SDG&E.

RESULTS OF OPERATIONS

The company's net income increased for the nine-month period ended September 30, 2002, compared to the corresponding period in 2001 primarily due to a $25 million after-tax benefit from the favorable resolution of income-tax issues from prior years, partially offset by increased depreciation expense. The company's net income also increased for the three-month period ended September 30, 2002, compared to the corresponding period in 2001 primarily due to a $7 million after-tax PBR reward approved during the quarter, partially offset by increased depreciation expense.




The tables below summarize electric and natural gas volumes and revenues by customer class for the nine-month periods ended September 30, 2002 and 2001.

Electric Distribution and Transmission
(Volumes in millions of kWhrs, dollars in millions)
                                   2002              2001
                          ------------------------------------------
                             Volumes  Revenue  Volumes  Revenue
                          ------------------------------------------
  Residential                 4,673    $ 486     4,474    $ 606
  Commercial                  4,517      481     4,597      664
  Industrial                  1,393      121     2,282      342
  Direct access               2,618       90     1,656       61
  Street and highway lighting    66        7        65        8
  Off-system sales                3       --       413       88
                          ------------------------------------------
                             13,270    1,185    13,487    1,769
  Balancing accounts and other          (235)              (377)
                          ------------------------------------------
  Total                      13,270    $ 950    13,487   $1,392
                          ------------------------------------------



The decreases in electric revenues and in electric fuel and net purchased power expense for the nine-month period ended September 30, 2002, compared to the corresponding period in 2001, were primarily due to the effect of lower electric commodity costs, which are passed on to customers without markup, and the DWR's purchases of SDG&E's net short position beginning in February 2001. The increase in electric fuel and net purchased power expense for the three-month period ended September 30, 2002, compared to the corresponding period in 2001, was primarily attributable to the DWR's independent system operator real time market refund during the third quarter 2001. Under the current regulatory framework, changes in commodity costs normally do not affect net income, as explained in the Annual Report, subject to the mechanisms under performance-based ratemaking as explained in the Annual Report.



Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)



                                Gas Sales     Transportation & Exchange        Total
                      --------------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                      --------------------------------------------------------------------
2002:
 Residential                      26     $ 190        --     $ --            26    $ 190
 Commercial and industrial        13        71         4       12            17       83
 Electric generation plants       --        --        68       12            68       12
                            --------------------------------------------------------------
                                  39     $ 261        72     $ 24           111      285
 Balancing accounts and other                                                         19
                                                                                 --------
   Total                                                                           $ 304
-------------------------------------------------------------------------------------------
2001:
 Residential                      26     $ 399        --     $ --            26    $ 399
 Commercial and industrial        14       205         3       13            17      218
 Electric generation plants       --        --        76       18            76       18
                            --------------------------------------------------------------
                                  40     $ 604        79     $ 31           119      635
 Balancing accounts and other                                                        (54)
                                                                                 --------
   Total                                                                           $ 581
-------------------------------------------------------------------------------------------





The decreases in natural gas revenues and in the cost of natural gas purchased for resale were primarily due to lower natural gas commodity prices. The reduction in gas volumes in the electric generation market is largely attributable to the loss of approximately 100 million cubic feet per day of throughput on the SDG&E system when the Baja Norte pipeline began service in September 2002 and due to the lower level of electric generation demand. Under the current regulatory framework, changes in natural gas commodity prices do not affect net income since, as explained more fully in the Annual Report, current or future customer rates normally recover the actual commodity cost of natural gas, subject to the mechanisms under performance-based ratemaking as explained in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the company's Annual Report.

Merger Savings

In October 2001, the CPUC denied the California utilities' request to continue equal sharing between ratepayers and shareholders of estimated savings stemming from the 1998 merger between the California utilities' former parent companies. Instead, the CPUC ordered that all of the estimated 2003 merger savings go to ratepayers. The annual shareholder portion of the pretax savings for 2002 is $13 million.

San Onofre Nuclear Generating Station

Operating costs of SONGS Units 2 and 3, including nuclear fuel and related financing costs, and incremental capital expenditures are recovered through a performance incentive pricing plan (ICIP) which allows SDG&E to receive approximately 4.4 cents per kilowatt-hour for SONGS generation. Any differences between these costs and the incentive price affect net income and, for the nine-month period ended September 30, 2002, ICIP contributed $37 million to SDG&E's net income. The CPUC has rejected an administrative law judge's proposed decision to end ICIP prior to its December 31, 2003 scheduled expiration date. However, the CPUC has also denied the previously approved market-based pricing for SONGS beginning in 2004 and instead provided for traditional rate-making treatment under which the SONGS ratebase would begin at zero, essentially eliminating earnings from SONGS until ratebase grows. SDG&E has applied for a rehearing of this decision as contrary to market-based pricing contemplated by the overall SONGS ratemaking mechanism adopted by the CPUC in establishing ICIP in 1996. If SDG&E were to be granted market-based rates, SDG&E believes the impact of the end of ICIP would be somewhat reduced.

Gas and Electric Rates

On November 7, 2002, the CPUC granted SDG&E an increase in its authorized return on equity from 10.6 percent to 10.9 percent. This change will result in a revenue requirement increase of $2.4 million ($1.9 million electric and $0.5 million gas), effective January 1, 2003. The decision will increase SDG&E's overall rate of return from 8.75 percent to 8.77 percent.

SDG&E has a Gas Procurement Performance-Based Ratemaking (PBR) mechanism that allows SDG&E to receive a share of the savings it achieves by buying natural gas for customers below a monthly benchmark. In March 2002, SDG&E requested a reward of $7 million for the PBR natural gas procurement period ended July 31, 2001 (Year 8). No reward will be included in SDG&E's earnings until it is approved by the CPUC, which is expected by the end of 2002. In October 2002, SDG&E filed its Year 9 report for the PBR natural gas procurement period ended July 31, 2002, reporting a $1.4 million penalty, which has been recorded as of September 30, 2002.

On June 17, 2002, SDG&E amended its March 21, 2002 joint application with Southern California Edison requesting the CPUC to set contribution levels for the SONGS nuclear decommissioning trust funds. SDG&E requested a rate increase to cover its share of total projected increased decommissioning costs for SONGS. If approved, the current annual contribution to SDG&E's trust funds, which is recovered in rates, would increase to $11.5 million annually from $4.9 million. Prior to August 1999, SDG&E's annual contribution had been $22 million.

In August 2002, the CPUC issued a resolution approving SDG&E's 2000 PBR report. The resolution approved SDG&E's request for a total net reward of $11.7 million (pretax), as well as SDG&E's actual 2000 rate of return (applicable only to electric distribution and gas transportation) of
8.74 percent, which is below the authorized 8.75 percent. This resulted in no sharing of earnings in 2000 under the PBR sharing mechanism described in the company's Annual Report. The financial results herein include the reward during the third quarter of 2002.

In September 2002, the CPUC issued a decision denying SoCalGas' and SDG&E's request to combine their natural gas procurement activities at this time, pending completion of the CPUC's ongoing investigation of market power issues.

The California utilities will file applications with the CPUC in December 2002 to set new base rates. A CPUC decision is expected in late 2003, with new rates to become effective January 1, 2004.

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

NEW ACCOUNTING STANDARDS

New statements by the Financial Accounting Standards Board that have recently become effective or are yet to be effective are numbers 142 through 146. They are described in Note 1 of the notes to Consolidated Financial Statements. Number 142 is not presently relevant to the company. Number 143 requires accounting and disclosure changes concerning legal obligations related to future asset retirements. Number 144 replaces number 121 in dealing with asset impairment issues. Number 145 makes technical corrections to previous statements and number 146 deals with exit and disposal activities, replacing Issue 94-3 of the Emerging Issues Task Force.

In June 2002, a consensus was reached in Emerging Issues Task Force
(EITF) Issue 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities," which codifies and reconciles existing guidance on the recognition and reporting of gains and losses on energy trading contracts and addresses other aspects of the accounting for contracts involved in energy trading and risk management activities.

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

As of September 30, 2002, the total Value at Risk of SDG&E's natural gas positions was not material.



ITEM 4.  CONTROLS AND PROCEDURES

The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company within 90 days prior to the date of this report has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that the controls and procedures are effective.

There have been no significant changes in the company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Note 2 of the notes to Consolidated Financial Statements, neither the company nor its subsidiary is party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 10 - Material Contracts

10.1	Amended and Restated Sempra Energy Deferred compensation and
Excess Savings Plan (incorporated by reference from the September
30, 2002 Sempra Energy 10-Q (Commission File No. 1-14201), Exhibit
10.3).

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.




(b)  Reports on Form 8-K

The following report on Form 8-K was filed after June 30, 2002:

Current Report on Form 8-K filed August 14, 2002, filing as an exhibit Statements Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings pursuant to 18 U.S.C. Sec. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.






                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)


Date: November 8, 2002            By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President and
                                              Chief Financial Officer






                             CERTIFICATIONS

I, Edwin A. Guiles, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of San Diego Gas &
Electric Company;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this
Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

                                                 /s/  Edwin A. Guiles
                                                      Edwin A. Guiles
                                              Chief Executive Officer




I, Debra L. Reed, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of San Diego Gas &
Electric Company;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements and other financial information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this
Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002

                                                    /s/ Debra L. Reed
                                                        Debra L. Reed
                                              Chief Financial Officer