Form 10-Q
period 2003-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 2003-05-06
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2003
                              -------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X
No
                                                   -----       -----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes   X      No
                                        -----     -----

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California Legislature, the Department of Water Resources, and the Federal Energy Regulatory Commission; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory and legal decisions; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.



ITEM 1.  FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
Dollars in millions
                                                      Three Months Ended
                                                           March 31,
                                                       -----------------
                                                         2003      2002
                                                       -------   -------
OPERATING REVENUES
  Electric                                             $   397   $   278
  Natural gas                                              165       149
                                                       -------   -------
   Total operating revenues                                562       427
                                                       -------   -------
OPERATING EXPENSES
  Electric fuel and net purchased power                    163        61
  Cost of natural gas distributed                           85        78
  Other operating expenses                                 126        98
  Depreciation and amortization                             57        54
  Income taxes                                              40        48
  Franchise fees and other taxes                            26        19
                                                       -------   -------
   Total operating expenses                                497       358
                                                       -------   -------
Operating Income                                            65        69
                                                       -------   -------
Other Income and (Deductions)
  Interest income                                            2         3
  Regulatory interest - net                                 (2)       (1)
  Allowance for equity funds used
    during construction                                      3         2
  Income taxes on non-operating income                      (3)        2
  Other - net                                               --         1
                                                       -------   -------
   Total                                                    --         7
                                                       -------   -------
Interest Charges
  Long-term debt                                            17        20
  Other                                                      2         2
  Allowance for borrowed funds
    used during construction                                (1)       (1)
                                                       -------   -------
   Total                                                    18        21
                                                       -------   -------
Net Income                                                  47        55
Preferred Dividend Requirements                              2         2
                                                       -------   -------
Earnings Applicable to Common Shares                   $    45   $    53
                                                       =======   =======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                          ---------------------------
                                                            March 31,    December 31,
                                                              2003           2002
                                                          ------------   ------------
ASSETS
Utility plant - at original cost                                $5,542         $5,408
Accumulated depreciation and amortization                       (2,488)        (2,775)
                                                                ------         ------
     Utility plant - net                                         3,054          2,633
                                                                ------         ------
Nuclear decommissioning trusts                                     487            494
                                                                ------         ------
Current assets:
   Cash and cash equivalents                                       241            159
   Accounts receivable - trade                                     183            163
   Accounts receivable - other                                      19             18
   Due from unconsolidated affiliates                              131            292
   Regulatory assets arising from fixed-price contracts
       and other derivatives                                        57             59
   Other regulatory assets                                          76             75
   Inventories                                                      37             46
   Other                                                            22             11
                                                                ------         ------
     Total current assets                                          766            823
                                                                ------         ------
Other assets:
   Deferred taxes recoverable in rates                             182            190
   Regulatory assets arising from fixed-price contracts
       and other derivatives                                       567            579
   Other regulatory assets                                         322            342
   Sundry                                                           65             62
                                                                ------         ------
      Total other assets                                         1,136          1,173
                                                                ------         ------
Total assets                                                    $5,443         $5,123
                                                                ======         ======

See notes to Consolidated Financial Statements.




SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
Dollars in millions
                                                           ---------------------------
                                                             March 31,    December 31,
                                                               2003           2002
                                                           ------------   ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (255,000,000 shares authorized;
     116,583,358 shares outstanding)                             $  943         $  943
   Retained earnings                                                230            235
   Accumulated other comprehensive income (loss)                    (40)           (34)
                                                                 ------         ------
     Total common equity                                          1,133          1,144
   Preferred stock not subject to mandatory redemption               79             79
                                                                 ------         ------
       Total shareholders' equity                                 1,212          1,223
   Preferred stock subject to mandatory redemption                   24             25
   Long-term debt                                                 1,136          1,153
                                                                 ------         ------
         Total capitalization                                     2,372          2,401
                                                                 ------         ------
Current liabilities:
   Accounts payable                                                 187            159
   Interest payable                                                  13             12
   Due to unconsolidated affiliates                                   2              3
   Income taxes payable                                               6             41
   Deferred income taxes                                             46             53
   Regulatory balancing accounts - net                              413            394
   Fixed-price contracts and other derivatives                       57             59
   Current portion of long-term debt                                 66             66
   Other                                                            190            170
                                                                 ------         ------
         Total current liabilities                                  980            957
                                                                 ------         ------
Deferred credits and other liabilities:
   Customer advances for construction                                56             54
   Deferred income taxes                                            587            602
   Deferred investment tax credits                                   42             42
   Fixed-price contracts and other derivatives                      567            579
   Due to unconsolidated affiliates                                  16             16
   Regulatory liabilities arising from asset
     retirement obligations                                         187             --
   Asset retirement obligations                                     302             --
   Deferred credits and other liabilities                           334            472
                                                                 ------         ------
         Total deferred credits and other liabilities             2,091          1,765
                                                                 ------         ------
Contingencies and commitments (Note 3)

Total liabilities and shareholders' equity                       $5,443         $5,123
                                                                 ======         ======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
Dollars in millions
<caption>                                            Three Months Ended
                                                          March 31,
                                                     ------------------
                                                      2003        2002
                                                     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   47     $   55
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                         57         54
   Deferred income taxes and investment tax credits      (8)        (6)
   Non-cash rate reduction bond expense                  17         22
   Other - net                                           (2)        --
Changes in other assets                                  --         52
Changes in other liabilities                             --          3
Net change in other working capital components           (5)        61
                                                     -------    -------
    Net cash provided by operating activities           106        241
                                                     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (89)       (77)
  Loan to/from affiliate - net                          138       (149)
  Contributions to decommissioning funds                 (1)        (1)
  Other - net                                            (2)        (2)
                                                     -------    -------
    Net cash provided by (used in) investing
      activities                                         46       (229)
                                                     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                        (52)        (2)
  Payments on long-term debt                            (17)       (17)
  Redemptions of preferred stock                         (1)        --
                                                     -------    -------
    Net cash used in financing activities               (70)       (19)
                                                     -------    -------
Increase (decrease) in cash and cash equivalents         82         (7)
Cash and cash equivalents, January 1                    159        322
                                                     -------    -------
Cash and cash equivalents, March 31                  $  241     $  315
                                                     =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized      $   16     $   17
                                                     =======    =======
  Income tax payments                                $   86     $   --
                                                     =======    =======

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

Sempra Energy also indirectly owns all of the common stock of Southern California Gas Company (SoCalGas). SDG&E and SoCalGas are collectively referred to herein as "the California Utilities."

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002 (Annual Report).

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

As described in the notes to Consolidated Financial Statements in the Annual Report, SDG&E accounts for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71).

COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                                 Three months
                                    ended
                                  March 31,
                                --------------
(Dollars in millions)           2003    2002
----------------------------------------------

Net income                      $  47   $  55

Minimum pension liability
   adjustments                     (6)     --

                                --------------
   Comprehensive income         $  41   $  55
----------------------------------------------


2.  NEW ACCOUNTING STANDARDS

SFAS 143, "Accounting for Asset Retirement Obligations": The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an addition of $71 million to utility plant, representing the company's share of the San Onofre Nuclear Generating Station (SONGS) estimated future decommissioning costs (as discounted to the present value at the dates the units began operation) and accumulated depreciation of $41 million related to the increase to utility plant, for a net increase of $30 million. In addition, the company recorded a corresponding retirement obligation liability of $309 million (which includes accretion of that discounted value to December 31, 2002) and a regulatory liability of $215 million to reflect that SDG&E has collected the funds from its customers more quickly than SFAS 143 would accrete the retirement liability and depreciate the asset. These liabilities, less the $494 million recorded as accumulated depreciation prior to January 1, 2003 (which represents amounts collected for future decommissioning costs), comprise the offsetting $30 million.

On January 1, 2003, the company recorded additional asset retirement obligations of $10 million associated with the future retirement of a former power plant.

The change in the asset retirement obligations for the three months ended March 31, 2003 is as follows (dollars in millions):

Balance as of January 1, 2003                    $  --
Adoption of SFAS 143                               319
Accretion expense                                    5
                                                 ------
Balance as of March 31, 2003                     $ 324*
                                                 ======

*A portion of the obligation is included in other current liabilities on the Consolidated Balance Sheets.

Except for the items noted above, the company has determined that there are no other material retirement obligations associated with tangible long-lived assets.

3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY REGULATION

The restructuring of California's electric utility industry has significantly affected the company's electric utility operations. The background of this issue is described in the Annual Report. Subsequent developments are described herein.

Subsequent to the electric capacity shortages of 2000-2001, SDG&E's service territory has had and continues to have an adequate supply of electricity. However, various projections of electricity demand in SDG&E's service territory indicate that, without additional electrical generation or reductions in electrical usage, beginning in 2005 electricity demand could begin to outstrip available resources. SDG&E's strategy for meeting this demand is to: (1) reduce power demand through conservation and efficiency; (2) increase the supply of electricity from renewable sources, including wind and solar; (3) establish new transmission lines by 2008 to import more power; and (4) provide new electric generation by 2005 to meet the expected shortfall. SDG&E is preparing a request for proposals to meet the electric capacity shortfall, estimated at 69 megawatts in 2005. In addition, SDG&E is ahead of the interim schedule in meeting the requirement of obtaining 20 percent of its electricity from renewable sources by 2017.

The power crisis of 2000-2001 has caused the California Public Utilities Commission (CPUC) to adjust its plan for deregulation of electricity. In addition, several California state agencies, including the CPUC, the Consumer Power and Conservation Financing Authority, and the Energy Resources Conservation and Development Commission, recently issued a draft Energy Action Plan for California. The plan calls for a continuation of regulated electricity rates and existing direct access contracts, increased conservation, more renewable energy, and a stable regulatory environment that encourages private investment in the state.

Senate Bill 888, introduced on February 21, 2003, would repeal the provisions of Assembly Bill 1890, which enacted electric industry restructuring in September 1996. In addition, Senate Bill 429, introduced on February 20, 2003, would subject the company and other California energy-utility holding companies to the continuing authority of the CPUC to enforce any condition placed upon their authorizations to acquire their California utility subsidiaries, including obligations to give first priority to the capital requirements of the utilities as determined by the CPUC to be necessary to meet the utilities' obligations to serve. It would also require that the CPUC order the holding companies to infuse into the utility subsidiaries sufficient capital, of any type deemed necessary by the CPUC, to enable the utilities to fulfill their service obligations. The likelihood of passage of either bill is not known.

The CPUC has undertaken a proceeding and issued several decisions establishing the framework, rules and processes that governed SDG&E's return to the responsibility of procuring electricity for its customers. These include decisions (1) allocating to California's investor-owned utilities (IOUs) the power from the long-term contracts entered into by the California Department of Water Resources (DWR), with the DWR retaining the legal and financial responsibility for the contracts; (2) adopting an Operating Agreement between SDG&E and the DWR to govern the terms and conditions for SDG&E's administration of DWR contracts; (3) adopting annual procurement plans that include securing supplies to satisfy SDG&E's additional power requirements; (4) adopting a 20-year resource plan to assess SDG&E's resource needs, emphasizing the next five years; and (5) developing the criteria by which the acceptability and recovery of procurement transactions will be determined, including possible development of a procurement incentive mechanism.

The DWR's Operating Agreement with SDG&E, approved by the CPUC, governs SDG&E's relationship with the DWR now that SDG&E has assumed administration of the assigned DWR contracts. The agreement provides that SDG&E is acting as a limited agent on behalf of the DWR in undertaking energy sales and natural gas procurement functions under the DWR contracts allocated to its customers. Legal and financial risks associated with these activities will continue to reside with the DWR. However, in certain circumstances SDG&E may be obligated to provide lines of credit in connection with its allocated contracts. On April 17, 2003, SDG&E filed its natural gas procurement plan related to certain DWR contracts.

NATURAL GAS INDUSTRY RESTRUCTURING

As discussed in Note 11 of the notes to Consolidated Financial Statements in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. If the December 2001 decision is implemented, it is not expected to adversely affect the California Utilities' earnings.

BORDER PRICE INVESTIGATION

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California-Arizona (CA-AZ) border during the period of March 2000 through May 2001. If the investigation determines that the conduct of any respondent contributed to the natural gas price spikes at the CA-AZ border during this period, the CPUC may modify the respondent's applicable natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the respondent to issue a refund to ratepayers to offset the higher rates paid. The California Utilities, included among the respondents to the investigation, are fully cooperating in the investigation and believe that the CPUC will ultimately determine that they were not responsible for the high border prices during this period. Hearings have been scheduled for the Fall of 2003 and a decision is expected in 2004.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

On February 27, 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with relevant statutes and CPUC decisions in the management, oversight and operations of their companies. The CPUC will evaluate energy-related business activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas, relative to holding company systems and affiliate activities. In accordance with a December 16, 1997 CPUC order, the California Utilities' transactions with other Sempra Energy affiliates have been audited each year and there have been no adverse findings in those audits.

COST OF SERVICE

Although the California Utilities requested that a decision in their Cost of Service applications be effective January 1, 2004, the CPUC commissioner assigned to the applications has adopted a procedural schedule that would prevent the CPUC from issuing a decision before the second quarter of 2004. The California Utilities have filed a motion seeking reconsideration of this ruling. The motion also seeks authorization to implement an interim rate increase on January 1, 2004 to reflect an anticipated cost of service decision with any increase in rates to be subject to refund upon the final determination by the CPUC.

PERFORMANCE-BASED REGULATION (PBR)

On March 28, 2003, SDG&E filed its 2002 Distribution PBR Performance Report with the CPUC. For 2002, SDG&E exceeded the PBR benchmarks on five of its six performance indicators, recording a total net reward of $6 million out of a total possible reward of $14.5 million under the mechanism. The reward is subject to CPUC approval.

On March 19, 2003, the CPUC's Office of Ratepayer Advocates (ORA) issued its Monitoring and Evaluation Report on SDG&E's natural gas procurement activities in Year 9 (August 1, 2001 through July 31, 2002). The ORA analyzed and confirmed the PBR results put forth by SDG&E resulting in a Year 9 shared loss of $1.9 million and a shareholder penalty of $1.4 million. The ORA recommended the extension of the PBR mechanism, as modified in Years 8 and 9, to Year 10. The ORA has stated that the CPUC's adoption of the natural gas procurement PBR mechanism is beneficial to both ratepayers and shareholders of SDG&E.

SDG&E's request for a reward of $6.7 million for the PBR natural gas procurement period ended July 31, 2001 (Year 8) was approved by the CPUC on January 30, 2003. Since part of the reward calculation is based on CA-AZ natural gas border price indices, the decision reserved the right to revise the reward in the future, depending on the outcome of the CPUC's border price investigation (see above) and the FERC's investigation into alleged energy price manipulation (see below).

TRANSMISSION RATE INCREASE

On May 2, 2003, the FERC authorized SDG&E's request for modification of its Transmission Owner Tariff (TO Tariff) to adopt a rate increase and recover its costs ($20 million through December 31, 2002) associated with the Valley-Rainbow transmission project. The new transmission rates are effective October 1, 2003, and will increase the charges for retail transmission service by $32.3 million (27 percent). The FERC has not yet approved the rates or the Valley-Rainbow costs and the new rates are subject to refund once the rate case is concluded.

FERC ACTIONS

The FERC is investigating prices charged to buyers in the California Power Exchange (PX) and Independent System Operator (ISO) markets by various electric suppliers. It is seeking to determine the extent to which individual sellers have yet to be paid for power supplied during the period of October 2, 2000 through June 20, 2001 and to estimate the amounts by which individual buyers and sellers paid and were paid in excess of competitive market prices. Based on these estimates, the FERC could find that individual net buyers, such as SDG&E, are entitled to refunds and individual net sellers are obliged to provide refunds. To the extent any such refunds are actually realized by SDG&E, they would reduce SDG&E's rate-ceiling balancing account.

In December 2002, a FERC administrative law judge (ALJ) issued preliminary findings indicating that California owes power suppliers $1.2 billion (the $3.0 billion that California still owes energy companies less $1.8 billion energy companies might have overcharged California). On March 26, 2003, the FERC largely adopted the ALJ's findings, but expanded the basis for refunds by adopting a staff recommendation from a separate investigation to change the natural gas proxy component of the mitigated market clearing price that is used to calculate refunds. The March 26 order estimates that the replacement formula for estimating natural gas prices will increase the refund totals to more than $3.0 billion. The precise number will not be available until the ISO and PX recalculate the number through their settlement models based on the final FERC instructions. California is seeking $8.9 billion in refunds and has appealed the FERC's preliminary findings and requested rehearing of the March 26 order. The power sellers have joined in appeal of the FERC's preliminary findings and requested rehearing.

In addition to the refund proceeding described above, the FERC is also investigating whether there was manipulation of short-term energy prices in the West that would constitute violations of applicable tariffs and warrant disgorgement of associated profits. In this proceeding, the FERC has authority to look at time periods outside of the October 2, 2000 through June 20, 2001 period relevant to the refund proceeding. In May 2002 the FERC ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in various specific trading activities described as manipulating or "gaming" the California energy markets. In response to the inquiry, SDG&E did disclose and explain a single de minimus 100-mW transaction for the export of electricity out of California. In response to a related FERC inquiry regarding natural gas trading, the California Utilities have denied engaging in "wash" or "round trip" trading activities. The companies are also cooperating with the FERC and other governmental agencies and officials in their various investigations of the California energy markets.

On March 26, 2003, the FERC released the staff's final report on the market manipulation issue. Among other things, the staff recommends that 37 companies, including SDG&E, comment on whether the FERC should issue a "show cause" order that, if issued, would require them to establish that their activities did not constitute "gaming" or "anomalous market behavior" in violation of the ISO and PX tariffs. If the FERC were to conclude that tariff violations had occurred, it could order various remedies including recovery of profits and suspension or termination of market-based trading authority.

NUCLEAR INSURANCE

SDG&E and the other co-owners of SONGS have insurance to respond to any nuclear liability claims related to SONGS. The insurance policy provides $300 million in coverage, which is the maximum amount available. In addition to this primary financial protection, the Price-Anderson Act provides for up to $9.25 billion of secondary financial protection if the liability loss exceeds the insurance limit. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss which exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed under the Price-Anderson Act to provide the secondary financial protection. SDG&E and the other co-owners of SONGS could be assessed up to $176 million under the Price-Anderson Act. SDG&E's share would be $36 million unless default occurs by any other SONGS co-owner. In the event the secondary financial protection limit is insufficient to cover the liability loss, the Price-Anderson Act provides for Congress to enact further revenue raising measures to pay claims. These measures could include an additional assessment on all licensed reactor operators. SDG&E and the other co-owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance.

The coverage also provides the SONGS owners up to $490 million for outage expenses incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks, and $2.8 million per week for up to 110 additional weeks. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company owned by utilities with nuclear facilities. Under the policy's risk sharing arrangements, insured members are subject to retrospective premium assessments if losses at any covered facility exceed the insurance company's surplus and reinsurance funds. Should there be a retrospective premium call, SDG&E could be assessed up to $7.2 million.

Both the nuclear liability and property insurance programs include industry aggregate limits for SONGS losses, including replacement power costs, resulting from acts of terrorism.

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In March 2003, plaintiffs in these cases and the applicable El Paso Corp. entities announced that they had reached a settlement in principle of the class actions, certain of the individual actions, claims asserted by the California Attorney General and by other western states, and certain complaint proceedings filed with FERC by the CPUC and the California Energy Oversight Board. The terms of the settlement remain subject to approval by the relevant state courts and the FERC. One of the settlement terms provides that El Paso will assist the plaintiffs in their litigation against the remaining defendants.

In April 2003, Sierra Pacific and its utility subsidiary Nevada Power jointly filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy and the California Utilities, seeking damages resulting from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility.

Various lawsuits, which seek class-action certification, allege that Sempra Energy and certain company subsidiaries unlawfully manipulated the electric-energy market. In January 2003, the applicable Federal Court granted a motion to dismiss a similar lawsuit on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. That ruling has been appealed.

Except for the matters referred to above, neither the company nor its subsidiary are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

Management believes that none of these matters will have a material adverse effect on the company's financial condition or results of operations.

4. FINANCIAL INSTRUMENTS

Note 8 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's financial instruments, including the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which recognizes all derivatives as either assets or liabilities on the balance sheet, measures those instruments at fair value, and recognizes any changes in the fair value of derivatives in earnings for the period that the change occurs unless the derivative qualifies as an effective hedge that offsets certain exposure.

The company utilizes derivative financial instruments to manage its exposure to unfavorable changes in commodity prices, which are subject to significant and often volatile fluctuations. Derivative financial instruments include futures, forwards, swaps, options and long-term delivery contracts. These contracts allow the company to predict with greater certainty the effective prices to be received by the company and, in the case of the California Utilities, their customers. As allowed under SFAS 133, the company has elected to take the normal purchases and sales exception for certain contracts that are settled by physical delivery. These contracts are accounted for at historical cost with gains and losses reflected in the income statement at the contract settlement date.

Fixed-price contracts and other derivatives on the Consolidated Balance Sheets primarily reflect the company's derivative gains and losses related to long-term delivery contracts for purchased power and natural gas transportation. The company has established regulatory assets and liabilities to the extent that these gains and losses are recoverable or payable through future rates. The changes in fixed-price contracts and other derivatives on the consolidated balance sheets for the three months ended March 31, 2003 were primarily due to physical deliveries under long-term purchased-power and natural gas transportation contracts. The transactions associated with fixed-price contracts and other derivatives had no material impact to the Statements of Consolidated Income for the three months ended March 31, 2003 or 2002.



ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the Annual Report.

RESULTS OF OPERATIONS

Electric revenues increased to $397 million in 2003 from $278 million in 2002, and the cost of electric fuel and purchased power increased to $163 million in 2003 from $61 million in 2002. These changes were mainly due to the effect of the DWR's purchasing the net short position of SDG&E during 2002, and changes in electric commodity costs and the increases in authorized revenue to recover increases in sales volumes. Under the current regulatory framework, changes in commodity costs normally do not affect net income. The commodity costs associated with the DWR's purchases and the corresponding sale to SDG&E's customers are not included in the Statements of Consolidated Income as SDG&E was merely transmitting the electricity from the DWR to the customers, acting as a conduit to pass through the electricity from the DWR to the customers. During 2003, costs associated with long-term contracts allocated to SDG&E from the DWR were likewise not included in the income statement, since the DWR retains legal and financial responsibility for these contracts.

Natural gas revenues increased to $165 million in 2003 from $149 million in 2002, and the cost of natural gas distributed increased to $85 million in 2003 from $78 million in 2002. These changes were primarily attributable to natural gas cost increases, which are passed on to customers, partially offset by reduced volumes.

Under the current regulatory framework, changes in core-market natural gas prices (natural gas purchased for customers that are primarily residential and small commercial and industrial customers without alternative fuel capability) or consumption levels do not affect net income, since core customer rates generally recover the actual cost of natural gas on a substantially concurrent basis and consumption levels are fully balanced. However, SDG&E's gas procurement PBR mechanism provides an incentive mechanism by measuring SDG&E's procurement of gas against a benchmark price comprised of monthly gas indices, resulting in shareholder rewards for costs achieved below the benchmark and shareholder penalties when costs exceed the benchmark.







The tables below summarize the electric and natural gas volumes and revenues by customer class for the three months ended March 31, 2003 and 2002.

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)
                                      2003                2002
                              -----------------------------------------
                                Volumes  Revenue    Volumes  Revenue
                              -----------------------------------------
  Residential                     1,672    $ 184     1,658     $ 174
  Commercial                      1,454      150     1,425       138
  Industrial                        437       35       419        33
  Direct access                     806       18       803        24
  Street and highway lighting        23        2        22         2
  Off-system sales                   23        1        --        --
                              -----------------------------------------
                                  4,415      390     4,327       371
  Balancing accounts and other                 7                 (93)
                              -----------------------------------------
  Total                           4,415    $ 397     4,327     $ 278
                              -----------------------------------------

Although commodity-related revenues from the DWR's purchasing of SDG&E's net short position or from the DWR's allocated contracts are not included in revenue, the associated volumes and distribution revenue are included herein.






Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange        Total
                      -------------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                      -------------------------------------------------------------------
2003:
 Residential                      11     $ 100        --     $ --            11    $ 100
 Commercial and industrial         6        37         1        1             7       38
 Electric generation plants       --        --        17        7            17        7
                            -------------------------------------------------------------
                                  17     $ 137        18     $  8            35      145
 Balancing accounts and other                                                         20
                                                                                 --------
   Total                                                                           $ 165
-----------------------------------------------------------------------------------------
2002:
 Residential                      13     $ 100        --     $ --            13    $ 100
 Commercial and industrial         5        30         2        3             7       33
 Electric generation plants       --        --        20        6            20        6
                            -------------------------------------------------------------
                                  18     $ 130        22     $  9            40      139
 Balancing accounts and other                                                         10
                                                                                 --------
   Total                                                                           $ 149
-----------------------------------------------------------------------------------------




Net income for SDG&E decreased to $47 million in 2003 compared to $55 million in 2002, primarily due to the end of sharing of the merger savings and increased depreciation and operating expenses, partially offset by a $6.7 million (pretax) natural gas procurement PBR reward.

CAPITAL RESOURCES AND LIQUIDITY

The company's operations are the major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant. At March 31, 2003, the company had $241 million in cash and $300 million in unused, committed lines of credit available.

Management believes these amounts, cash flows from operations, and new debt issuances will be adequate to finance capital expenditure requirements, and other commitments. Management continues to regularly monitor the company's ability to adequately meet the needs of its operating, financing and investing activities.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities totaled $106 million and $241 million for the three months ended March 31, 2003 and 2002, respectively. The decrease in cash flows from operations was attributable to the $86 million income tax payment in the 2003 quarter, reduced overcollections of balancing accounts in 2003 and the higher continuing recovery of the AB 265 undercollection in 2002.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities totaled $46 million and $(229) million for the three months ended March 31, 2003 and 2002, respectively. The change in cash flows from investing activities was attributable to payments by Sempra Energy on notes due to SDG&E in 2003. In the first quarter of 2002, advances were made to Sempra Energy from cash generated by operating activities.

Capital expenditures for property, plant and equipment are estimated to be $400 million for the full year 2003 and are being financed primarily by internally generated funds and security issuances. Construction, investment and financing programs are continuously reviewed and revised in response to changes in competition, customer growth, inflation, customer rates, the cost of capital, and environmental and regulatory requirements.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities totaled $70 million and $19 million for the three months ended March 31, 2003 and 2002, respectively. The change in cash flows from financing activities was attributable to dividends paid to Sempra Energy of $50 million in 2003. In the first quarter of 2002, no dividends were paid to Sempra Energy.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the Annual Report and in Note 3 of the notes to Consolidated Financial Statements herein.

Electric Industry Restructuring and Electric Rates

Supply/demand imbalances and a number of other factors resulted in abnormally high electric-commodity costs beginning in mid-2000 and continuing into 2001. This caused SDG&E's customer bills to be substantially higher than normal. In response, legislation enacted in September 2000 imposed a ceiling on the cost of electricity that SDG&E could pass on to its small-usage customers on a current basis. SDG&E accumulated the amount that it paid for electricity in excess of the ceiling rate in an interest-bearing balancing account, which it continues to collect from its customers.

Subsequent to the electric capacity shortages of 2000-2001, SDG&E's service territory has had and continues to have an adequate supply of electricity. However, various projections of electricity demand in SDG&E's service territory indicate that, without additional electrical generation or reductions in electrical usage, beginning in 2005 electricity demand could begin to outstrip available resources. SDG&E's strategy for meeting this demand is to: (1) reduce power demand through conservation and efficiency; (2) increase the supply of electricity from renewable sources, including wind and solar; (3) establish new transmission lines by 2008 to import more power; and (4) provide new electric generation by 2005 to meet the expected shortfall. SDG&E is preparing a request for proposals to meet the electric capacity shortfall, estimated at 69 megawatts in 2005. In addition, SDG&E is ahead of the interim schedule in meeting the requirement of obtaining 20 percent of its electricity from renewable sources by 2017.

The power crisis of 2000-2001 has caused the California Public Utilities Commission (CPUC) to adjust its plan for deregulation of electricity. In addition, several California state agencies, including the CPUC, the Consumer Power and Conservation Financing Authority, and the Energy Resources Conservation and Development Commission, recently issued a draft Energy Action Plan for California. The plan calls for a continuation of regulated electricity rates and existing direct access contracts, increased conservation, more renewable energy, and a stable regulatory environment that encourages private investment in the state.

The CPUC has undertaken a proceeding and issued several decisions establishing the framework, rules and processes that governed SDG&E's return to the responsibility of procuring electricity for its customers. These include decisions (1) allocating to California's investor-owned utilities (IOUs) the power from the long-term contracts entered into by the California Department of Water Resources (DWR), with the DWR retaining the legal and financial responsibility for the contracts; (2) adopting an Operating Agreement between SDG&E and the DWR to govern the terms and conditions for SDG&E's administration of DWR contracts; (3) adopting annual procurement plans that include securing supplies to satisfy SDG&E's additional power requirements; (4) adopting a 20-year resource plan to assess SDG&E's resource needs, emphasizing the next five years; and (5) developing the criteria by which the acceptability and recovery of procurement transactions will be determined, including possible development of a procurement incentive mechanism.

See additional discussion of this and related topics in Note 3 of the notes to Consolidated Financial Statements.

Natural Gas Restructuring and Gas Rates

As discussed in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. If the December 2001 decision is implemented, it is not expected to adversely affect the California Utilities' earnings.

Cost of Service

Although the California Utilities requested that a decision in their Cost of Service applications be effective January 1, 2004, the CPUC commissioner assigned to the applications has adopted a procedural schedule that would prevent the CPUC from issuing a decision before the second quarter of 2004. The California Utilities have filed a motion seeking reconsideration of this ruling. The motion also seeks authorization to implement an interim rate increase on January 1, 2004 to reflect an anticipated cost of service decision with any increase in rates to be subject to refund upon the final determination by the CPUC.

NEW ACCOUNTING STANDARDS

New pronouncements that have recently become effective or that are yet to be effective are SFAS 143 and 148, Interpretations 45 and 46, EITF 02-3, and the rescission of EITF 98-10. SFAS 143 requires accounting and disclosure changes concerning legal obligations related to future asset retirements. SFAS 148 amends SFAS 123 and adds two additional transition methods to the fair value method of accounting for stock-based compensation. Interpretation 45 clarifies that a guarantor is required to recognize a liability for the fair value of obligations undertaken in issuing guarantees. Interpretation 46 addresses consolidation by business enterprises of variable-interest entities (previously referred to as "special-purpose entities" in most cases).

SFAS 143, "Accounting for Asset Retirement Obligations" is the only one of the above that is material to the company. Issued in July 2001, SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The company has adopted SFAS 143 beginning January 1, 2003. See further discussion in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of March 31, 2003, the total Value at Risk of SDG&E's natural gas positions was not material.

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

There have been no significant changes in the internal controls or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Except as described in Note 3 of the notes to Consolidated Financial Statements, neither the company nor its subsidiary is party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      99.1 Statements of Registrant's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as created by
      Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The following report on Form 8-K was filed after December 31, 2002:

Current Report on Form 8-K filed May 1, 2003, filing as an exhibit Sempra Energy's press release of May 1, 2003, giving the financial results for the three months ended March 31, 2003.






                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, SDG&E has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)


Date: May 5, 2003                 By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President and
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

May 5, 2003

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

May 5, 2003

/S/ DEBRA L. REED
Debra L. Reed
Chief Financial Officer