Form 10-Q
period 2003-06-30
SAN DIEGO GAS & ELECTRIC CO
filed 2003-08-07
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2003
                              -------------------------------------

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



ITEM 1.  FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
                                                      Three months ended
                                                            June 30,
                                                      ------------------
                                                        2003       2002
                                                      -------    -------
OPERATING REVENUES
  Electric                                            $   402    $   323
  Natural gas                                             118         91
                                                      -------    -------
   Total operating revenues                               520        414
                                                      -------    -------
OPERATING EXPENSES
  Electric fuel and net purchased power                   137         79
  Cost of natural gas                                      67         42
  Other operating expenses                                142        152
  Depreciation and amortization                            59         58
  Income taxes                                             34         (2)
  Franchise fees and other taxes                           28         18
                                                      -------    -------
   Total operating expenses                               467        347
                                                      -------    -------
Operating income                                           53         67
                                                      -------    -------
Other income and (deductions)
  Interest income                                           1          2
  Regulatory interest - net                                (2)        (1)
  Allowance for equity funds used
    during construction                                     3          3
  Income taxes on non-operating income                      4         (1)
  Other - net                                              --          1
                                                      -------    -------
   Total                                                    6          4
                                                      -------    -------
Interest charges
  Long-term debt                                           17         19
  Other                                                     1          1
  Allowance for borrowed funds
    used during construction                               (1)        (1)
                                                      -------    -------
   Total                                                   17         19
                                                      -------    -------
Net income                                                 42         52
Preferred dividend requirements                             1          1
                                                      -------    -------
Earnings applicable to common shares                  $    41    $    51
                                                      =======    =======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
                                                        Six months ended
                                                            June 30,
                                                      ------------------
                                                        2003       2002
                                                      -------    -------
OPERATING REVENUES
  Electric                                            $   799    $   604
  Natural gas                                             283        242
                                                      -------    -------
   Total operating revenues                             1,082        846
                                                      -------    -------
OPERATING EXPENSES
  Electric fuel and net purchased power                   300        140
  Cost of natural gas                                     152        120
  Other operating expenses                                268        255
  Depreciation and amortization                           116        112
  Income taxes                                             74         46
  Franchise fees and other taxes                           54         37
                                                      -------    -------
   Total operating expenses                               964        710
                                                      -------    -------
Operating income                                          118        136
                                                      -------    -------
Other income and (deductions)
  Interest income                                           3          5
  Regulatory interest - net                                (4)        (2)
  Allowance for equity funds used
    during construction                                     6          5
  Income taxes on non-operating income                      1          1
  Other - net                                              --          2
                                                      -------    -------
   Total                                                    6         11
                                                      -------    -------
Interest charges
  Long-term debt                                           34         39
  Other                                                     3          3
  Allowance for borrowed funds
    used during construction                               (2)        (2)
                                                      -------    -------
   Total                                                   35         40
                                                      -------    -------
Net income                                                 89        107
Preferred dividend requirements                             3          3
                                                      -------    -------
Earnings applicable to common shares                  $    86    $   104
                                                      =======    =======
See notes to Consolidated Financial Statements.



SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                                          ---------------------------
                                                            June 30,    December 31,
                                                              2003          2002
                                                          ------------  -------------
ASSETS
Utility plant - at original cost                                $5,617         $5,408
Accumulated depreciation and amortization                       (2,532)        (2,775)
                                                                ------         ------
     Utility plant - net                                         3,085          2,633
                                                                ------         ------
Nuclear decommissioning trusts                                     534            494
                                                                ------         ------
Current assets:
   Cash and cash equivalents                                        92            159
   Accounts receivable - trade                                     184            163
   Accounts receivable - other                                      15             18
   Due from unconsolidated affiliates                              219            292
   Income taxes receivable                                           8             --
   Regulatory assets arising from fixed-price contracts
       and other derivatives                                        58             59
   Other regulatory assets                                          75             75
   Inventories                                                      63             46
   Other                                                            32             11
                                                                ------         ------
     Total current assets                                          746            823
                                                                ------         ------
Other assets:
   Deferred taxes recoverable in rates                             184            190
   Regulatory assets arising from fixed-price contracts
       and other derivatives                                       549            579
   Other regulatory assets                                         306            342
   Sundry                                                           60             62
                                                                ------         ------
      Total other assets                                         1,099          1,173
                                                                ------         ------
Total assets                                                    $5,464         $5,123
                                                                ======         ======

See notes to Consolidated Financial Statements.




SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                                           ---------------------------
                                                             June 30,    December 31,
                                                               2003          2002
                                                           ------------  -------------
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (255,000,000 shares authorized;
     116,583,358 shares outstanding)                             $  937         $  943
   Retained earnings                                                221            235
   Accumulated other comprehensive income (loss)                    (39)           (34)
                                                                 ------         ------
     Total common equity                                          1,119          1,144
   Preferred stock not subject to mandatory redemption               79             79
                                                                 ------         ------
       Total shareholders' equity                                 1,198          1,223
   Preferred stock subject to mandatory redemption                   24             25
   Long-term debt                                                 1,121          1,153
                                                                 ------         ------
         Total capitalization                                     2,343          2,401
                                                                 ------         ------
Current liabilities:
   Accounts payable                                                 173            159
   Interest payable                                                  12             12
   Due to unconsolidated affiliates                                  --              3
   Income taxes payable                                              --             41
   Deferred income taxes                                             40             53
   Regulatory balancing accounts - net                              466            394
   Fixed-price contracts and other derivatives                       58             59
   Current portion of long-term debt                                 66             66
   Other                                                            179            170
                                                                 ------         ------
         Total current liabilities                                  994            957
                                                                 ------         ------
Deferred credits and other liabilities:
   Customer advances for construction                                57             54
   Deferred income taxes                                            592            602
   Deferred investment tax credits                                   41             42
   Fixed-price contracts and other derivatives                      549            579
   Due to unconsolidated affiliates                                  16             16
   Regulatory liabilities arising from asset
     retirement obligations                                         241             --
   Asset retirement obligations                                     300             --
   Deferred credits and other liabilities                           331            472
                                                                 ------         ------
         Total deferred credits and other liabilities             2,127          1,765
                                                                 ------         ------
Contingencies and commitments (Note 3)

Total liabilities and shareholders' equity                       $5,464         $5,123
                                                                 ======         ======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
<caption>                                             Six months ended
                                                          June 30,
                                                     ------------------
                                                      2003        2002
                                                     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $    89     $  107
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                         116        112
   Deferred income taxes and investment tax credits      (16)       (41)
   Non-cash rate reduction bond expense                   32         40
   Other - net                                            (2)        --
Net change in other working capital components            (9)       118
Changes in other assets                                   --         79
Changes in other liabilities                               7          6
                                                     -------    -------
    Net cash provided by operating activities            217        421
                                                     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (183)      (182)
  Loan to/from affiliate - net                            41       (156)
  Other - net                                             (6)        (6)
                                                     -------    -------
    Net cash used in investing activities               (148)      (344)
                                                     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                        (103)        (3)
  Payments on long-term debt                             (32)       (59)
  Redemptions of preferred stock                          (1)        --
                                                     -------    -------
    Net cash used in financing activities               (136)       (62)
                                                     -------    -------
Increase (decrease) in cash and cash equivalents         (67)        15
Cash and cash equivalents, January 1                     159        322
                                                     -------    -------
Cash and cash equivalents, June 30                   $    92    $   337
                                                     =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized      $    33    $    38
                                                     =======    =======
  Income tax payments (refunds) - net                $   138    $   (40)
                                                     =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
   Property, plant and equipment contribution
    from Sempra Energy                               $    --    $    86
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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002 (Annual Report) and the Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

As described in the notes to Consolidated Financial Statements in the Annual Report, SDG&E accounts for the economic effects of regulation on utility operations (excluding generation operations) in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation".



COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                                 Three months         Six months
                                    ended               ended
                                   June 30,            June 30,
                                -----------------------------------
(Dollars in millions)            2003    2002        2003    2002
-------------------------------------------------------------------
Net income                       $ 42    $ 52        $ 89   $ 107

Minimum pension liability
   adjustments                     --      (1)         (6)*    (1)

                                -----------------------------------
   Comprehensive income          $ 42    $ 51        $ 83   $ 106
-------------------------------------------------------------------

* This amount does not equal the change in the reported balance of accumulated other comprehensive income due to rounding.


2.  NEW ACCOUNTING STANDARDS

SFAS 143, "Accounting for Asset Retirement Obligations": The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an addition of $71 million to utility plant, representing the company's share of the San Onofre Nuclear Generating Station (SONGS) estimated future decommissioning costs (as discounted to the present value at the dates the units began operation), and accumulated depreciation of $41 million related to the increase to utility plant, for a net increase of $30 million. In addition, the company recorded a corresponding retirement obligation liability of $309 million (which includes accretion of that discounted value to December 31, 2002) and a regulatory liability of $215 million to reflect that SDG&E has collected the funds from its customers more quickly than SFAS 143 would accrete the retirement liability and depreciate the asset. These liabilities, less the $494 million recorded as accumulated depreciation prior to January 1, 2003 (which represents amounts collected for future decommissioning costs), comprise the offsetting $30 million.

On January 1, 2003, the company recorded additional asset retirement obligations of $10 million associated with the future retirement of a former power plant.



The change in the asset retirement obligations for the six months ended June 30, 2003 is as follows (dollars in millions):

Balance as of January 1, 2003                    $  --
Adoption of SFAS 143                               319
Accretion expense                                   10
Payments made                                       (7)
                                                 ------
Balance as of June 30, 2003                      $ 322*
                                                 ======

  *A portion of the obligation is included in other current liabilities on the Consolidated Balance Sheets.

Had SFAS 143 been in effect, the asset retirement obligation liability would have been $307 million, $330 million, $354 million and $319 million as of January 1, 2000 and December 31, 2000, 2001 and 2002, respectively.

Except for the items noted above, the company has determined that there is no other material retirement obligation associated with tangible long-lived assets.

Implementation of SFAS 143 has had no effect on results of operations and is not expected to have a significant one in the future.

SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity": This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain mandatorily redeemable financial instruments currently classified in the mezzanine section of the balance sheet be reclassified as liabilities. The company will adopt SFAS 150 in the third quarter of 2003 by changing its presentation of $24 million of mandatorily redeemable preferred stock.


3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY REGULATION

The restructuring of California's electric utility industry has significantly affected the company's electric utility operations. The background of this issue is described in the Annual Report. Subsequent developments are described herein.

The power crisis of 2000-2001 has caused the California Public Utilities Commission (CPUC) to adjust its plan for restructuring the electricity industry. In addition, several California state agencies, including the CPUC, the Consumer Power and Conservation Financing Authority, and the California Energy Commission, recently adopted an Energy Action Plan for California. The plan calls for a continuation of regulated electricity rates and existing direct access contracts, increased conservation, more renewable energy, and a stable regulatory environment that encourages private investment in the state.

Subsequent to the electric capacity shortages of 2000-2001, SDG&E's service territory has had and continues to have an adequate supply of electricity. However, various projections of electricity demand in SDG&E's service territory indicate that, without additional electrical generation or reductions in electrical usage, beginning in 2005 electricity demand could begin to outstrip available resources. SDG&E's strategy for meeting this demand is to: (1) reduce power demand through conservation and efficiency; (2) increase the supply of electricity from renewable sources, including wind and solar; (3) establish new transmission lines by 2008 to import more power; and (4) provide new electric generation by 2005 to meet the expected shortfall. SDG&E has issued a request for proposals (RFP) to meet the electric capacity shortfall, estimated at 69 megawatts in 2005 and increasing annually by 100 megawatts. SDG&E is ahead of the interim schedule required by California legislation in meeting the CPUC's requirement of obtaining 20 percent of its electricity from renewable sources by 2017.

There continues to be legislative and regulatory interest in returning California's investor-owned utilities(IOUs) to an ownership role for generation. At present, there is no firm guidance or set of terms and conditions under which this might take place that would provide adequate customer and shareholder protections, and SDG&E continues to state that these items must be in place before it would consider an ownership position. In anticipation of possible direction on these matters, SDG&E has required bidders to include both power purchase and ownership options in their response to the RFP noted above for additional local generation beginning in 2005.

Several legislative proposals relating to utility regulation have failed to be enacted by the California Legislature. California Senate Bill (SB) 429 would have subjected the company and other California energy-utility holding companies to continuing authority of the CPUC to enforce any condition placed upon their authorizations to acquire their California utility subsidiaries, including obligations to give first priority to the capital requirements of the utilities as determined by the CPUC to be necessary to meet the utilities' obligations to serve. It would also require that the CPUC order the holding companies to infuse into the utility subsidiaries sufficient capital, of any type deemed necessary by the CPUC, to enable the utilities to fulfill their service obligations. SB 888 would repeal the provisions of Assembly Bill (AB) 1890, which enabled electric industry restructuring in September 1996.

California Governor Davis recently announced that he is seeking a $1-billion electric rate reduction. SDG&E's portion of this is 13.51 percent or $135 million. This rate reduction will have no effect on SDG&E's net income and net cash flows because customer savings are coming from lower charges by the California Department of Water Resources (DWR), and SDG&E is merely transmitting the electricity from the DWR to the customers, acting as a conduit for the parties. In accordance therewith, on July 1, 2003 the DWR submitted to the CPUC a supplemental determination of its 2003 revenue requirement. The DWR's supplemental determination contains a $1-billion reduction in its revenue requirement for 2003. In order to make the corresponding rate reduction available to ratepayers as soon as possible, and consistent with the very limited scope of this phase of this proceeding, the procedural schedule is being expedited. A draft decision is expected by the end of August 2003, with a final decision by September 2003.

The CPUC has undertaken a proceeding and issued numerous decisions establishing the framework, rules and processes that would govern SDG&E's renewed responsibility of procuring electricity for its customers. These include decisions (1) allocating to the customers of California's IOUs the power from the long-term contracts entered into by the DWR, with the DWR retaining the legal and financial responsibility for the contracts; (2) adopting an Operating Agreement between SDG&E and the DWR to govern the terms and conditions for SDG&E's administration of DWR contracts; (3) adopting annual procurement plans that include securing supplies to satisfy SDG&E's additional power requirements; (4) consideration of a 20-year resource plan to assess SDG&E's resource needs, emphasizing the next five years; and (5) developing the criteria by which the acceptability and recovery of procurement transactions will be determined, including possible development of an incentive mechanism for procurement activities.

The DWR's Operating Agreement with SDG&E, approved by the CPUC, governs SDG&E's relationship with the DWR now that SDG&E has assumed administration of the allocated DWR contracts. The agreement provides that SDG&E is acting as a limited agent on behalf of the DWR in undertaking energy sales and natural gas procurement functions under the DWR contracts allocated to its customers. Legal and financial risks associated with these activities will continue to reside with the DWR. However, in certain limited circumstances involving transactions in which SDG&E, as DWR's limited agent, is selling DWR surplus energy pursuant to the terms of the Operating Agreement, SDG&E may be obligated to provide lines of credit in connection with the allocated contracts. The risk associated with these lines of credit is considered to be minimal. On April 17, 2003, SDG&E filed with the CPUC its natural gas procurement plan related to certain DWR contracts. On July 10, 2003, the CPUC approved SDG&E's natural gas supply plan.

NATURAL GAS INDUSTRY RESTRUCTURING

As discussed in Note 11 of the notes to Consolidated Financial Statements in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. If the December 2001 decision is implemented, it is not expected to adversely affect the California Utilities' earnings. A CPUC decision is expected during 2004.

BORDER PRICE INVESTIGATION

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California-Arizona (CA-AZ) border during the period of March 2000 through May 2001. If the investigation determines that the conduct of any respondent contributed to the natural gas price spikes at the CA-AZ border during this period, the CPUC may modify the respondent's applicable natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the respondent to issue a refund to ratepayers to offset the higher rates paid. The California Utilities, included among the respondents to the investigation, are fully cooperating in the investigation and believe that the CPUC will ultimately determine that they were not responsible for the high border prices during this period. On August 1, 2003, the Administrative Law Judge (ALJ) issued a revised schedule with hearings scheduled to begin in March 2004 and with a Commission decision by late 2004.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES


On February 27, 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with relevant statutes and CPUC decisions in the management, oversight and operations of their companies. The Assigned Commissioner and ALJ issued a ruling which suspends the procedural schedule until the CPUC completes an independent audit to evaluate energy-related business activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas, relative to holding company systems and affiliate activities. The audit is to consider whether these activities pose any problems for ratepayers and whether they are consistent with the CPUC's decision, rules or orders and/or affiliate statutes. The objective of the audit is to analyze the adequacy of the Affiliate Rules. In accordance with existing CPUC requirements, the California Utilities' transactions with other Sempra Energy affiliates have been audited by an independent auditing firm each year, with results reported to the CPUC, and there have been no material adverse findings in those audits.

COST OF SERVICE FILING

On May 22, 2003, the assigned CPUC Commissioner modified his previously adopted procedural schedule on the California Utilities' Cost of Service applications to expedite a decision by approximately one month, permitting a decision by as early as March 2004. The assigned Commissioner also provided for additional comments to be filed on the California Utilities' request for interim relief for the period from January 1, 2004 to the date of the Cost of Service decision and stated that a decision on the request would be prepared for consideration of the full Commission. On June 3, 2003, various parties filed reply comments supporting or opposing the motion for January 1, 2004 interim relief. The CPUC's Office of Ratepayer Advocates' (ORA) report on the California Utilities' filing is due on August 8, 2003.

An October 10, 2001 decision denied the California Utilities' request to continue equal sharing between ratepayers and shareholders of the estimated savings for the 1998 Enova-PE business combination that created Sempra Energy and, instead, ordered that all of the estimated 2003 merger savings go to ratepayers. This decision will adversely affect 2003 net income by $11 million.



MARKET INDEXED CAPITAL ADJUSTMENT MECHANISM (MICAM)

Under MICAM, automatic adjustments are made to SDG&E's cost of capital based on when the April-September average of single-A utility bond rates in any given calendar year varies more than 100 basis points from a predetermined benchmark. When this occurs, SDG&E's return on common equity (ROE) is adjusted by one-half of the change. SDG&E must file its annual MICAM advice letter with the CPUC on October 15, reporting how the year's April-September average of the utility bond yield compares to the benchmark. Any resulting change in SDG&E's ROE would go into effect January 1 of the following year. Due to a large general decline in interest rates, it is likely that the existing MICAM mechanism would trigger during 2003. However, if the CPUC approves an all-party settlement previously filed, the likelihood of a trigger this year would be less since the benchmark rate under the settlement was changed to the double-A utility bond rate during a different time period which produced a lower benchmark rate.

The current MICAM benchmark, based on the April-September 1996 single-A utility bond yield, stands at 7.97%. The MICAM benchmark that would take effect under the settlement agreement, 7.24%, is based on the April-September 2002 double-A utility bond yield.

Single-A utility interest rates under the existing mechanism averaged 6.40% from April through June, and an ROE adjustment would occur if the July through September rate averages 7.53% or lower. Double-A utility interest rates under the settlement agreement averaged 6.26% from April through June, and an ROE reduction would occur if the July through September rate averages 6.20% or lower.

In both versions of MICAM, every percentage point of variance between the April-September average and the benchmark in excess of the threshold reduces SDG&E's authorized annual net income by $5 million.

PERFORMANCE-BASED REGULATION (PBR)

On July 15, 2003, the CPUC issued a Draft Resolution (DR) approving SDG&E's 2001 and 2002 Distribution PBR Performance Reports. If the DR is approved by the CPUC, SDG&E would be awarded $12.2 million for exceeding PBR benchmarks on all six of its performance indicators in 2001. SDG&E would also be awarded $6.0 million for exceeding the PBR benchmarks on five of its six performance indicators in 2002. The total maximum reward (or penalty) SDG&E could earn in a given year under the Distribution PBR mechanism is $14.5 million. A final CPUC decision is expected during the third quarter of 2003.

On March 19, 2003, the ORA issued its Monitoring and Evaluation Report on SDG&E's natural gas procurement activities in Year 9 (August 1, 2001 through July 31, 2002). The ORA analyzed and confirmed the PBR results put forth by SDG&E, resulting in a Year 9 shared loss of $1.9 million and a shareholder penalty of $1.4 million, both of which were recorded in 2002. The ORA recommended the extension of the PBR mechanism, as modified in Years 8 and 9, to Year 10 and beyond. The ORA has stated that the CPUC's adoption of the natural gas procurement PBR mechanism is beneficial both to ratepayers and to shareholders of SDG&E.

On July 10, 2003, the CPUC issued a decision relative to SDG&E's Year 11 Gas PBR application, which would extend the PBR mechanism with some modification. The decision approved the Joint Parties' Motion for an Order Adopting Settlement Agreement filed by SDG&E and the ORA, which will apply to Year 10 and beyond. The effect of the modifications is to reduce slightly the potential size of future PBR rewards or penalties.

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

Performance incentives rewards are not included in the company's earnings until CPUC approval is received.

TRANSMISSION RATE INCREASE

On May 2, 2003, the FERC accepted SDG&E's request for modification of its Transmission Owner Tariff to adopt a rate increase. The new transmission rates are effective October 1, 2003, and will increase the charges for retail transmission service by $32.3 million (27 percent). SDG&E has proposed formula-based rates which would allow the company over a 4 to 5 year period to recover all of its recorded costs as well as an adopted ROE. Thus, SDG&E would earn no more or no less than the FERC-adopted ROE for the predetermined period. These new rates are subject to refund based on the FERC's final order. FERC staff and intervenor testimonies are due on August 29, 2003. Litigation of the case would result in a decision by the end of 2004.

In August 2002 the FERC issued Opinion No. 458, which effectively disallowed SDG&E's recovery of the differentials between certain costs paid to SDG&E under existing transmission contracts (the "Participation Agreements") and charges assessed to SDG&E under the ISO FERC tariff. These charges are for transmission line losses and grid management charges attributable to energy schedules on portions of the Southwest Powerlink. As a result, SDG&E is incurring unreimbursed cost differentials on an ongoing basis at a rate ranging between $4 million and $8 million per year. SDG&E has petitioned the United States Court of Appeals for review of these FERC orders. In addition, SDG&E is challenging the propriety of the ISO charges as applied to the portions of the Southwest Powerlink jointly owned with Arizona Public Service Co. and the Imperial Irrigation District in proceedings before the FERC, and in an arbitration under the ISO tariff, the result of which may be appealed to the FERC. To the extent SDG&E prevails in these matters, the FERC may require the ISO to refund to SDG&E all or part of the subject charges. SDG&E has also commenced a private arbitration to reform the Participation Agreements to remove prospectively SDG&E's obligation to provide services giving rise to unreimbursed ISO tariff charges.



FERC ACTIONS

The FERC is investigating prices charged to buyers in the California Power Exchange (PX) and Independent System Operator (ISO) markets by various electric suppliers. It is seeking to determine the extent to which individual sellers have yet to be paid for power supplied during the period of October 2, 2000 through June 20, 2001 and to estimate the amounts by which individual buyers and sellers paid and were paid in excess of competitive market prices. Based on these estimates, the FERC could find that individual net buyers, such as SDG&E, are entitled to refunds and individual net sellers are required to provide refunds. To the extent any such refunds are actually realized by SDG&E, they would reduce SDG&E's rate-ceiling balancing account. In December 2002, a FERC ALJ issued preliminary findings indicating that California owes power suppliers $1.2 billion (the $3.0 billion that California still owes energy companies less $1.8 billion energy companies charged California customers in excess of the FERC cap). On March 26, 2003, the FERC largely adopted the ALJ's findings, but expanded the basis for refunds by adopting a staff recommendation from a separate investigation to change the natural gas proxy component of the mitigated market clearing price that is used to calculate refunds. The March 26 order estimates that the replacement formula for estimating natural gas prices will increase the refund totals to more than $3.0 billion. The precise number will not be available until the ISO and PX recalculate the number through their settlement models based on the final FERC instructions. California is seeking $8.9 billion in refunds and has appealed the FERC's preliminary findings and requested rehearing of the March 26 order. The power sellers have joined in appeal of the FERC's preliminary findings and requested rehearing.

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

On June 25, 2003, the FERC issued several orders requiring various entities to show cause why they should not be found to have violated California ISO and PX tariffs. The FERC directed 43 entities, including SDG&E, to show cause why they should not disgorge profits from certain transactions between January 1, 2000 and June 20, 2001 that are asserted to have constituted gaming and/or anomalous market behavior under the California ISO tariff. The ISO has calculated SDG&E's gains attributable to these issues at less than $200,000.

In addition, the FERC determined that it was appropriate to initiate an investigation into possible economic withholding in the California ISO and PX markets. For this purpose, the FERC used an initial screen of $250 per mW for all bids between May 1, 2000 and October 2, 2000. SDG&E received data requests from the FERC staff. The FERC staff will prepare a report to the Commission, which will be the basis to decide whether additional proceedings are warranted. SDG&E believes that its bids and bidding procedures were consistent with ISO and PX tariffs and protocols and applicable FERC price caps.

NUCLEAR INSURANCE

SDG&E and the other co-owners of SONGS have insurance to respond to any nuclear liability claims related to SONGS. The insurance policy provides $300 million in coverage, which is the maximum amount available. In addition to this primary financial protection, the Price-Anderson Act provides for up to $9.25 billion of secondary financial protection if the liability loss exceeds the insurance limit. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss which exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed under the Price-Anderson Act to provide the secondary financial protection. SDG&E and the other co-owners of SONGS could be assessed up to $176 million under the Price-Anderson Act. SDG&E's share would be $36 million unless default occurs by any other SONGS co-owner. In the event the secondary financial protection limit is insufficient to cover the liability loss, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims. These measures could include an additional assessment on all licensed reactor operators. SDG&E and the other co-owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance.

The coverage also provides the SONGS owners up to $490 million for outage expenses incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks, and $2.8 million per week for up to 110 additional weeks. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company owned by utilities with nuclear facilities. Under the policy's risk sharing arrangements, insured members are subject to retrospective premium assessments if losses at any covered facility exceed the insurance company's surplus and reinsurance funds. Should there be a retrospective premium call, SDG&E could be assessed up to $7.4 million.

Both the nuclear liability and property insurance programs include industry aggregate limits for terrorism-related SONGS losses, including replacement power costs.

LITIGATION

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In March 2003, plaintiffs in these cases and the applicable El Paso entities announced that they had reached a settlement in principle of the class actions, certain of the individual actions, claims asserted by the California Attorney General and by other western states, and certain complaint proceedings filed with FERC by the CPUC and the California Energy Oversight Board. On June 26, 2003, the settlement was filed for approval with the relevant state courts and the FERC. The settlement provides more than $1.5 billion in consideration to be received by customers, with no effect on the income of the utilities processing the refunds. Of these funds, the settlement provides the following allocation for each SDG&E and SoCalGas customer group: SDG&E Electric Customers -- $60 million, SDG&E Core Gas -- $29 million and SoCalGas Core Gas -- $36 million. Non-core natural gas customers will go through a claims process in the courts, by which they can establish their harm and receive a fair share of the consideration.

A similar lawsuit has been filed by the Attorney General of Arizona alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in Arizona. In April 2003, Sierra Pacific and its utility subsidiary Nevada Power jointly filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and other company subsidiaries, seeking damages resulting from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility, and breach of contract and wire fraud.

Various lawsuits, which seek class-action certification, allege that Sempra Energy and certain company subsidiaries, including SDG&E, unlawfully manipulated the electric-energy market. In January 2003, the applicable Federal Court granted a motion to dismiss a similar lawsuit on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. That ruling has been appealed in the Ninth Circuit Court of Appeal and a decision is expected by first quarter of 2004. Similar suits filed in Washington and Oregon were voluntarily dropped by the plaintiffs without court intervention in June 2003.

Except for the matters referred to above, neither the company nor its subsidiary are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

Management believes that none of these matters will have a material adverse effect on the company's financial condition or results of operations.

PENDING INTERNAL REVENUE SERVICE MATTERS

The company is in discussions with the Internal Revenue Service (IRS) to resolve issues related to various prior years' returns. A recently issued Revenue Ruling dealing with utility balancing accounts, and recent discussions with the IRS concerning this Ruling and another matter lead the company to believe it will be entitled to record a reduction in previously recorded income tax expense, accrue significant interest income on overpayments of tax in certain prior periods and reverse recorded interest associated with the reporting of these items in other prior periods. The company expects that these matters will be favorably resolved before year end and estimates that the resolution will increase reported 2003 earnings in excess of $60 million.



4. FINANCIAL INSTRUMENTS

Note 8 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's financial instruments, including the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The effect is to recognize all derivatives as assets or liabilities on the balance sheet, measure those instruments at fair value, and recognize any changes in fair value in earnings for the period that the change occurs unless the derivative qualifies as an effective hedge that offsets other exposures.

The company utilizes derivative financial instruments to manage its exposure to unfavorable changes in commodity prices, which are subject to significant and often volatile fluctuations. Derivative financial instruments include futures, forwards, swaps, options and long-term delivery contracts. These contracts allow the company to predict with greater certainty the effective prices to be received by the company and their customers. In accordance with SFAS 133, the company has elected to account for contracts that are settled by physical delivery at historical cost, with gains and losses reflected in the income statement at the contract settlement date.

Fixed-price contracts and other derivatives on the Consolidated Balance Sheets primarily reflect the company's derivative gains and losses related to long-term delivery contracts for purchased power and natural gas transportation. The company has established regulatory assets and liabilities to the extent that these gains and losses are recoverable or payable through future rates. The changes in fixed-price contracts and other derivatives on the Consolidated Balance Sheets for the six months ended June 30, 2003 were primarily due to physical deliveries under long-term purchased-power and natural gas transportation contracts. The transactions associated with fixed-price contracts and other derivatives had no material impact to the Statements of Consolidated Income for the six months ended June 30, 2003 or 2002.



ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the Annual Report.

RESULTS OF OPERATIONS

Electric revenues increased to $799 million for the six months ended June 30, 2003 from $604 million for the same period in 2002, and the cost of electric fuel and purchased power increased to $300 million in 2003 from $140 million in 2002. Additionally, electric revenues increased to $402 million for the three months ended June 30, 2003 from $323 million for the same period in 2002, and the cost of electric fuel and purchased power increased to $137 million in 2003 from $79 million in 2002. These changes were mainly due to the effect of the DWR's purchasing the net short position of SDG&E during 2002, changes in electric commodity costs, the increase in authorized distribution revenue and higher volumes in 2003. Under the current regulatory framework, changes in commodity costs do not affect net income. The commodity costs associated with the DWR's purchases and the corresponding sale to SDG&E's customers were not included in the Statements of Consolidated Income as SDG&E was merely transmitting the electricity from the DWR to the customers, acting as a conduit to pass through the electricity from the DWR to the customers. During 2003, costs associated with long-term contracts allocated to SDG&E from the DWR were likewise not included in the income statement, since the DWR retains legal and financial responsibility for these contracts.

Natural gas revenues increased to $283 million for the six months ended June 30, 2003 from $242 million for the corresponding period in 2002, and the cost of natural gas increased to $152 million in 2003 from $120 million in 2002. Additionally, natural gas revenues increased to $118 million for the three months ended June 30, 2003 from $91 million for the corresponding period in 2002, and the cost of natural gas increased to $67 million in 2003 from $42 million in 2002. These changes were primarily attributable to natural gas price increases, which are passed on to customers, partially offset by reduced volumes.

Under the current regulatory framework, changes in core-market natural gas prices for core customers (primarily residential and small commercial and industrial customers) do not affect net income, since core-customer rates generally recover the actual cost of natural gas on a substantially concurrent basis and are fully balanced. However, SDG&E's gas procurement PBR mechanism provides an incentive mechanism by measuring SDG&E's procurement of natural gas against a benchmark price comprised of monthly natural gas indices, resulting in shareholder rewards for costs achieved below the benchmark and shareholder penalties when costs exceed the benchmark.



The tables below summarize the electric and natural gas volumes and revenues by customer class for the six months ended June 30, 2003 and 2002.

Electric Distribution and Transmission
(Volumes in millions of kilowatt hours, dollars in millions)
                                      2003                2002
                              -----------------------------------------
                                Volumes  Revenue    Volumes  Revenue
                              -----------------------------------------
  Residential                     3,161    $ 366     3,072     $ 323
  Commercial                      2,922      333     2,853       294
  Industrial                        907       81       897        75
  Direct access                   1,565       37     1,693        54
  Street and highway lighting        45        5        43         4
  Off-system sales                   33        1        --        --
                              -----------------------------------------
                                  8,633      823     8,558       750
  Balancing accounts and other               (24)               (146)
                              -----------------------------------------
  Total                           8,633    $ 799     8,558     $ 604
                              -----------------------------------------

Although commodity-related revenues from the DWR's purchasing of SDG&E's net short position or from the DWR's allocated contracts are not included in revenue, the associated volumes and distribution revenue are included herein.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)
                                Gas Sales     Transportation & Exchange        Total
                            -------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                            -------------------------------------------------------------
2003:
 Residential                      19     $ 173        --     $ --            19    $ 173
 Commercial and industrial         9        69         2        3            11       72
 Electric generation plants       --         1        28       12            28       13
                            -------------------------------------------------------------
                                  28     $ 243        30     $ 15            58      258
 Balancing accounts and other                                                         25
                                                                                 --------
   Total                                                                           $ 283
-----------------------------------------------------------------------------------------
2002:
 Residential                      21     $ 155        --     $ --            21    $ 155
 Commercial and industrial        10        53         3        5            13       58
 Electric generation plants       --        --        39       11            39       11
                            -------------------------------------------------------------
                                  31     $ 208        42     $ 16            73      224
 Balancing accounts and other                                                         18
                                                                                 --------
   Total                                                                           $ 242
-----------------------------------------------------------------------------------------



SDG&E recorded net income of $89 million and $107 million for the six-month periods ended June 30, 2003 and 2002, respectively, and net income of $42 million and $52 million for the three-month periods ended June 30, 2003 and 2002, respectively. The decreases were primarily due to income-tax effects, primarily the $25 million after-tax benefit from the favorable resolution of prior years' income-tax issues recorded in the second quarter of 2002, and the end of sharing of the merger savings, partially offset by increased margins and increased output at SONGS.

CAPITAL RESOURCES AND LIQUIDITY

The company's operations are the major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant. At June 30, 2003, the company had $92 million in cash and $300 million in unused, committed lines of credit available. Management believes these amounts, cash flows from operations and new debt issuances will be adequate to finance capital expenditure requirements and other commitments. Management continues to regularly monitor the company's ability to adequately meet the needs of its operating, financing and investing activities.

For additional discussion, see "Factors Influencing Future Performance-Electric Industry Restructuring and Electric Rates" herein and Note 3 of the notes to Consolidated Financial Statements.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities totaled $217 million and $421 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash flows from operations was attributable to higher income tax payments in 2003 and the higher rate of recovery of the AB 265 undercollection in 2002.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities totaled $148 million and $344 million for the six months ended June 30, 2003 and 2002, respectively. The change in cash flows from investing activities was primarily due to the repayments by Sempra Energy in 2003 of advances made to it in 2002.

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

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities totaled $136 million and $62 million for the six months ended June 30, 2003 and 2002, respectively. The change in cash flows from financing activities was attributable to higher dividends paid to Sempra Energy of $100 million in 2003, partially offset by reduced payments on long-term debt in 2003.

In May 2003, SoCalGas and SDG&E replaced their expiring $500 million, 364-day credit agreement with a substantially identical agreement expiring on May 14, 2004. Under the agreement, each utility may individually borrow up to $300 million, subject to a combined borrowing limit for both utilities of $500 million. At the maturity date, each utility may convert its then outstanding borrowings to a one-year term loan, subject to having obtained any requisite regulatory approvals. Borrowings under the agreement would be available for general corporate purposes including back-up support for commercial paper and variable-rate long-term debt, and would bear interest at rates varying with market rates and the borrowing utility's credit rating. The agreement requires each utility to maintain a debt-to-total capitalization ratio (as defined in the agreement) of not to exceed 60 percent. The rights, obligations and covenants of each utility under the agreement are individual rather than joint with those of the other utility, and a default by one utility would not constitute default by the other.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the Annual Report and in Note 3 of the notes to Consolidated Financial Statements herein.

Income-Tax Issues

Resolution of the income-tax issues described in Note 3 of the notes to Consolidated Financial Statements herein could have a material impact on results of operations for 2003, or one or more future periods.

Electric Industry Restructuring and Electric Rates

Supply/demand imbalances and a number of other factors resulted in abnormally high electric-commodity costs beginning in mid-2000 and continuing into 2001. This caused SDG&E's customer bills to be substantially higher than normal. In response, legislation enacted in September 2000 imposed a ceiling on the cost of electricity that SDG&E could pass on to its small-usage customers on a current basis. SDG&E accumulated the amount that it paid for electricity in excess of the ceiling rate in an interest-bearing balancing account, which it continues to collect from its customers. During the six months ended June 30, 2003, the balance in the balancing account declined from $215 million to $174 million.

Subsequent to the electric capacity shortages of 2000-2001, SDG&E's service territory has had and continues to have an adequate supply of electricity. However, various projections of electricity demand in SDG&E's service territory indicate that, without additional electrical generation or reductions in electrical usage, beginning in 2005 electricity demand could begin to outstrip available resources. SDG&E's strategy for meeting this demand is to: (1) reduce power demand through conservation and efficiency; (2) increase the supply of electricity from renewable sources, including wind and solar; (3) establish new transmission lines by 2008 to import more power; and (4) provide new electric generation by 2005 to meet the expected shortfall. SDG&E has issued a request for proposals to meet the electric capacity shortfall, estimated at 69 megawatts in 2005. SDG&E is ahead of the interim schedule required by California legislation in meeting the requirement of obtaining 20 percent of its electricity from renewable sources by 2017.

Operating costs of SONGS Units 2 and 3, including nuclear fuel and related financing costs, and incremental capital expenditures are recovered through the Incremental Cost Incentive Pricing (ICIP) mechanism which allows SDG&E to receive approximately 4.4 cents per kilowatt-hour for SONGS generation. Any differences between these costs and the incentive price affect net income. This mechanism expires on December 31, 2003. For the year ended December 31, 2002, ICIP contributed $50 million to SDG&E's net income. The CPUC has denied the previously approved market-based pricing for SONGS beginning in 2004 and instead provided for traditional rate-making treatment, under which the SONGS ratebase would begin at zero, essentially eliminating earnings from SONGS until ratebase grows. The company has applied for rehearing of this decision, which the CPUC has not yet ruled on. The company is in the process of litigating the SONGS revenue requirement, primarily in conjunction with the General Rate Case of Southern California Edison (the operator and 75-percent owner of SONGS), for rates that begin in January 2004. (SDG&E seeks to recover approximately 95 percent of its 2004 SONGS operating & maintenance and capital revenue requirements in that case.) The remaining five percent of the company's SONGS revenue requirement will be litigated in SDG&E's Cost Of Service proceeding.

See additional discussion of this and related topics, including the CPUC's adjustment to its plan for deregulation of electricity, in Note 3 of the notes to Consolidated Financial Statements.

Natural Gas Restructuring and Rates

As discussed in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. If the December 2001 decision is implemented, it is not expected to adversely affect the California Utilities' results of operations, cash flows or financial position. A CPUC decision is expected during 2004.

CPUC Investigation of Compliance with Affiliate Rules

On February 27, 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with relevant statutes and CPUC decisions in the management, oversight and operations of their companies. The Assigned Commissioner and ALJ issued a ruling which suspends the procedural schedule until the CPUC completes an independent audit to evaluate energy-related business activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas, relative to holding company systems and affiliate activities. The audit is to consider whether these activities pose any problems for ratepayers and whether they are consistent with the CPUC's decision, rules or orders and/or affiliate statutes. The objective of the audit is to analyze the adequacy of the Affiliate Rules. In accordance with existing CPUC requirements, the California Utilities' transactions with other Sempra Energy affiliates have been audited by an independent auditing firm each year, with results reported to the CPUC, and there have been no material adverse findings in those audits.

Cost of Service Filing

On May 22, 2003, the assigned CPUC Commissioner modified his previously adopted procedural schedule on the California Utilities' Cost of Service applications to expedite a decision by approximately one month, permitting a decision by as early as March 2004. The assigned Commissioner also provided for additional comments to be filed on the California Utilities' request for interim relief for the period from January 1, 2004 to the date of the Cost of Service decision and stated that a decision on the request would be prepared for consideration of the full Commission. On June 3, 2003, various parties filed reply comments supporting or opposing the motion for January 1, 2004 interim relief. The CPUC's Office of Ratepayer Advocates' (ORA) report on the California Utilities' filing is due on August 8, 2003.

An October 10, 2001 decision denied the California Utilities' request to continue equal sharing between ratepayers and shareholders of the estimated savings for the 1998 Enova-PE business combination that created Sempra Energy and, instead, ordered that all of the estimated 2003 merger savings go to ratepayers. This decision will adversely affect 2003 net income by $11 million.

NEW ACCOUNTING STANDARDS

New pronouncements that have recently become effective or that are yet to be effective are SFAS 143, 148, 149 and 150, Interpretations 45 and 46, EITF 02-3, and the rescission of EITF 98-10. See discussion in Note 2 of the notes to Consolidated Financial Statements. Pronouncements that have or potentially could have a material effect on future earnings are described below.

SFAS 143, "Accounting for Asset Retirement Obligations" is the only one of the above pronouncements that is material to the company. Issued in July 2001, SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets. It requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The company adopted SFAS 143 on January 1, 2003. See further discussion in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3.    MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of June 30, 2003, the total Value at Risk of SDG&E's natural gas positions was not material.



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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

	Exhibit 10 - Material Contracts

      10.1  2003 Executive Incentive Plan (June 30, 2003 Sempra
      Energy 10-Q Exhibit 10.1)

      10.2  Amended 1998 Long-Term Incentive Plan (June 30, 2003
      Sempra Energy 10-Q Exhibit 10.2)

      Exhibit 12 - Computation of ratios

      12.1  Computation of Ratio of Earnings to Combined Fixed
      Charges and Preferred Stock Dividends.

      Exhibit 31 -  Section 302 Certification

      31.1 Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      Exhibit 32 - Section 906 Certification

      32.1 Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.2 Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

(b)  Reports on Form 8-K

The following report on Form 8-K was filed after March 31, 2003:

Current Report on Form 8-K filed May 1, 2003, filing as an exhibit Sempra Energy's press release of May 1, 2003, giving the financial results for the three months ended March 31, 2003.

Current Report on Form 8-K filed August 7, 2003, filing as an exhibit Sempra Energy's press release of August 7, 2003, giving the financial results for the three months ended June 30, 2003.








                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)


Date: August 7, 2003                 By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President and
                                              Chief Financial Officer