Form 10-Q
period 2003-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 2003-11-07
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2003
                              -------------------------------------

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



ITEM 1. FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
                                                      Three months ended
                                                         September 30,
                                                      ------------------
                                                        2003       2002
                                                      -------    -------
OPERATING REVENUES
  Electric                                            $   579    $   358
  Natural gas                                              88         67
                                                      -------    -------
   Total operating revenues                               667        425
                                                      -------    -------
OPERATING EXPENSES
  Electric fuel and net purchased power                   128         81
  Cost of natural gas                                      47         29
  Other operating expenses                                160        129
  Depreciation and amortization                            63         59
  Income taxes                                            105         42
  Franchise fees and other taxes                           30         21
                                                      -------    -------
   Total operating expenses                               533        361
                                                      -------    -------
Operating income                                          134         64
                                                      -------    -------
Other income and (deductions)
  Interest income                                           1          3
  Regulatory interest - net                                --         (4)
  Allowance for equity funds used
    during construction                                     3          4
  Income taxes on non-operating income                     (3)        --
  Other - net                                               4         --
                                                      -------    -------
   Total                                                    5          3
                                                      -------    -------
Interest charges
  Long-term debt                                           17         18
  Other                                                     2          3
  Allowance for borrowed funds used
    during construction                                    (1)        (2)
                                                      -------    -------
   Total                                                   18         19
                                                      -------    -------
Net income                                                121         48
Preferred dividend requirements                             1          2
                                                      -------    -------
Earnings applicable to common shares                  $   120    $    46
                                                      =======    =======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
                                                       Nine months ended
                                                          September 30,
                                                      ------------------
                                                        2003       2002
                                                      -------    -------
OPERATING REVENUES
  Electric                                            $ 1,378    $   962
  Natural gas                                             371        309
                                                      -------    -------
   Total operating revenues                             1,749      1,271
                                                      -------    -------
OPERATING EXPENSES
  Electric fuel and net purchased power                   428        221
  Cost of natural gas                                     199        149
  Other operating expenses                                428        384
  Depreciation and amortization                           179        171
  Income taxes                                            179         88
  Franchise fees and other taxes                           84         58
                                                      -------    -------
   Total operating expenses                             1,497      1,071
                                                      -------    -------
Operating income                                          252        200
                                                      -------    -------
Other income and (deductions)
  Interest income                                           4          8
  Regulatory interest - net                                (4)        (6)
  Allowance for equity funds used
    during construction                                     9          9
  Income taxes on non-operating income                     (2)         1
  Other - net                                               4          2
                                                      -------    -------
   Total                                                   11         14
                                                      -------    -------
Interest charges
  Long-term debt                                           51         57
  Other                                                     5          6
  Allowance for borrowed funds used
    during construction                                    (3)        (4)
                                                      -------    -------
   Total                                                   53         59
                                                      -------    -------
Net income                                                210        155
Preferred dividend requirements                             4          5
                                                      -------    -------
Earnings applicable to common shares                  $   206    $   150
                                                      =======    =======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                          September 30,    December 31,
                                                              2003             2002
                                                          -------------    ------------
ASSETS
Utility plant - at original cost                                $5,706         $5,408
Accumulated depreciation and amortization                       (2,586)        (2,775)
                                                                ------         ------
     Utility plant - net                                         3,120          2,633
                                                                ------         ------
Nuclear decommissioning trusts                                     529            494
                                                                ------         ------
Current assets:
   Cash and cash equivalents                                       174            159
   Accounts receivable - trade                                     115            163
   Accounts receivable - other                                      53             18
   Due from unconsolidated affiliates                              248            292
   Regulatory assets arising from fixed-price contracts
       and other derivatives                                        59             59
   Other regulatory assets                                          75             75
   Inventories                                                      78             46
   Other                                                            23             11
                                                                ------         ------
     Total current assets                                          825            823
                                                                ------         ------
Other assets:
   Deferred taxes recoverable in rates                             168            190
   Regulatory assets arising from fixed-price contracts
       and other derivatives                                       535            579
   Other regulatory assets                                         286            342
   Sundry                                                           60             62
                                                                ------         ------
      Total other assets                                         1,049          1,173
                                                                ------         ------
Total assets                                                    $5,523         $5,123
                                                                ======         ======

See notes to Consolidated Financial Statements.




SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                          September 30,    December 31,
                                                               2003           2002
                                                          -------------    ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock (255 million shares authorized;
     117 million shares outstanding)                             $  937         $  943
   Retained earnings                                                291            235
   Accumulated other comprehensive income (loss)                    (39)           (34)
                                                                 ------         ------
     Total common equity                                          1,189          1,144
   Preferred stock not subject to mandatory redemption               79             79
                                                                 ------         ------
       Total shareholders' equity                                 1,268          1,223
   Preferred stock subject to mandatory redemption                   --             25
   Long-term debt                                                 1,105          1,153
                                                                 ------         ------
         Total capitalization                                     2,373          2,401
                                                                 ------         ------
Current liabilities:
   Accounts payable                                                 164            159
   Interest payable                                                  13             12
   Due to unconsolidated affiliates                                  --              3
   Income taxes payable                                              85             41
   Deferred income taxes                                             44             53
   Regulatory balancing accounts - net                              381            394
   Fixed-price contracts and other derivatives                       59             59
   Current portion of long-term debt                                 66             66
   Other                                                            212            170
                                                                 ------         ------
         Total current liabilities                                1,024            957
                                                                 ------         ------
Deferred credits and other liabilities:
   Customer advances for construction                                59             54
   Deferred income taxes                                            589            602
   Deferred investment tax credits                                   40             42
   Fixed-price contracts and other derivatives                      535            579
   Due to unconsolidated affiliates                                  16             16
   Regulatory liabilities arising from asset
     retirement obligations                                         241             --
   Asset retirement obligations                                     301             --
   Mandatorily redeemable preferred securities                       23             --
   Deferred credits and other liabilities                           322            472
                                                                 ------         ------
         Total deferred credits and other liabilities             2,126          1,765
                                                                 ------         ------
Contingencies and commitments (Note 3)

Total liabilities and shareholders' equity                       $5,523         $5,123
                                                                 ======         ======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
<caption>                                             Nine months ended
                                                        September 30,
                                                     ------------------
                                                      2003        2002
                                                     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   210    $   155
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                         179        171
   Deferred income taxes and investment tax credits       (2)        92
   Non-cash rate reduction bond expense                   51         61
Net change in other working capital components            18          5
Changes in other assets                                    6        110
Changes in other liabilities                               3         34
                                                     -------    -------
    Net cash provided by operating activities            465        628
                                                     -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (285)      (274)
  Loan to/from affiliate - net                            45       (336)
  Other - net                                             (6)        (9)
                                                     -------    -------
    Net cash used in investing activities               (246)      (619)
                                                     -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                        (155)        (5)
  Payments on long-term debt                             (48)       (85)
  Redemptions of preferred stock                          (1)        --
                                                     -------    -------
    Net cash used in financing activities               (204)       (90)
                                                     -------    -------
Increase (decrease) in cash and cash equivalents          15        (81)
Cash and cash equivalents, January 1                     159        322
                                                     -------    -------
Cash and cash equivalents, September 30              $   174    $   241
                                                     =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized      $    48    $    55
                                                     =======    =======
  Income tax payments, net of refunds                $   138    $    14
                                                     =======    =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
   Property, plant and equipment contribution
    from Sempra Energy                               $     1    $    86
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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002 (Annual Report) and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2003 and June 30, 2003.

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




                                 Three months        Nine months
                                    ended               ended
                                 September 30,       September 30,
                               -----------------------------------
(Dollars in millions)            2003    2002        2003    2002
------------------------------------------------------------------
Net income                      $ 121    $ 48       $ 210   $ 155

Minimum pension liability
   adjustments                     --      --          (6)*    (1)

                               -----------------------------------
   Comprehensive income         $ 121    $ 48       $ 204   $ 154
------------------------------------------------------------------

* This amount does not equal the change in the reported balance of accumulated other comprehensive income due to rounding.



2.  NEW ACCOUNTING STANDARDS

SFAS 143, "Accounting for Asset Retirement Obligations": The adoption of SFAS 143 on January 1, 2003 resulted in the recording of an addition to utility plant of $71 million, representing the company's share of the San Onofre Nuclear Generating Station's (SONGS) estimated future decommissioning costs (as discounted to the present value at the dates the units began operation), and accumulated depreciation of $41 million related to the increase to utility plant, for a net increase of $30 million. In addition, the company recorded a corresponding retirement obligation liability of $309 million (which includes accretion of that discounted value to December 31, 2002) and a regulatory liability of $215 million to reflect that SDG&E has collected the funds from its customers more quickly than SFAS 143 would accrete the retirement liability and depreciate the asset. These liabilities, less the $494 million recorded as accumulated depreciation prior to January 1, 2003 (which represents amounts collected for future decommissioning costs), comprise the offsetting $30 million.

On January 1, 2003, the company recorded additional asset retirement obligations of $10 million associated with the future retirement of a former power plant.



The change in the asset retirement obligations for the nine months ended September 30, 2003 is as follows (dollars in millions):


Balance as of January 1, 2003                    $  --
Adoption of SFAS 143                               319
Accretion expense                                   16
Payments                                           (12)
                                                 ------
Balance as of September 30, 2003                 $ 323*
                                                 ======

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

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The adoption of SFAS 149 did not have an effect on the company's consolidated results of operations and financial position.

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity": This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain mandatorily redeemable financial instruments previously classified in the mezzanine section of the balance sheet be reclassified as liabilities. The company has adopted SFAS 150 beginning July 1, 2003 by reclassifying $23 million of mandatorily redeemable preferred stock to deferred credits and other liabilities.

3.  MATERIAL CONTINGENCIES

ELECTRIC INDUSTRY REGULATION

The restructuring of California's electric utility industry has significantly affected the company's electric utility operations and the power crisis of 2000-2001 caused the California Public Utilities Commission (CPUC) to adjust its plan for restructuring the electricity industry. The background of this issue is described in the Annual Report. Subsequent developments are described herein.

Various projections of electricity demand in SDG&E's service territory indicate that, without additional electrical generation and transmission and reductions in electrical usage, beginning in 2005 electricity demand could begin to outstrip available resources. SDG&E has issued a request for proposals (RFP) to meet the electric capacity shortfall, estimated at 69 megawatts in 2005 and increasing annually by approximately 100 megawatts, and has filed a proposed plan at the CPUC for meeting these capacity requirements.

On October 7, 2003, SDG&E applied to the CPUC for approval of its RFP results. SDG&E's electric procurement plan contemplates (i) procuring 643 megawatts of energy and demand reduction resources (73 megawatts beginning in 2005 with contracts extending through 2020 and 570 megawatts beginning in 2007 and extending through 2017); (ii) acquiring 601 megawatts of new generation, including a 555-megawatt power plant in Escondido, California, to be constructed by Sempra Energy Resources, an affiliate, for completion in 2006; and (iii) constructing new transmission lines. The capital cost related to this proposed plan is approximately $640 million and the plan includes a mix of energy supply sources, including renewable resources. Hearings will be held during the fourth quarter of 2003 and a CPUC decision is expected during the first half of 2004. In connection with the possible return to a generation-ownership role for investor-owned utilities (IOUs), SDG&E required bidders to include both power purchase and SDG&E ownership options in their response to the RFP noted above.

The California Department of Water Resources' (DWR) Operating Agreement with SDG&E, approved by the CPUC, governs SDG&E's administration of the allocated DWR contracts. The agreement provides that SDG&E is acting as a limited agent on behalf of the DWR in undertaking energy sales and natural gas procurement functions under the DWR contracts allocated to SDG&E's customers. Legal and financial risks associated with these activities will continue to reside with the DWR. However, in certain limited circumstances involving transactions in which SDG&E, as DWR's limited agent, is selling DWR surplus energy pursuant to the terms of the Operating Agreement, SDG&E may be obligated to provide lines of credit in connection with the allocated contracts. The risk associated with these lines of credit is considered to be minimal. Since the DWR retains legal and financial responsibility for the contracts allocated to SDG&E, the costs associated with the contracts were not included in the Statements of Consolidated Income during 2003. On July 10, 2003, the CPUC approved SDG&E's natural gas supply plan related to certain DWR contracts for the five-month period May 1, 2003 to September 30, 2003. On August 15, 2003, SDG&E filed with the CPUC its natural gas supply plan related to certain DWR contracts for the six-month period October 1, 2003 to March 31, 2004. CPUC action on this filing is pending.

On September 4, 2003, the CPUC approved a $1-billion refund to consumers of the three major California IOUs as a result of the DWR's lowering its revenue requirement for 2003. The refund is being returned to customers in the form of a one-time bill credit. SDG&E's portion is
13.51 percent or about $135 million. The bill credit will have no effect on SDG&E's net income and net cash flows because customer savings are coming from lower charges by the DWR, and SDG&E is merely transmitting the electricity from the DWR to the customers, without taking title to the electricity.

The final true-up of DWR's 2001/2002 energy costs among California's three major investor-owned electric utilities could result in SDG&E's customers being allocated up to $60 million of additional costs or having their allocation reduced by as much as $100 million. In either case, SDG&E would account for any adjustment in its commodity balancing account, which would be repaid to its customers or collected from its customers in the near future. Either change in allocation would have a short-term effect on SDG&E's cash flow (positive or negative as the case may be), but would not otherwise affect its results of operations.

On August 21, 2003, the CPUC denied a rehearing requested by opponents of its December 2002 decision that had approved a settlement with SDG&E allocating between SDG&E customers and shareholders the profits from intermediate-term purchase power contracts that SDG&E had entered into during the early stages of California's electric utility industry restructuring. As previously reported, the settlement provided $199 million of these profits to customers, by reductions to balancing account undercollections in prior years. The settlement provided the remaining $173 million of profits to SDG&E shareholders, of which $57 million had been recognized for financial reporting purposes in prior years. As a result of the decision, SDG&E recognized additional after-tax income of $65 million in the third quarter of 2003. On September 25, 2003 the Utility Consumers' Action Network (UCAN), a consumer-advocacy group which had requested the CPUC rehearing, appealed the decision to the California Court of Appeals. On October 24, 2003, SDG&E and the Commission filed responses with the court to the UCAN appeal, setting forth the reasons why there is no issue of law for the court to consider and that the appeal should be denied. UCAN has twenty days to file a reply. Acceptance of any appeal is at the discretion of the court. There is no deadline by which the court must act.

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

On September 29, 2003, the CPUC issued a ruling indicating that the proceeding will initially only consider implementation of the original December 2001 decision, but the Assigned Commissioner said he will informally look at the alternatives proposed by SoCalGas. The matter has been set for hearing and a CPUC decision is expected by January 2004. If the December 2001 decision is implemented, it is not expected to have a material effect on the company's earnings.



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

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

On February 27, 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with relevant statutes and CPUC decisions in the management, oversight and operations of their companies. On September 18, 2003, the Commission suspended the procedural schedule until the CPUC completes an independent audit to evaluate energy-related business activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas, relative to holding company systems and affiliate activities. The audit will be combined with the annual affiliate audit and should be completed by the end of 2004. The scope of the audit will be broader than the annual affiliate audit. In addition to an evaluation of compliance with CPUC rules and requirements, this audit will assess the potential for conflicts between the interests of Sempra Energy and the interests of the California Utilities and their ratepayers, and examine whether business activities undertaken by the utilities and/or their holding company and affiliates pose potential problems or unjust or unreasonable impacts on utility customers.

COST OF SERVICE FILING

As previously reported, the California Utilities have filed cost of service applications with the CPUC seeking rate increases designed to reflect forecasts of 2004 capital and operating costs. SDG&E is requesting revenue increases of approximately $76 million. The CPUC's Office of Ratepayer Advocates (ORA) filed its prepared testimony in the applications on August 8, 2003, recommending rate decreases that would reduce annual revenues by $41 million from their current level. UCAN has proposed rates for SDG&E that would reduce annual revenues by $88 million from their current level. Hearings are expected to conclude by the end of this month. The procedural schedule for the cost of service applications permits a decision as early as March 2004, and the California Utilities have filed a petition for interim rate relief for the period from January 1, 2004 until the effective date of the decision. On November 3, 2003, the CPUC ALJ released a Proposed Decision that would authorize the California Utilities to create a memorandum account as of January 1, 2004, to record the difference between existing rates and those that are later authorized in the Commission's final decision in this case. The difference would then be amortized in rates. The full Commission can vote on the Proposed Decision as soon as December 4, 2003. The California Utilities have also filed for continuation through 2004 of existing PBR mechanisms for service quality and safety that would otherwise expire at the end of 2003.

MARKET INDEXED CAPITAL ADJUSTMENT MECHANISM (MICAM)

MICAM has the potential to revise a utility's rates to reflect changes in market interest rates. On September 4, 2003, the CPUC approved an all-party settlement that modified the MICAM such that the possibility of a MICAM-caused reduction in SDG&E's authorized return on common equity for 2004 has been eliminated.

PERFORMANCE-BASED REGULATION (PBR)

On August 21, 2003, the CPUC issued a final resolution approving SDG&E's 2001 and 2002 Distribution PBR Performance Reports. SDG&E was awarded $12.2 million for exceeding PBR benchmarks on all six of its performance indicators in 2001, and $6.0 million for exceeding the PBR benchmarks on five of its six performance indicators in 2002. These rewards were included in income in the third quarter of 2003. The total maximum reward (or penalty) SDG&E could earn in a given year under the Distribution PBR mechanism is $14.5 million.

On July 16, 2003, SDG&E filed an Advice Letter requesting approval of a shareholder penalty of $1.4 million for Year 9 (August 1, 2001 through July 31, 2002) of its Gas Procurement PBR mechanism. The $1.4 million penalty was recorded in 2002 and is consistent with the ORA's March 19, 2003 Monitoring and Evaluation Report on SDG&E's natural gas procurement activities in Year 9. In its report, the ORA recommended the extension of the PBR mechanism, as modified in Years 8 and 9, to Year 10 and beyond, and stated that the CPUC's adoption of the natural gas procurement PBR mechanism is beneficial both to ratepayers and to shareholders of SDG&E.

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

SDG&E's request for a reward of $6.7 million for the PBR natural gas procurement period ended July 31, 2001 (Year 8) was approved by the CPUC on January 30, 2003. This award was recorded in income in the first quarter of 2003. Since part of the reward calculation is based on CA-AZ natural gas border price indices, the decision reserved the right to revise the reward in the future, depending on the outcome of the CPUC's border price investigation (see above) and the FERC's investigation into alleged energy price manipulation (see below).

Performance incentives rewards are not included in the company's earnings before CPUC approval is received.

DEMAND SIDE MANAGEMENT (DSM) AND ENERGY EFFICIENCY AWARDS

Since the 1990s, IOUs have been eligible to earn awards for implementing and administering energy conservation and efficiency programs. The California Utilities have offered these programs to customers and have consistently achieved significant earnings therefrom. On October 16, 2003, the CPUC issued a decision that the pre-1998 DSM earnings mechanism would not be reopened. Therefore, the CPUC will not redetermine the uncollected portion of past awards earned by the IOUs and will not be recomputing the amounts of the awards, but may adjust such amounts consistent with the application of known, standard measurement and verification protocols.

The CPUC has consolidated the 2000, 2001, 2002 and 2003 award applications. On May 2, 2003, the CPUC released an RFP to conduct a review of the IOUs' studies used as the basis for the awards claims. The review should be completed by the second quarter of 2004. All outstanding claims are on hold pending completion of the independent review. As of September 30, 2003, SDG&E had $36 million in DSM/energy efficiency rewards requested but pending CPUC approval and had $26 million in rewards for which it has not yet requested approval.

BLYTHE GAIN ON SALE

The ORA is proposing to use a risk analysis to allocate the 2001 gain on the sale of SDG&E's surplus property in Blythe, California rather than the time in rate base versus out of rate base methodology proposed by SDG&E and historically used by the CPUC. SDG&E's proposal would allocate $3.1 million to ratepayers, whereas the ORA proposes to allocate $14.4 million. This issue is being addressed in the Cost of Service filing described above. A decision is expected as early as March 2004.

TRANSMISSION RATE INCREASE

SDG&E's retail-related rates applicable to transmission service were set based on a 1998 test year, at a level that during 2002 was substantially lower than needed to maintain an adequate return on equity (ROE). Consequently, SDG&E filed revised rates on March 7, 2003, proposing a formula rate that would allow, through June 2007, the full recovery of all transmission-related rate base and expenses on a trued-up basis. Thus, SDG&E would earn no more nor no less than its transmission cost of service at the FERC-adopted ROE for the predetermined period. On May 2, 2003, the FERC accepted SDG&E's request for modification of its Transmission Owner Tariff to adopt a rate increase, subject to hearing and, if appropriate, refunds. New transmission rates, which are subject to refund based on the FERC's final order, became effective October 1, 2003.

On October 9, 2003, SDG&E filed a proposed settlement agreement with the FERC, supported by the FERC trial staff, the CPUC and the Independent System Operator (ISO). As a result of the settlement, SDG&E's ROE would be 11.25 percent, rather than the 13 percent SDG&E requested. SDG&E's revenue requirements for its retail and wholesale customers for the initial 12-month period beginning October 1, 2003, would be $142.1 million and $135.6 million, respectively, rather than the $149.5 million and $143.7 million requested. The settlement contemplates that SDG&E will fully recover its cancelled Valley-Rainbow Project costs of $19 million over a ten-year amortization period without interest. The transmission rate formula is to be in effect through June 30, 2007. A final decision is not expected before late November 2003.

In August 2002 the FERC issued Opinion No. 458, which effectively disallowed SDG&E's recovery of the differentials between certain costs paid to SDG&E under existing transmission contracts (the Participation Agreements) and charges assessed to SDG&E under the ISO FERC tariff for transmission line losses and grid management charges related to its Southwest Powerlink. SDG&E had previously been recovering these costs by charging them through the Transmission Revenue Balancing Account, but Opinion No. 458 rejected this approach and required SDG&E to refund the cost differentials so recovered. SDG&E's request for rehearing was denied. As a result, SDG&E is incurring unreimbursed costs of $4 million to $8 million per year. SDG&E has petitioned the United States Court of Appeals for review of these FERC orders and has submitted to the FERC a refund plan which would refund $21 million to transmission customers via the Transition Cost Balancing Account. This refund arrangement is subject to FERC acceptance, which is pending. In addition, SDG&E is challenging the propriety of the ISO charges as applied to the portions of the Southwest Powerlink jointly owned with Arizona Public Service Co. and the Imperial Irrigation District in proceedings before the FERC, and in an arbitration under the ISO tariff. On October 27, 2003, an independent arbitrator found in SDG&E's favor on this matter. The ISO has the right to appeal this result to the FERC. To the extent SDG&E prevails in these matters, the FERC may require the ISO to refund to SDG&E all or part of the costs. SDG&E has also commenced a private arbitration to reform the Participation Agreements to remove prospectively SDG&E's obligation to provide services giving rise to unreimbursed ISO tariff charges.

FERC ACTIONS

Refund Proceedings

The FERC is investigating prices charged to buyers in the California Power Exchange (PX) and ISO markets by various electric suppliers. The FERC is seeking to determine the extent to which individual sellers have yet to be paid for power supplied during the period of October 2, 2000 through June 20, 2001 and to estimate the amounts by which individual buyers and sellers paid and were paid in excess of competitive market prices. Based on these estimates, the FERC could find that individual net buyers, such as SDG&E, are entitled to refunds and individual net sellers are required to provide refunds. To the extent any such refunds are actually realized by SDG&E, they would reduce SDG&E's rate-ceiling balancing account.

In December 2002, a FERC ALJ issued preliminary findings indicating that the California PX and ISO owe power suppliers $1.2 billion (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). On March 26, 2003, the FERC largely adopted the ALJ's findings, but expanded the basis for refunds by adopting a staff recommendation from a separate investigation to change the natural gas proxy component of the mitigated market clearing price that is used to calculate refunds. The March 26 order estimates that the replacement formula for estimating natural gas prices will increase the refund obligations from $1.8 billion to more than $3 billion. The FERC recently released its final instructions, and the ISO and PX have five months to recalculate the precise number through their settlement models. California is seeking $8.9 billion in refunds and has appealed the FERC's preliminary findings and requested rehearing of the March 26 order.

Manipulation Investigation

The FERC is also investigating whether there was manipulation of short-term energy markets in the West that would constitute violations of applicable tariffs and warrant disgorgement of associated profits. In this proceeding, the FERC's authority is not confined to the October 2, 2000 through June 20, 2001 period relevant to the refund proceeding. In May 2002 the FERC ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in various specific trading activities in violation of the PX and ISO tariffs (generally described as manipulating or "gaming" the California energy markets).

On June 25, 2003, the FERC issued several orders requiring various entities to show cause why they should not be found to have violated California ISO and PX tariffs. FERC directed 43 entities, including SDG&E, to show cause why they should not disgorge profits from certain transactions between January 1, 2000 and June 20, 2001 that are asserted to have constituted gaming and/or anomalous market behavior under the California ISO and/or PX tariffs. SDG&E agreed to pay $28 thousand into a FERC-established fund on behalf of customers in order to bring its case to closure. FERC approval is pending.

On June 25, 2003, the FERC also determined that it was appropriate to initiate an investigation into possible physical and economic withholding in the California ISO and PX markets. For this purpose, FERC used an initial screen of $250 per MW for all bids between May 1, 2000 and October 2, 2000. SDG&E received data requests from the FERC staff and have provided responses. FERC staff will prepare a report to the Commission, which will be the basis to decide whether additional proceedings are warranted. SDG&E believes that its bids and bidding procedures were consistent with ISO and PX tariffs and protocols and applicable FERC price caps. On August 1, 2003, FERC staff issued an initial report that determined there was no need to further investigate particular entities for physical withholding of generation.

Price Reporting Practices

On September 26, 2003, FERC sent a survey to 266 companies concerning natural gas and electric price reporting practices. The survey is being conducted in support of FERC's "Policy Statement on Natural Gas and Electric Price Indices" issued in July 2003, to measure industry progress in voluntary reporting of energy trade data to publishers of energy price indices. Responses to the survey were provided on behalf of SDG&E. A second survey is expected to be conducted in March 2004 in FERC's continuing effort to monitor energy price reporting.

NUCLEAR INSURANCE

SDG&E and the other co-owners of SONGS have insurance to respond to any nuclear liability claims related to SONGS. The insurance policy provides $300 million in coverage, which is the maximum amount available. The Price-Anderson Act provides for up to $10.6 billion of secondary financial protection if the liability loss exceeds the insurance limit. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss which exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed under the Price-Anderson Act to provide the secondary financial protection. SDG&E and the other co-owners of SONGS could be assessed up to $201 million under the Price-Anderson Act. SDG&E's share would be $40 million unless default occurs by any other SONGS co-owner. In the event the secondary financial protection limit is insufficient to cover the liability loss, Congress could impose an additional assessment on all licensed reactor operators.

SDG&E and the other co-owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance. The coverage also provides the SONGS owners up to $490 million for outage expenses incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks, and $2.8 million per week for up to 110 additional weeks. Coverage is also provided for the cost of replacement power, which includes indemnity payments for up to three years, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company owned by utilities with nuclear facilities. Under the policy's risk sharing arrangements, SDG&E could be assessed up to $7.4 million if losses at any covered facility exceed the insurance company's surplus and reinsurance funds.

Both the nuclear liability and property insurance programs include industry aggregate limits for terrorism-related SONGS losses, including replacement power costs.

LITIGATION

During the third quarter of 2003, the company recorded additional charges against income for litigation costs and possible resolution of certain cases. Management believes that none of these matters will have further material adverse effect on the company's financial condition or results of operations. Except for the matters referred to below, neither the company nor its subsidiary are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

Antitrust Litigation

Lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek class-action certification and damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In March 2003, plaintiffs in these cases and the applicable El Paso entities announced that they had reached a $1.5 billion settlement, of which $125 million is allocated to customers of the California Utilities. The proceeding against Sempra Energy and the California Utilities has not been settled and continues to be litigated.

Natural Gas Cases: Similar lawsuits have been filed by the Attorney General of Arizona and the Attorney General of Nevada alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and other company subsidiaries, seeking damages resulting from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility, breach of contract and wire fraud.

Electricity Cases: Various lawsuits, which seek class-action certification, allege that Sempra Energy and certain company subsidiaries, including SDG&E, unlawfully manipulated the electric-energy market. In January 2003, the applicable Federal Court granted a motion to dismiss a similar lawsuit on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. That ruling has been appealed in the Ninth Circuit Court of Appeals and a decision is expected in the first quarter of 2004. Similar suits filed in Washington and Oregon were voluntarily dropped by the plaintiffs without court intervention in June 2003.

PENDING INTERNAL REVENUE SERVICE MATTERS

The company is in discussions with the Internal Revenue Service (IRS) to resolve issues related to various prior years' returns. A Revenue Ruling dealing with utility balancing accounts, and discussions with the IRS concerning this Ruling and another matter lead the company to believe it will be entitled to record a reduction in previously recorded income tax expense, accrue significant interest income on overpayments of tax in certain prior periods and reverse recorded interest associated with the reporting of these items in other prior periods. The company expects that these matters will be resolved before year end and estimates that favorable resolution could increase reported earnings by in excess of $60 million.

The company is unable to predict the net effect of the ultimate resolution of these income tax matters.

RECENT SOUTHERN CALIFORNIA FIRES

Several major wildfires that began on October 26, 2003 severely damaged some of SDG&E's infrastructure, causing a significant number of customers to be without utility services. On October 27, 2003, Governor Gray Davis declared a "state of emergency" for four counties, including the County of San Diego.

The declaration of a state of emergency invokes Public Utilities Code
Section 454.9, which authorizes a public utility to establish a catastrophic event memorandum account (CEMA) to record all costs associated with (1) restoring utility services to customers; (2) repairing, replacing or restoring damaged utility facilities and (3) complying with governmental agency orders in connection with events declared disasters by competent state or federal authorities.

The costs recorded in the CEMA are recoverable in rates separate from ordinary costs currently recovered in rates. Public Utilities Code
Section 454.9 requires that the CPUC hold expedited hearings in response to the utilities' request for recovery. SDG&E is recording fire damage costs and the costs of restoring electric and natural gas service in the CEMA account. Therefore, the company expects no significant effect on earnings from the fires.

4. FINANCIAL INSTRUMENTS

Note 8 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's financial instruments, including the adoption of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The effect is to recognize all derivatives as assets or liabilities on the balance sheet, measure those instruments at fair value, and recognize any changes in fair value in earnings for the period that the change occurs unless the derivative qualifies as an effective hedge that offsets other exposures.

The company utilizes derivative financial instruments to manage its exposure to unfavorable changes in commodity prices, which are subject to significant and often volatile fluctuations. Derivative financial instruments include futures, forwards, swaps, options and long-term delivery contracts. These contracts allow the company to predict with greater certainty the effective prices to be received by the company and its customers. In accordance with SFAS 133, the company has elected to account for contracts that are settled by physical delivery at historical cost, with gains and losses reflected in the income statement at the contract settlement date.

Fixed-price contracts and other derivatives on the Consolidated Balance Sheets primarily reflect the company's derivative gains and losses related to long-term delivery contracts for purchased power and natural gas transportation. The company has established regulatory assets and liabilities to the extent that these gains and losses are recoverable or payable through future rates. The changes in fixed-price contracts and other derivatives on the Consolidated Balance Sheets for the nine months ended September 30, 2003 were primarily due to physical deliveries under long-term purchased-power and natural gas transportation contracts. The transactions associated with fixed-price contracts and other derivatives had no material impact to the Statements of Consolidated Income for the nine months ended September 30, 2003 or 2002.





ITEM 2.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the Annual Report.

RESULTS OF OPERATIONS

Electric revenues increased to $1.4 billion for the nine months ended September 30, 2003 from $962 million for the same period in 2002, and the cost of electric fuel and purchased power increased to $428 million in 2003 from $221 million in 2002. Additionally, electric revenues increased to $579 million for the three months ended September 30, 2003 from $358 million for the same period in 2002, and the cost of electric fuel and purchased power increased to $128 million in 2003 from $81 million in 2002. These changes were mainly due to the effect of the DWR's purchasing the net short position of SDG&E during 2002, increases in electric commodity costs, the increase in authorized distribution revenue and higher volumes in 2003, and, for the quarter, recognition of $116 million related to the approved settlement of intermediate-term purchase power contracts and higher earnings from PBR awards. See discussion of performance awards in Note 3 of the notes to Consolidated Financial Statements.

Under the current regulatory framework, changes in commodity costs do not affect net income. The commodity costs associated with the DWR's purchases and the corresponding sales to SDG&E's customers were not included in the Statements of Consolidated Income as SDG&E was merely transmitting electricity from the DWR to the customers without taking title to the electricity. During 2003, costs associated with long-term contracts allocated to SDG&E from the DWR were likewise not included in the income statement, since the DWR retains legal and financial responsibility for these contracts.

Natural gas revenues increased to $371 million for the nine months ended September 30, 2003 from $309 million for the corresponding period in 2002, and the cost of natural gas increased to $199 million in 2003 from $149 million in 2002. Additionally, natural gas revenues increased to $88 million for the three months ended September 30, 2003 from $67 million for the corresponding period in 2002, and the cost of natural gas increased to $47 million in 2003 from $29 million in 2002. These changes were primarily attributable to natural gas price increases (which are passed on to customers) partially offset by reduced volumes.

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

The tables below summarize the electric and natural gas volumes and revenues by customer class for the nine months ended September 30, 2003 and 2002.


Electric Distribution and Transmission
(Volumes in millions of kilowatt hours, dollars in millions)
                                      2003                2002
                              -----------------------------------------
                                Volumes  Revenue    Volumes  Revenue
                              -----------------------------------------
  Residential                     4,988  $   561     4,673     $ 486
  Commercial                      4,681      526     4,517       481
  Industrial                      1,468      126     1,393       121
  Direct access                   2,456       62     2,618        90
  Street and highway lighting        68        8        66         7
  Off-system sales                   26        1         3        --
                              -----------------------------------------
                                 13,687    1,284    13,270     1,185
  Balancing accounts and other                94                (223)
                              -----------------------------------------
  Total                          13,687  $ 1,378    13,270     $ 962
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




Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

                                Gas Sales     Transportation & Exchange        Total
                            -------------------------------------------------------------
                              Volumes    Revenue    Volumes  Revenue    Volumes   Revenue
                            -------------------------------------------------------------
2003:
 Residential                      24     $ 220        --     $ --            24    $ 220
 Commercial and industrial        13        95         3        4            16       99
 Electric generation plants       --         3        45       22            45       25
                            -------------------------------------------------------------
                                  37     $ 318        48     $ 26            85      344
 Balancing accounts and other                                                         27
                                                                                 --------
   Total                                                                           $ 371
-----------------------------------------------------------------------------------------
2002:
 Residential                      26     $ 190        --     $ --            26    $ 190
 Commercial and industrial        13        71         4        6            17       77
 Electric generation plants       --        --        68       18            68       18
                            -------------------------------------------------------------
                                  39     $ 261        72     $ 24           111      285
 Balancing accounts and other                                                         24
                                                                                 --------
   Total                                                                           $ 309
-----------------------------------------------------------------------------------------

SDG&E recorded net income of $210 million and $155 million for the nine-month periods ended September 30, 2003 and 2002, respectively, and net income of $121 million and $48 million for the three-month periods ended September 30, 2003 and 2002, respectively. The increases were primarily due to income of $65 million after-tax related to the approved settlement of intermediate-term purchase power contracts, higher earnings from PBR awards, and higher transportation and distribution revenue. These factors were partially offset by higher operating expenses including litigation charges in the third quarter of 2003, and the end of sharing of the merger savings (which positively impacted earnings by $6 million for the nine-month period and $2 million for the three-month period in 2002). Additionally, for the nine-month period, the increases were offset by the $25 million benefit from the favorable resolution of prior years' income-tax issues recorded in the second quarter of 2002.



CAPITAL RESOURCES AND LIQUIDITY

The company's operations are the major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant. At September 30, 2003, the company had $174 million in cash and $300 million in unused, committed lines of credit available. Management believes these amounts and cash flows from operations and new debt issuances will be adequate to finance capital expenditure requirements and other commitments.

For additional discussion, see "Factors Influencing Future Performance-- Electric Industry Restructuring and Electric Rates" herein and Note 3 of the notes to Consolidated Financial Statements.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities totaled $465 million and $628 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease was attributable to 2003's lower rate of recovery of the AB 265 undercollection and higher natural gas inventory (due to higher natural gas prices).

During the third quarter of 2003, the company made a pension plan contribution of $17.2 million for the 2003 plan year.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities totaled $246 million and $619 million for the nine months ended September 30, 2003 and 2002, respectively. The change was primarily due to the $45 million repayment by Sempra Energy in 2003 compared to $336 million of advances from SDG&E in 2002.

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

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities totaled $204 million and $90 million for the nine months ended September 30, 2003 and 2002, respectively. The change was attributable to higher dividends paid to Sempra Energy in 2003, partially offset by reduced payments on long-term debt in 2003. During the nine months ended September 30, 2003, SDG&E repaid $48 million of rate-reduction bonds.



CREDIT RATINGS

On October 7, 2003, Standard & Poor's reduced the corporate credit ratings of SDG&E from A+ to A. The company's prior ratings for senior secured debt were affirmed at A+. All ratings were issued with a stable outlook.

On October 14, 2003 Fitch Ratings affirmed the senior secured debt ratings of SDG&E at AA, senior unsecured debt ratings at AA-, and preferred stock ratings at A+.

Moody's senior secured debt ratings of SDG&E remained unchanged at A1, the senior unsecured debt ratings at A2, and preferred stock ratings at Baa1. All ratings maintained their prior stable outlook.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in the Annual Report and in Note 3 of the notes to Consolidated Financial Statements herein.

Income Tax Issues

Resolution of the income tax issues described in Note 3 of the notes to Consolidated Financial Statements herein could have a material impact on results of operations for 2003, or one or more future periods.

Electric Industry Restructuring and Electric Rates

Supply/demand imbalances and a number of other factors resulted in abnormally high electric-commodity costs beginning in mid-2000 and continuing into 2001. This caused SDG&E's customer bills to be substantially higher than normal. In response, legislation enacted in September 2000 imposed a ceiling on the cost of electricity that SDG&E could pass on to its small-usage customers on a current basis. SDG&E accumulated the amount that it paid for electricity in excess of the ceiling rate in an interest-bearing balancing account, which it continues to collect from its customers. During the nine months ended September 30, 2003, the balance in the balancing account declined from $215 million to $156 million.

Subsequent to the electric capacity shortages of 2000-2001, SDG&E's service territory had and continues to have an adequate supply of electricity. However, various projections of electricity demand in SDG&E's service territory indicate that, without additional electrical generation and transmission and reductions in electrical usage, beginning in 2005 electricity demand could begin to outstrip available resources. SDG&E's strategy for meeting this demand is to: (1) reduce power demand through conservation and efficiency; (2) increase the supply of electricity from renewable sources, including wind and solar;
(3) establish a new transmission interconnect by 2008 or as soon thereafter as practicable; and (4) provide new electric generation to address the reliability deficiency identified by SDG&E as beginning in 2005. SDG&E has issued a request for proposals (RFP) to meet the electric capacity shortfall, estimated at 69 megawatts in 2005 and increasing annually by approximately 100 megawatts, and has filed a proposed plan at the CPUC for meeting these capacity requirements. SDG&E is currently ahead of the interim schedule required by California legislation in meeting the CPUC's requirement of obtaining 20 percent of its electricity from renewable sources by 2017. On October 7, 2003, SDG&E filed a motion for approval of its RFP results. See Note 3 of the notes to Consolidated Financial Statements for additional information regarding the RFP results.

Operating costs of SONGS Units 2 and 3, including nuclear fuel and related financing costs, and incremental capital expenditures are recovered through the Incremental Cost Incentive Pricing (ICIP) mechanism which allows SDG&E to receive approximately 4.4 cents per kilowatt-hour for SONGS generation. Any differences between these costs and the incentive price affect net income. This mechanism expires on December 31, 2003. For the year ended December 31, 2002, ICIP contributed $50 million to SDG&E's net income. The company is in the process of addressing the SONGS revenue requirement, primarily in conjunction with the General Rate Case of Southern California Edison (the operator and 75-percent owner of SONGS), for rates that begin in January 2004. (SDG&E seeks to recover approximately 95 percent of its 2004 SONGS operating & maintenance and capital revenue requirements in that case.) The remaining five percent of the company's SONGS revenue requirement is being addressed in SDG&E's Cost Of Service proceeding.

See additional discussion of this and related topics, including the CPUC's adjustment to its plan for deregulation of electricity, in Note 3 of the notes to Consolidated Financial Statements.

Natural Gas Restructuring and Rates

As discussed in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring, with implementation anticipated during 2002. During 2002 the California Utilities filed a proposed implementation schedule and revised tariffs and rules required for implementation. However, on February 27, 2003, the CPUC issued a resolution rejecting without prejudice those proposed tariffs and rules. On September 29, 2003, the CPUC issued a ruling indicating that the proceeding will initially only consider implementation of the original December 2001 decision, but the Assigned Commissioner said he will informally look at the alternatives proposed by SoCalGas. The matter has been set for hearing and a CPUC decision is expected by January 2004. If the December 2001 decision is implemented, it is not expected to have a material effect on the company's earnings.

CPUC Investigation of Compliance with Affiliate Rules

On February 27, 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to ensure that they have complied with relevant statutes and CPUC decisions in the management, oversight and operations of their companies. On September 18, 2003, the Commission suspended the procedural schedule until the CPUC completes an independent audit to evaluate energy-related business activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas, relative to holding company systems and affiliate activities. The audit will be combined with the annual affiliate audit and should be completed by the end of 2004. The scope of the audit will be broader than the annual affiliate audit. In addition to an evaluation of compliance with CPUC rules and requirements, this audit will assess the potential for conflicts between the interests of Sempra Energy and the interests of the California Utilities and their ratepayers, and examine whether business activities undertaken by the California Utilities and/or their holding company and affiliates pose potential problems or unjust or unreasonable impacts on utility customers.

Cost of Service Filing

As previously reported, the California Utilities have filed cost of service applications with the CPUC seeking rate increases designed to reflect forecasts of 2004 capital and operating costs. SDG&E is requesting revenue increases of approximately $76 million. The ORA filed its prepared testimony in the applications on August 8, 2003, recommending rate decreases that would reduce annual revenues by $41 million from their current level. UCAN has proposed rates for SDG&E that would reduce annual revenues by $88 million from their current level. Hearings are expected to conclude by the end of this month. The procedural schedule for the cost of service applications permits a decision as early as March 2004, and the California Utilities have filed a petition for interim rate relief for the period from January 1, 2004 until the effective date of the decision. On November 3, 2003, the CPUC ALJ released a Proposed Decision that would authorize the California Utilities to create a memorandum account as of January 1, 2004, to record the difference between existing rates and those that are later authorized in the Commission's final decision in this case. The difference would then be amortized in rates. The full Commission can vote on the Proposed Decision as soon as December 4, 2003. The California Utilities have also filed for continuation through 2004 of existing PBR mechanisms for service quality and safety that would otherwise expire at the end of 2003.

An October 10, 2001 decision denied the California Utilities' request to continue equal sharing between ratepayers and shareholders of the estimated savings for the 1998 Enova-PE business combination that created Sempra Energy and, instead, ordered that all of the estimated 2003 merger savings go to ratepayers. In 2002, merger savings to shareholders for the three-month and nine-month periods were $2 million and $6 million, respectively.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective or that are yet to be effective are SFAS 143, 148, 149 and 150, Interpretations 45 and 46, and EITF 02-3. See discussion in Note 2 of the notes to Consolidated Financial Statements.

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

As of September 30, 2003, the total Value at Risk of SDG&E's natural gas positions was not material.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company as of the date of this quarterly report has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that the controls and procedures are effective.

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

      Exhibit 31 -- Section 302 Certifications

      31.1 Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      Exhibit 32 -- Section 906 Certifications

      32.1 Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.2 Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

(b)  Reports on Form 8-K

The following report on Form 8-K was filed after June 30, 2003:

Current Report on Form 8-K filed August 7, 2003, filing as an exhibit Sempra Energy's press release of August 7, 2003, giving the financial results for the three months ended June 30, 2003.

Current Report on Form 8-K filed September 2, 2003, announcing CPUC approval of certain performance rewards and the CPUC's denial of rehearing requested by opponents of an approved settlement agreement with SDG&E.

Current Report on Form 8-K filed November 6, 2003, filing as an exhibit Sempra Energy's press release of November 6, 2003, giving the financial results for the three months ended September 30, 2003.









                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)


Date: November 6, 2003             By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President and
                                              Chief Financial Officer