Form 10-Q
period 2004-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 2004-04-29
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2004
                              -------------------------------------

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California Legislature, the California Department of Water Resources, and the Federal Energy Regulatory Commission; capital market conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory and legal decisions; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.



PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
                                                        Quarters ended
                                                           March 31,
                                                       -----------------
                                                         2004      2003
                                                       -------   -------
Operating revenues
  Electric                                             $   385   $   397
  Natural gas                                              195       165
                                                       -------   -------
    Total operating revenues                               580       562
                                                       -------   -------
Operating expenses
  Cost of electric fuel and purchased power                127       163
  Cost of natural gas                                      109        85
  Other operating expenses                                 140       126
  Depreciation and amortization                             68        57
  Income taxes                                              45        40
  Franchise fees and other taxes                            29        26
                                                       -------   -------
    Total operating expenses                               518       497
                                                       -------   -------
Operating income                                            62        65
                                                       -------   -------
Other income and (deductions)
  Interest income                                            5         2
  Regulatory interest - net                                 (1)       (2)
  Allowance for equity funds used
    during construction                                      2         3
  Income taxes on non-operating income                      (1)       (3)
  Other - net                                                1        --
                                                       -------   -------
    Total                                                    6        --
                                                       -------   -------
Interest charges
  Long-term debt                                            16        17
  Other                                                      2         2
  Allowance for borrowed funds
    used during construction                                (1)       (1)
                                                       -------   -------
    Total                                                   17        18
                                                       -------   -------
Net income                                                  51        47
Preferred dividend requirements                              1         2
                                                       -------   -------
Earnings applicable to common shares                   $    50   $    45
                                                       =======   =======
See notes to Consolidated Financial Statements.


SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                                         -----------------------------
                                                            March 31,     December 31,
                                                              2004           2003
                                                         -------------   -------------
ASSETS
Utility plant - at original cost                             $ 5,816        $ 5,773
Accumulated depreciation and amortization                     (1,767)        (1,737)
                                                             -------        -------
    Utility plant - net                                        4,049          4,036
                                                             -------        -------
Nuclear decommissioning trusts                                   584            570
                                                             -------        -------
Current assets:
  Cash and cash equivalents                                       71            148
  Accounts receivable - trade                                    160            173
  Accounts receivable - other                                     21             17
  Interest receivable                                             38             37
  Due from affiliates                                            126            151
  Regulatory assets arising from fixed-price contracts
      and other derivatives                                       56             59
  Other regulatory assets                                         77             81
  Inventories                                                     39             60
  Other                                                           31             27
                                                             -------        -------
    Total current assets                                         619            753
                                                             -------        -------
Other assets:
  Deferred taxes recoverable in rates                            270            273
  Regulatory assets arising from fixed-price contracts
      and other derivatives                                      489            502
  Other regulatory assets                                        261            281
  Sundry                                                          52             48
                                                             -------        -------
    Total other assets                                         1,072          1,104
                                                             -------        -------
Total assets                                                 $ 6,324        $ 6,463
                                                             =======        =======

See notes to Consolidated Financial Statements.




SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
                                                         -----------------------------
                                                            March 31,     December 31,
                                                              2004           2003
                                                         -------------   -------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (255 million shares authorized;
    117 million shares outstanding)                          $   938        $   938
  Retained earnings                                              294            369
  Accumulated other comprehensive income (loss)                  (43)           (43)
                                                             -------        -------
    Total common equity                                        1,189          1,264
  Preferred stock not subject to mandatory redemption             79             79
                                                             -------        -------
    Total shareholders' equity                                 1,268          1,343

  Long-term debt                                               1,070          1,087
                                                             -------        -------
    Total capitalization                                       2,338          2,430
                                                             -------        -------
Current liabilities:
  Accounts payable                                               143            193
  Interest payable                                                11             10
  Income taxes payable                                           129             85
  Deferred income taxes                                           75             83
  Regulatory balancing accounts - net                            333            338
  Fixed-price contracts and other derivatives                     56             59
  Current portion of long-term debt                               66             66
  Other                                                          253            294
                                                             -------        -------
    Total current liabilities                                  1,066          1,128
                                                             -------        -------
Deferred credits and other liabilities:
  Due to affiliates                                               21             21
  Customer advances for construction                              39             49
  Deferred income taxes                                          374            361
  Deferred investment tax credits                                 39             40
  Regulatory liabilities arising from cost
    of removal obligations                                       857            846
  Regulatory liabilities arising from asset
    retirement obligations                                       299            281
  Fixed-price contracts and other derivatives                    489            502
  Asset retirement obligations                                   305            303
  Mandatorily redeemable preferred securities                     20             21
  Deferred credits and other                                     477            481
                                                             -------        -------
    Total deferred credits and other liabilities               2,920          2,905
                                                             -------        -------
Contingencies and commitments (Note 6)

Total liabilities and shareholders' equity                   $ 6,324        $ 6,463
                                                             =======        =======
See notes to Consolidated Financial Statements.




SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)
<caption>                                                   Quarters ended
                                                               March 31,
                                                          ------------------
                                                            2004       2003
                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $    51    $    47
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                              68         57
    Deferred income taxes and investment tax credits            6         (8)
    Non-cash rate reduction bond expense                       19         17
    Other - net                                                --         (2)
  Net change in other working capital components                8         (5)
  Changes in other assets                                       5         --
  Changes in other liabilities                                (16)        --
                                                          -------    -------
    Net cash provided by operating activities                 141        106
                                                          -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        (69)       (89)
  Loan to/from affiliate - net                                 --        138
  Other - net                                                  (2)        (3)
                                                          -------    -------
    Net cash provided by (used in) investing activities       (71)        46
                                                          -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                                             (127)       (52)
  Payments on long-term debt                                  (17)       (17)
  Redemptions of preferred stock                               (3)        (1)
                                                          -------    -------
    Net cash used in financing activities                    (147)       (70)
                                                          -------    -------
Increase (decrease) in cash and cash equivalents              (77)        82
Cash and cash equivalents, January 1                          148        159
                                                          -------    -------
Cash and cash equivalents, March 31                       $    71    $   241
                                                          =======    =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized           $    15    $    16
                                                          =======    =======
  Income tax payments (refunds) - net                     $    (2)   $    86
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

Certain December 31, 2003 income tax liabilities have been reclassified from Deferred Income Taxes to current Income Taxes Payable and to
Deferred Credits and Other Liabilities to conform to the current presentation of these items.

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003 (Annual Report).

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

SDG&E accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting
Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation."

NOTE 2. NEW ACCOUNTING STANDARDS

Stock-Based Compensation: On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Exposure Draft to amend SFAS 123, "Accounting for Stock-Based Compensation" and SFAS 95, "Statement of Cash Flows" which provide the current guidance on accounting for stock options and related items. It proposes that the new rules would be effective for 2005. The proposed statement would eliminate the choice of accounting for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and instead generally would require that such transactions be accounted for using a fair-value-based method. The Draft would prohibit retroactive application and require that expense be recognized only for those options that actually vest.

SFAS 132 (revised 2003), "Employers Disclosures about Pensions and Other Postretirement Benefits": This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires disclosures beyond those in the original SFAS 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. In addition, the revised statement requires interim-period disclosures regarding the amount of net periodic benefit cost recognized and the total amount of the employers' contributions paid and expected to be paid during the current fiscal year. It does not change the measurement or recognition of those plans.

The following table provides the components of benefit costs for the quarters ended March 31:

                                                                  Other
                                    Pension Benefits    Postretirement Benefits
                                   --------------------------------------------
(Dollars in millions)               2004       2003         2004       2003
-------------------------------------------------------------------------------
Service cost                        $  3       $  5         $  1       $ --
Interest cost                         10         10            1          1
Expected return on assets            (10)        (9)          (1)        --
Amortization of:
  Prior service cost                   1          1           --         --
  Actuarial loss                      --          1           --         --
Regulatory adjustment                 --         --            1         --
                                   --------------------------------------------
Total net periodic benefit cost     $  4       $  8         $  2       $  1
-------------------------------------------------------------------------------

Note 6 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's expected contribution to its pension plan and other postretirement benefit plans in 2004. For the quarter ended March 31, 2004, $1 million of contributions have been made to its other postretirement benefit plans. There was no contribution made to its pension plan for the quarter ended March 31, 2004.

SFAS 143, "Accounting for Asset Retirement Obligations": SFAS 143 requires entities to record the fair value of liabilities for legal obligations related to asset retirements in the period in which they are incurred. It also requires the reclassification of estimated removal costs, which have historically been recorded in accumulated depreciation, to a regulatory liability. At March 31, 2004 and December 31, 2003, the estimated removal costs recorded as a regulatory liability were $857 million and $846 million, respectively.



The change in the asset retirement obligations for the quarter ended March 31, 2004 is as follows (dollars in millions):


Balance as of January 1, 2004                    $ 326
Accretion expense                                    6
Payments                                            (3)
                                                 ------
Balance as of March 31, 2004                     $ 329*
                                                 ======
  * The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities": Effective July 1, 2003, SFAS 149 amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. Under SFAS 149 natural gas forward contracts that are subject to unplanned netting generally do not qualify for the normal purchases and normal sales exception. ("Netting" refers to contract settlement by paying or receiving the monetary difference between the contract price and the market price at the date on which physical delivery would have occurred.) In addition, effective January 1, 2004, power contracts that are subject to unplanned netting and that do not meet the normal purchases and normal sales exception under SFAS 149 will continue to be marked to market. Implementation of SFAS 149 did not have a material impact on reported net income. Additional information on derivative instruments is provided in Note 4.

SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity": The company adopted SFAS 150 beginning July 1, 2003 by reclassifying $24 million of mandatorily redeemable preferred stock to Deferred Credits and Other Liabilities and to Other Current Liabilities on the Consolidated Balance Sheets.

Emerging Issues Task Force (EITF) 03-11, "Reporting Realized Gains and Losses on Derivative Instruments that are Subject to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and Not 'Held for Trading Purposes' as Defined in EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities": During 2003, the EITF reached a consensus that determining whether realized gains and losses on physically settled derivative contracts not held for trading purposes should be reported in the income statement on a gross or net basis is a matter of judgment that depends on the relevant facts and circumstances. Adoption of EITF 03-11 in 2003 did not have and is not expected to have a significant impact on the company's financial statements.

FASB Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003": Issued January 12, 2004, FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The company has elected to defer the effects of the Act as provided by FSP 106-1 until authoritative guidance on the accounting for the federal subsidy is issued. Any measure of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or the accompanying notes does not reflect the impact of the Act on the plans. At this time, specific authoritative guidance on the accounting for the federal subsidy provided by the Act is pending and that guidance could require the company to change previously reported information.

FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities an interpretation of Accounting Research Bulletin (ARB) No. 51": FIN 46 requires the primary beneficiary of a variable interest entity's activities to consolidate the entity. Contracts under which SDG&E acquires power from generation facilities otherwise unrelated to SDG&E could result in a requirement for SDG&E to consolidate the entity that owns the facility. SDG&E is in the process of determining whether it has any such situations and, if so, gathering the information that would be needed to perform the consolidation. The effects of this, if any, are not expected to significantly affect the financial position of SDG&E and there would be no effect on results of operations or liquidity.

NOTE 3. COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.

                                   Quarters
                                    ended
                                   March 31,
                               -----------------
(Dollars in millions)            2004    2003
------------------------------------------------
Net income                       $ 51    $ 47

Minimum pension liability
   adjustments                     --      (6)
                               -----------------
Comprehensive income             $ 51    $ 41
------------------------------------------------

NOTE 4. FINANCIAL INSTRUMENTS

As described in Note 8 of the notes to Consolidated Financial Statements in the Annual Report, the company follows the guidance of SFAS 133 as amended by SFAS 138 and 149 (collectively SFAS 133) to account for its derivative instruments and hedging activities. Derivative instruments and related hedges are recognized as either assets or liabilities on the balance sheet, measured at fair value.

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

The company utilizes natural gas and energy derivatives to manage commodity price risk associated with servicing its load requirements. These contracts allow the company to predict with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The company also periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. The use of derivative financial instruments is subject to certain limitations imposed by company policy and regulatory requirements. The company classifies its forward contracts as follows:

Contracts that meet the definition of normal purchase and sales generally are long-term contracts that are settled by physical delivery and, therefore, are eligible for the normal purchases and sales exception of SFAS 133. The contracts are accounted for under accrual accounting and recorded in Revenues or Cost of Sales on the Statements of Consolidated Income when physical delivery occurs. Due to the adoption of SFAS 149, the company has determined that its natural gas contracts entered into after June 30, 2003 generally do not qualify for the normal purchases and sales exception. However, the effect of this is minimal.

Fixed-priced Contracts and Other Derivatives

Fixed-priced Contracts and Other Derivatives on the Consolidated Balance Sheets primarily reflect SDG&E's unrealized gains and losses related to long-term delivery contracts for purchased power and natural gas transportation. SDG&E has established offsetting regulatory assets and liabilities to the extent that these gains and losses are recoverable through future rates. If gains and losses are not recoverable or payable through future rates, the company applies hedge accounting if certain criteria are met. When a contract no longer meets the requirements of SFAS 133, the unrealized gains and losses and the related regulatory asset or liability will be amortized over the remaining contract life.

The changes in Fixed-price Contracts and Other Derivatives on the Consolidated Balance Sheets for the quarter ended March 31, 2004 were primarily due to physical deliveries under long-term purchased-power and natural gas transportation contracts.

The transactions associated with fixed-price contracts and other derivatives had no material impact to the Statements of Consolidated Income for the quarters ended March 31, 2004 and 2003.

NOTE 5. REGULATORY MATTERS

ELECTRIC INDUSTRY REGULATION

The restructuring of California's electric utility industry has significantly affected the company's electric utility operations. In addition, the power crisis of 2000-2001 caused the California Public Utilities Commission (CPUC) to adjust its plan for restructuring the electricity industry. The backgrounds of these issues are described in the Annual Report.

The California Department of Water Resources' (DWR) operating agreement with SDG&E, approved by the CPUC, provides that SDG&E is acting as a limited agent on behalf of the DWR in undertaking energy sales and natural gas procurement functions under the DWR contracts allocated to SDG&E's customers. Legal and financial responsibility associated with these activities continues to reside with the DWR. Therefore, the revenues and costs associated with the contracts are not included in the Statements of Consolidated Income.

SDG&E's 20-year resource plan identifies the near-term need for capacity resources within its service territory to support transmission grid reliability. An updated long-term resource plan will be filed during the summer of 2004 in a CPUC proceeding which will consider utility resource planning, such as energy efficiency, contracted power, demand response, qualifying facilities, renewable generation and distributed generation. However, in order to satisfy SDG&E's recognized near-term need for grid reliability capacity, in May 2003 SDG&E issued a Request for Proposals (RFP) for the years 2005-2007 for 69 megawatts
(MW) in 2005 increasing to 291 MWs in 2007.

As a result of its RFP, in October 2003, SDG&E filed a motion requesting CPUC authorization to enter into five new electric resource contracts (including two under which SDG&E would take ownership of new generating assets, one of which is being developed by Sempra Energy Resources, an affiliate), as more fully described in the Annual Report. Hearings concluded on February 20, 2004. Two draft decisions were issued on April 6, 2004, one by the Administrative Law Judge (ALJ) and an Alternate Draft by the Assigned Commissioner. Both draft decisions would approve all five proposed contracts. The Assigned Commissioner's Alternate Draft would also grant SDG&E's cost recovery, ratemaking and revenue requirement proposals for the proposed resources, including a return on equity (ROE) for SDG&E's new generation investments that is 50-basis points higher than SDG&E's ROE on distribution assets, an equity offset for the debt equivalency of purchase power contracts, and an equity buildup for construction. The CPUC may adopt all or part of the proposed decisions as written, or amend or modify them. Only when the CPUC acts does a decision become binding and final. The CPUC is expected to issue a final decision in the late spring of 2004. Given the CPUC's prior denial of the company's request for approval of additional transmission facilities, the company believes that customer requirements for electricity could not be met without the requested resources or similar additions.

NATURAL GAS INDUSTRY RESTRUCTURING

As discussed in the Annual Report, in December 2001 the CPUC issued a decision related to natural gas industry restructuring (GIR), with implementation anticipated during 2002. On April 1, 2004, after many delays and changes, the CPUC issued a decision that adopts tariffs to implement the 2001 decision. However, by that same decision, the CPUC stayed implementation of the GIR tariffs until it issues a decision in Phase I of the Natural Gas Market Order Instituting Ratemaking (OIR) (see below). At that time, the CPUC will reconcile the GIR market structure with whatever structure results from the Phase I decision of the Gas Market OIR.

NATURAL GAS MARKET OIR

The Natural Gas Market OIR was approved on January 22, 2004, and will be addressed in two concurrent phases. The schedule calls for a Phase I decision by summer 2004 and a Phase II decision by the end of 2004. Further discussion of Phase I and Phase II is included in the Annual Report. The focus of the Gas OIR is 2006 to 2016. Since GIR (see above) would end in August 2006 and there is overlap between GIR and the Gas OIR issues, a number of parties (including SoCalGas) advised the CPUC not to implement GIR.

The California Utilities have made comprehensive filings in the Gas OIR outlining a proposed market structure that will help create access to new natural gas supply sources (such as LNG) for California. In the Phase I filing, SoCalGas and SDG&E proposed a framework to provide firm tradable access rights for intrastate natural gas transportation; provide SoCalGas with continued balancing account protection for intrastate transmission and distribution revenues, thereby eliminating throughput risk; and integrate the transmission systems of SoCalGas and SDG&E so as to have common rates and rules. The California Utilities have proposed that the investments necessary to access new sources of supply be included in rate base. The estimated costs of these system enhancements to access as much as 2 billion cubic feet per day of new supplies are $200 million.

In addition, the California Utilities have filed a recommended methodology and framework to be used by the CPUC for granting pre-approval of new interstate transportation agreements. They expect to receive a CPUC decision approving a methodology during the third quarter of 2004.

COST OF SERVICE FILINGS

In 2002, the California Utilities filed Cost of Service applications with the CPUC, seeking rate increases reflecting forecasts of 2004 capital and operating costs, as further discussed in the Annual Report. SDG&E is requesting revenue increases of $76 million. On December 19, 2003, settlements were filed with the CPUC for SDG&E that, if approved, would resolve most of the cost of service issues. A CPUC decision is likely in the second quarter of 2004. The SDG&E settlement would reduce its electric rate revenues by $19.6 million from 2003 rate revenues and increase its natural gas rate revenues by $1.8 million from 2003 rate revenues. A CPUC order has provided that the new rates will be retroactive to January 1, 2004. Beginning in the first quarter of 2004, SDG&E is recognizing revenues consistent with the proposed settlements.

SDG&E is also awaiting the CPUC decision on the Cost of Service application of Southern California Edison (Edison). This decision will set rates for San Onofre Nuclear Generating Station (SONGS), 20 percent of which is owned by SDG&E. As discussed in the Annual Report, SDG&E's SONGS ratebase restarted at $0 on January 1, 2004 and, therefore, SDG&E's earnings from SONGS will generally be limited to a return on new capital additions. Edison has applied for permission to replace SONGS' steam generator, which would increase the total cost of SONGS by an estimated $800 million ($160 million for SDG&E). SDG&E has raised objections at the CPUC and at the San Diego Superior Court, intended to compel Edison to declare an operating impairment as the basis for the expenditure. Under the terms of the ownership agreement, determination that an operating impairment exists will allow SDG&E to not participate in the project, which would proceed without SDG&E, and SDG&E's ownership percentage in SONGS would be reduced. A pre-hearing conference is scheduled for May 18, 2004.

SDG&E has also filed for continuation through 2004 of existing performance-based regulation (PBR) mechanisms for service quality and safety that would otherwise expire at the end of 2003. In January 2004, the CPUC issued a decision that extended 2003 service and safety targets through 2004, but deferred action on applying any rewards or penalties for performance relative to these targets to a decision to be issued later in 2004 in a second phase of these applications. On April 2, 2004, the CPUC's Office of Ratepayers Advocates (ORA) filed its report recommending that a Consumer Price Index with no productivity factor or customer growth factor be used to change the California Utilities' base margin, as opposed to the proposed Margin per Customer proposal of the California Utilities, and that the pending decision be in effect for five years. The ORA also proposed the possibility of performance penalties, without the possibility of performance awards. Hearings are scheduled for June 2004 with a final decision expected by November 2004.

PERFORMANCE-BASED REGULATION

To promote efficient operations and improved productivity and to move away from reasonableness reviews and disallowances, the CPUC adopted PBR for SDG&E effective in 1994. As further described in the Annual Report, under PBR, regulators require future income potential to be tied to achieving or exceeding specific performance and productivity goals, rather than relying solely on expanding utility plant to increase earnings. PBR and demand-side management (DSM) rewards are not included in the company's earnings before CPUC approval is received. The cumulative amount of rewards subject to refund based on the outcome of the Border Price Investigation described below is $6.7 million at March 31, 2004.

At March 31, 2004, the following performance incentives were pending CPUC approval and, therefore, were not included in the company's earnings (dollars in millions):

                       Program
                       -----------------------------------
                       DSM/Energy Efficiency*       $ 35.6
                       2003 Distribution PBR           8.2
                       Natural gas PBR Year 10**       1.9
                       -----------------------------------
                       Total                        $ 45.7
                       -----------------------------------
* Dollar amounts shown do not include interest, franchise fees or uncollectible amounts.

**On March 15, 2004, the ORA recommended a modified reward of $1.5 million.

COST OF CAPITAL

Effective January 1, 2003, SDG&E's authorized rate of return on equity
(ROE) is 10.9 percent and its return on ratebase is 8.77 percent, for SDG&E's electric distribution and natural gas businesses. The electric-transmission cost of capital is determined under a separate FERC proceeding discussed below. As discussed in the Annual Report, these rates will continue to be effective until market interest-rate changes are large enough to trigger an automatic adjustment or until the CPUC orders a periodic review. The double-A utility bond yield must average less than 6.24 percent or greater than 8.24 percent during the April-September timeframe of any given year to trigger an automatic adjustment. The double-A utility bond yield averaged 6.30 percent during the first three weeks of April 2004.

BIENNIAL COST ALLOCATION PROCEEDING

The BCAP determines the allocation of authorized costs between customer classes for natural gas transportation service provided by the company and adjusts rates to reflect variances in customer demand as compared to the forecasts previously used in establishing transportation rates. SDG&E filed with the CPUC its 2005 BCAP application in September 2003, requesting updated transportation rates effective January 1, 2005. In November 2003, an Assigned Commissioner Ruling delayed the BCAP applications until a decision is issued in the GIR implementation proceeding. As a result of the April 1, 2004 decision on GIR implementation as described in "Natural Gas Industry Restructuring," the ALJ in the 2005 BCAP issued a ruling suspending the BCAP schedule pending CPUC dismissal of the applications. It is not known at this time when the California Utilities would be required to file new BCAP applications.

BORDER PRICE INVESTIGATION

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California-Arizona border between March 2000 and May 2001. If the investigation determines that the conduct of any party to the investigation, including the California Utilities, contributed to the natural gas price spikes, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. Hearings are scheduled to begin on June 14, 2004. At a later date, the CPUC will hold a second round of hearings to consider whether Sempra Energy or any of its non-utility subsidiaries contributed to the price spikes. Decisions are expected by late 2004. The company believes that the CPUC will find that the California Utilities acted in the best interests of its core customers and that none of the Sempra Energy companies was responsible for the price spikes.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies. In September 2003, the CPUC suspended the procedural schedule until it completes an independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. The audit, covering years 1997 through 2003, is expected to be completed by March 2005. The scope of the audit will be broader than the annual affiliate audit. In accordance with existing CPUC requirements, the California Utilities' transactions with other Sempra Energy affiliates have been audited by an independent auditing firm each year, with results reported to the CPUC, and there have been no material adverse findings in those audits.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

The CPUC has initiated an investigation into the relationship between California's investor-owned utilities (IOUs) and their parent holding companies. The CPUC broadly determined that it would require the holding company to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent they are not adequately funded through retail rates. This would be in addition to the requirement of holding companies to cover their utility subsidiaries' capital requirements, as the IOUs previously acknowledged in connection with the holding companies' formations. In January 2002 the CPUC ruled on jurisdictional issues, deciding that the CPUC had jurisdiction to create the holding company system and, therefore, retains jurisdiction to enforce conditions to which the holding companies had agreed. The company's request for rehearing on the issues was denied by the CPUC and the company subsequently filed appeals in the California Court of Appeal. Oral argument was held on March 5, 2004 before the First District Court of Appeal and a written opinion from the Court is expected by June 2004.

RECOVERY OF CERTAIN DISALLOWED TRANSMISSION COSTS

In August 2002 the Federal Energy Regulatory Commission (FERC) issued Opinion No. 458, which effectively disallowed SDG&E's recovery of the differentials between certain payments to SDG&E by its co-owners of the Southwest Powerlink (SWPL) under the Participation Agreements and charges assessed to SDG&E under the California Independent System Operator (ISO) FERC tariff for transmission line losses and grid management charges related to energy schedules of Arizona Public Service Co. (APS) and the Imperial Irrigation District (IID), its SWPL co-owners. As a result, SDG&E is incurring unreimbursed costs of $4 million to $8 million per year. On November 17, 2003, SDG&E petitioned the United States Court of Appeals for review of this FERC order and argued that the disallowed costs should be allowed for recovery through the Transmission Revenue Balancing Account Adjustment. On February 12, 2004, on the FERC's motion, the court remanded the case back to the FERC for further consideration, "based on the FERC's representation that it intends to act expeditiously on remand." The FERC has not yet issued further orders in this matter.

On July 6, 2001, in a separate matter related to ISO charges giving rise to most of the cost differentials described above, SDG&E filed an arbitration claim against the ISO, claiming the ISO should not charge SDG&E for the transmission losses attributable to energy schedules on the APS and the IID shares of the SWPL. On October 23, 2003, the independent arbitrator found in SDG&E's favor, awarding to SDG&E all amounts claimed, which totaled $22 million, including interest, as of the time of the award. The ISO appealed this result to the FERC and a FERC decision is expected in 2004. SDG&E has also commenced a private arbitration to reform the Participation Agreements to remove prospectively SDG&E's obligation to provide services giving rise to unreimbursed ISO tariff charges. On April 6, 2004, the ISO filed its reply brief to SDG&E's brief and the matter was submitted to the FERC. In addition, APS, IID and Edison filed briefs in support of SDG&E's arbitration award.

In addition, on January 23, 2004, the FERC denied rehearing of its Opinion No. 463, which upheld the ISO's grid management charges billed to SDG&E for the APS and IID SWPL energy schedules. This rehearing order did require the ISO to refund amounts of such charges covered by SDG&E self-supply of imbalance energy. Pursuant to this order, the ISO issued its refund report on February 23, 2004, calculating the refunds due SDG&E at $320,000. On March 15, 2004, SDG&E protested the ISO's refund report, claiming refunds of $3.3 million, before interest. A FERC decision on the refunds is expected later in 2004. In addition, on March 22, 2004, SDG&E petitioned the United States Court of Appeals for review of these FERC orders and will argue that the ISO lacks authority under its tariff to assess grid management charges on the subject SWPL schedules. The court has not yet scheduled briefing or argument in this matter.

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

In December 2002, a FERC ALJ issued preliminary findings indicating that the California PX and ISO owe power suppliers $1.2 billion (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). On March 26, 2003, the FERC largely adopted the ALJ's findings, but expanded the basis for refunds by adopting a staff recommendation from a separate investigation to change the natural gas proxy component of the mitigated market clearing price that is used to calculate refunds. The March 26 order estimates that the replacement formula for estimating natural gas prices will increase the refund obligations from $1.8 billion to more than $3 billion. The FERC recently released additional instructions, and ordered the ISO and PX to recalculate the precise number through their settlement models. California is seeking $8.9 billion in refunds from its electricity suppliers and has appealed the FERC's preliminary findings and requested rehearing of the March 26 order. In March 2004, the Attorney General of California requested the Ninth Circuit Court of Appeals to compel the FERC to comply with the Court's earlier orders, contending that the FERC had violated an August 2002 court order that should have resulted in larger refunds to California and that the FERC had failed to properly weigh evidence of market manipulation by power companies when deciding the refunds due California ratepayers.

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

On June 25, 2003, the FERC also determined that it was appropriate to initiate an investigation into possible physical and economic withholding in the California ISO and PX markets. For the purpose of investigating economic withholding, the FERC used an initial screen of all bids exceeding $250 per megawatt between May 1, 2000 and October 2, 2001. SDG&E has received data requests from the FERC staff and has provided responses. The FERC staff will prepare a report to the FERC, which will be the basis to decide whether additional proceedings are warranted. SDG&E believes that its bids and bidding procedures were consistent with ISO and PX tariffs and protocols and applicable FERC price caps. On August 1, 2003, the FERC staff issued an initial report that determined there was no need to further investigate particular entities for physical withholding of generation.

NOTE 6. CONTINGENCIES

NUCLEAR INSURANCE

SDG&E and the other owners of SONGS have insurance to respond to nuclear liability claims related to SONGS. The insurance policy provides $300 million in coverage, which is the maximum amount available. In addition to this primary financial protection, the Price-Anderson Act provides for up to $10.5 billion of secondary financial protection if the liability loss exceeds the insurance limit. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss which exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed under the Price-Anderson Act to provide the secondary financial protection. SDG&E and the other co-owners of SONGS could be assessed up to $201 million under the Price-Anderson Act. SDG&E's share would be $40 million unless a default was to occur by any other SONGS owner. In the event the secondary financial protection limit were insufficient to cover the liability loss, the Price-Anderson Act provides for Congress to enact further revenue-raising measures to pay claims. These measures could include an additional assessment on all licensed reactor operators.

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance. The coverage also provides the SONGS owners up to $490 million for outage expenses/replacement power incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks, and $2.8 million per week for up to 110 additional weeks. There is a deductible waiting period of 12 weeks prior to receiving indemnity payments. The insurance is provided through a mutual insurance company owned by utilities with nuclear facilities. Under the policy's risk sharing arrangements, insured members are subject to retrospective premium assessments if losses at any covered facility exceed the insurance company's surplus and reinsurance funds. Should there be a retrospective premium call, SDG&E could be assessed up to $8.5 million.

Both the nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts, as defined by the Terrorism Risk Insurance Act, of terrorism-related SONGS losses, including replacement power costs. An industry aggregate limit of $300 million exists for liability claims, regardless of the number of non-certified acts affecting SONGS or any other nuclear energy liability policy or the number of policies in place. An industry aggregate limit of $3.24 billion exists for property claims, including replacement power costs, for non-certified acts of terrorism affecting SONGS or any other nuclear energy facility property policy within twelve months from the date of the first act. These limits are the maximum amount to be paid to members who sustain losses or damages from these non-certified terrorist acts.

LITIGATION

Except for the matters referred to below, neither the company nor its subsidiary are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Management believes that none of these matters will have further material adverse effect on the company's financial condition or results of operations.

Antitrust Litigation

Class-action and individual lawsuits filed in 2000 and currently consolidated in San Diego Superior Court seek damages, alleging that Sempra Energy, SoCalGas and SDG&E, along with El Paso Energy Corp. (El
Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In March 2003, plaintiffs in these cases and the applicable El Paso entities (whose cases involved additional issues not applicable to Sempra Energy, SoCalGas or SDG&E) announced that they had reached a $1.5 billion settlement, of which $125 million is allocated to customers of the California Utilities. The Court approved that settlement in December 2003. The proceeding against Sempra Energy and the California Utilities has not been settled, is currently in discovery and continues to be litigated.

Natural Gas Cases: Similar lawsuits have been filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. In October 2003, the Nevada state court denied defendants' motion to dismiss the complaint. On April 12, 2004, the Sempra Energy defendants filed a motion for reconsideration. In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and other Sempra Energy subsidiaries, seeking damages resulting from an alleged conspiracy to drive up or control natural gas prices, eliminate competition and increase market volatility, breach of contract and wire fraud. On January 27, 2004, the U.S. District Court dismissed the Sierra Pacific Resources case against all of the defendants, determining that this is a matter for the FERC. Plaintiffs have asked the court to reconsider its decision.

Electricity Cases: Various lawsuits, which seek class-action certification, allege that Sempra Energy and certain subsidiaries, including SDG&E, unlawfully manipulated the electric-energy market. In January 2003, the applicable federal court granted a motion to dismiss a similar lawsuit on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. That ruling has been appealed in the Ninth Circuit Court of Appeals. Oral argument has not yet been scheduled by the Court. SDG&E and two other subsidiaries of Sempra Energy, along with all other sellers in the western power market, have been named defendants in a complaint filed at the FERC by the California Attorney General's office seeking refunds for electricity purchases based on alleged violations of FERC tariffs. The FERC has dismissed the complaint. The California Attorney General has filed an appeal in the Ninth Circuit of Appeals. The matter was argued before the Ninth Circuit Court in October 2003. No decision has yet been rendered.

Other

On August 21, 2003, the CPUC denied a rehearing requested by opponents of its December 2002 decision that had approved a settlement with SDG&E allocating between SDG&E customers and shareholders the profits from intermediate-term purchase power contracts that SDG&E had entered into during the early stages of California's electric utility industry restructuring. As previously reported, the settlement provided $199 million of these profits to customers, by reductions to balancing account undercollections in prior years. The settlement provided the remaining $173 million of profits to SDG&E shareholders, of which $57 million had been recognized for financial reporting purposes in prior years. As a result of the decision, SDG&E recognized additional after-tax income of $65 million in the third quarter of 2003. The Utility Consumers' Action Network, a consumer-advocacy group which had requested the CPUC rehearing, appealed the decision to the California Court of Appeals and the court agreed to hear the case. Oral argument has not yet been scheduled by the Court. The company expects that the Court of Appeals will affirm the CPUC's decision.


ITEM 2.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of
Operations" contained in the Annual Report.

RESULTS OF OPERATIONS

Electric revenues decreased to $385 million in 2004 from $397 million in 2003, and the cost of electric fuel and purchased power decreased to $127 million in 2004 from $163 million in 2003. These changes were mainly due to decreases in electric commodity costs partially offset by higher volumes. Under the current regulatory framework, changes in commodity costs normally do not affect net income. During 2004 and 2003, revenues and costs associated with long-term contracts allocated to SDG&E from the DWR were not included in the income statement, since the DWR retains legal and financial responsibility for these contracts.

Natural gas revenues increased $195 million in 2004 from $165 million in 2003, and the cost of natural gas distributed increased to $109 million in 2004 from $85 million in 2003. These changes were primarily attributable to natural gas cost increases, which are passed on to customers.

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

The tables below summarize the electric and natural gas volumes and revenues by customer class for the quarters ended March 31, 2004 and 2003.



Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)
                                      2004                2003
                              -----------------------------------------
                                Volumes  Revenue    Volumes  Revenue
                              -----------------------------------------
  Residential                     1,813    $ 183      1,672    $ 184
  Commercial                      1,512      138      1,454      150
  Industrial                        467       30        437       35
  Direct access                     729       21        806       18
  Street and highway lighting        23        3         23        2
  Off-system sales                   --        -         23        1
                              -----------------------------------------
                                  4,544      375      4,415      390
  Balancing accounts and other                10                   7
                              -----------------------------------------
  Total                                    $ 385               $ 397
                              -----------------------------------------

Although commodity-related revenues from the DWR's allocated contracts are not included in revenue, the associated volumes and distribution revenue are included herein.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)
                                                   Transportation
                                Gas Sales            & Exchange             Total
                      -------------------------------------------------------------------
                            Volumes   Revenue    Volumes   Revenue    Volumes   Revenue
                      -------------------------------------------------------------------
2004:
 Residential                     13     $ 128         --      $ --         13     $ 128
 Commercial and industrial        5        43          1         1          6        44
 Electric generation plants      --        --         15         7         15         7
                            -------------------------------------------------------------
                                 18     $ 171         16      $  8         34       179
 Balancing accounts and other                                                        16
                                                                                ---------
   Total                                                                          $ 195
-----------------------------------------------------------------------------------------
2003:
 Residential                     11     $ 100         --      $ --         11     $ 100
 Commercial and industrial        6        37          1         1          7        38
 Electric generation plants      --        --         17         7         17         7
                            -------------------------------------------------------------
                                 17     $ 137         18      $  8         35       145
 Balancing accounts and other                                                        20
                                                                                ---------
   Total                                                                          $ 165
-----------------------------------------------------------------------------------------



Other operating expenses increased to $140 million in 2004 from $126 million in 2003 due to higher labor and employee benefit costs and nuclear refueling costs at SONGS.

Net income for SDG&E increased to $51 million in 2004 compared to $47 million in 2003, primarily due to higher transmission and distribution revenue offset partially by higher operating costs and the absence of the 2003 Incremental Cost Incentive Pricing for SONGS and performance-based regulation gains.

CAPITAL RESOURCES AND LIQUIDITY

The company's operations are the major source of liquidity. In addition, working capital requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At March 31, 2004, the company had $71 million in cash and $300 million in available unused, committed lines of credit.

Management believes that cash flows from operations and debt issuances will be adequate to finance capital expenditure requirements and other commitments. Management continues to regularly monitor the company's ability to finance the needs of its operating, financing and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities totaled $141 million and $106 million for the quarters ended March 31, 2004 and 2003, respectively. The increase was mainly due to lower accounts receivable in 2004 and higher tax payments in 2003, partially offset by lower accounts payable in 2004.

For the quarter ended March 31, 2004, the company made no pension plan contributions for the 2004 plan year.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) provided by investing activities totaled $(71) million and $46 million for the quarters ended March 31, 2004 and 2003, respectively. The change was primarily due to the repayment of $138 million of an intercompany loan by Sempra Energy in 2003.

Significant capital expenditures in 2004 are expected to be for additions to the company's natural gas and electric distribution systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

In connection with the importation of additional sources of natural gas into Southern California, for which the California Utilities have made filings with the CPUC, the California Utilities could incur capital expenditures estimated at $200 million in order to connect with new delivery locations. The expenditures would be included in utility rate bases.

In addition to its normal capital expenditures related to its distribution and transmission systems and its share of the additional $200 million referred to above, SDG&E expects to be making significant capital expenditures for the proposed generation resources referred to in Note 5 of the notes to Consolidated Financial Statements.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities totaled $147 million and $70 million for the quarters ended March 31, 2004 and 2003, respectively. The change was due to higher dividends paid to Sempra Energy in 2004.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These matters, including the pending cost of service filings and the CPUC's investigation of compliance with affiliate rules are discussed in the Annual Report and in Note 5 of the notes to Consolidated Financial Statements herein.

CRITICAL ACCOUNTING POLICIES AND KEY NON-CASH PERFORMANCE INDICATORS

There have been no significant changes to the accounting policies viewed by management as critical or key non-cash performance indicators for the company's subsidiaries, as set forth in the Annual Report.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had a significant effect on the company are SFAS Nos. 143, 149 and 150, as discussed in Note 2 of the notes to Consolidated Financial
Statements. Pronouncements that have or are likely to have a material effect on future earnings are described below.

SFAS 143, "Accounting for Asset Retirement Obligations": SFAS 143 requires entities to record the fair value of liabilities for legal obligations related to asset retirements in the period in which they are incurred. It also requires the company to reclassify amounts recovered in rates for future removal costs not covered by a legal obligation from accumulated depreciation to a regulatory liability. Further discussion is provided in Note 2 of the notes to Consolidated Financial Statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of March 31, 2004, the total Value at Risk of SDG&E's positions was not material.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company as of March 31, 2004 has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that the controls and procedures are effective.

There have been no significant changes in the internal controls over financial reporting or in other factors that could significantly affect the internal controls subsequent to the date the company completed its evaluation.

ITEM 5. OTHER INFORMATION

Effective May 1, 2004, Debra L. Reed, President of SoCalGas and SDG&E, also will become their Chief Operating Officer. Simultaneously, Steven
D. Davis, who remains Senior Vice President, External Relations, will succeed her as Chief Financial Officer.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

SDG&E has been advised by the County of San Diego that the county is considering initiating legal proceedings against SDG&E relating to alleged environmental law violations by SDG&E and its contractors in connection with the abatement of asbestos-containing materials during the demolition of a natural gas storage facility that was completed in 2001. SDG&E disputes the county's allegations and believes that the abatement of these materials was properly managed. The county has indicated a willingness to settle this matter for less than $1 million.

Except as described above and in Notes 5 and 6 of the notes to Consolidated Financial Statements, neither the company nor its subsidiary is party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

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

      31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      Exhibit 32 -- Section 906 Certifications

      32.1 Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.2 Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

(b)  Reports on Form 8-K

The following report on Form 8-K was filed after December 31, 2003:

Current Report on Form 8-K filed February 24, 2004, filing as an exhibit Sempra Energy's press release of February 24, 2004, giving the financial results for the quarter ended December 31, 2003.

Current Report on Form 8-K filed April 29, 2004, filing as an exhibit Sempra Energy's press release of April 29, 2004, giving the financial results for the quarter ended March 31, 2004.






                             SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                               (Registrant)


Date: April 29, 2004              By:    /s/  D.L. Reed
                                      -----------------------------
                                              D.L. Reed
                                              President and
                                              Chief Financial Officer