Form 10-Q
period 2005-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 2005-05-04
CIK 86521

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2005
                              -------------------------------------

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, and the Federal Energy Regulatory Commission and other regulatory bodies in the United States; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the outcome of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
                                                      Three months ended
                                                           March 31,
                                                      ------------------
                                                        2005       2004
                                                      -------    -------
Operating revenues
  Electric                                             $   398   $   385
  Natural gas                                              223       195
                                                       -------   -------
    Total operating revenues                               621       580
                                                       -------   -------
Operating expenses
  Cost of electric fuel and purchased power                145       127
  Cost of natural gas                                      139       109
  Other operating expenses                                 145       140
  Depreciation and amortization                             65        68
  Income taxes                                              27        45
  Franchise fees and other taxes                            32        29
                                                       -------   -------
    Total operating expenses                               553       518
                                                       -------   -------
Operating income                                            68        62
                                                       -------   -------
Other income and (deductions)
  Interest income                                            5         5
  Regulatory interest, net                                  (2)       (1)
  Allowance for equity funds used
    during construction                                      2         2
  Income taxes on non-operating income                      --        (1)
  Other, net                                                 3         1
                                                       -------   -------
    Total                                                    8         6
                                                       -------   -------
Interest charges
  Long-term debt                                            14        16
  Other                                                      3         2
  Allowance for borrowed funds
    used during construction                                (1)       (1)
                                                       -------   -------
    Total                                                   16        17
                                                       -------   -------
Net income                                                  60        51
Preferred dividend requirements                              1         1
                                                       -------   -------
Earnings applicable to common shares                   $    59   $    50
                                                       =======   =======
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                           March 31,       December 31,
                                                             2005              2004
                                                         ------------      ------------
ASSETS
Utility plant, at original cost                             $ 6,473           $ 6,345
Accumulated depreciation and amortization                    (1,841)           (1,821)
                                                            -------           -------
    Utility plant, net                                        4,632             4,524
                                                            -------           -------
Nuclear decommissioning trusts                                  613               612
                                                            -------           -------
Current assets:
  Cash and cash equivalents                                       8                 9
  Accounts receivable - trade                                   175               185
  Accounts receivable - other                                    27                30
  Interest receivable                                            10                55
  Due from unconsolidated affiliates                             --                30
  Regulatory assets arising from fixed-price contracts
    and other derivatives                                        53                55
  Other regulatory assets                                        77                77
  Inventories                                                    46                88
  Other                                                          24                31
                                                            -------           -------
    Total current assets                                        420               560
                                                            -------           -------
Other assets:
  Deferred taxes recoverable in rates                           279               278
  Regulatory assets arising from fixed-price contracts
    and other derivatives                                       438               448
  Other regulatory assets                                       322               341
  Sundry                                                         77                71
                                                            -------           -------
    Total other assets                                        1,116             1,138
                                                            -------           -------
Total assets                                                $ 6,781           $ 6,834
                                                            =======           =======

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

                                                             March 31,      December 31,
                                                               2005             2004
                                                           ------------     ------------
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock (255 million shares authorized;
    117 million shares outstanding)                           $   938          $   938
  Retained earnings                                               356              372
  Accumulated other comprehensive income (loss)                   (12)             (13)
                                                              -------          -------
    Total common equity                                         1,282            1,297
  Preferred stock not subject to mandatory redemption              79               79
                                                              -------          -------
    Total shareholders' equity                                  1,361            1,376
  Long-term debt                                                1,005            1,022
                                                              -------          -------
    Total capitalization                                        2,366            2,398
                                                              -------          -------
Current liabilities:
  Short-term debt                                                  67               --
  Accounts payable                                                142              200
  Interest payable                                                 10                9
  Due to unconsolidated affiliates                                 12               15
  Income taxes payable                                            159              225
  Deferred income taxes                                            14               15
  Regulatory balancing accounts, net                              339              331
  Fixed-price contracts and other derivatives                      53               55
  Current portion of long-term debt                                66               66
  Other                                                           279              292
                                                              -------          -------
    Total current liabilities                                   1,141            1,208
                                                              -------          -------
Deferred credits and other liabilities:
  Due to unconsolidated affiliate                                 317              267
  Customer advances for construction                               41               45
  Deferred income taxes                                           526              522
  Deferred investment tax credits                                  36               37
  Regulatory liabilities arising from cost
    of removal obligations                                        926              913
  Regulatory liabilities arising from asset
    retirement obligations                                        330              333
  Fixed-price contracts and other derivatives                     438              448
  Asset retirement obligations                                    322              318
  Mandatorily redeemable preferred securities                      18               19
  Deferred credits and other                                      320              326
                                                              -------          -------
    Total deferred credits and other liabilities                3,274            3,228
                                                              -------          -------
Commitments and contingencies (Note 6)

Total liabilities and shareholders' equity                    $ 6,781          $ 6,834
                                                              =======          =======
See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            2005       2004
                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                $  60      $  51
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                              65         68
    Deferred income taxes and investment tax credits           (2)         6
     Non-cash rate reduction bond expense                       18         19
     Other, net                                                 (4)        --
  Net change in other working capital components               (9)         8
  Changes in other assets                                      --          5
  Changes in other liabilities                                 (5)       (16)
                                                            -----      -----
    Net cash provided by operating activities                 123        141
                                                            -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Expenditures for property, plant and equipment              (94)       (69)
  Other, net                                                   (1)        (2)
                                                            -----      -----
    Net cash used in investing activities                     (95)       (71)
                                                            -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Common dividends paid                                       (75)      (126)
  Preferred dividends paid                                     (1)        (1)
  Payments on long-term debt                                  (17)       (17)
  Increase in short-term debt                                  67         --
  Redemptions of preferred stock                               (3)        (3)
                                                            -----      -----
    Net cash used in financing activities                     (29)      (147)
                                                            -----      -----
Decrease in cash and cash equivalents                          (1)       (77)
Cash and cash equivalents, January 1                            9        148
                                                            -----      -----
Cash and cash equivalents, March 31                         $   8      $  71
                                                            =====      =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest payments, net of amounts capitalized             $  14      $  15
                                                            =====      =====
  Income tax payments (refunds), net                        $  42      $  (2)
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

Sempra Energy also indirectly owns all of the common stock of Southern California Gas Company (SoCalGas). SDG&E and SoCalGas are collectively referred to herein as the California Utilities.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the Annual Report).

The company's significant accounting policies are described in Note 1 of the notes to Consolidated Financial Statements in the Annual Report. The same accounting policies are followed for interim reporting purposes.

SDG&E accounts for the economic effects of regulation on utility operations in accordance with Statement of Financial Accounting
Standards (SFAS) 71, Accounting for the Effects of Certain Types of
Regulation.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following table provides the components of benefit costs for the quarters ended March 31:

                                                                Other
                                    Pension Benefits    Postretirement Benefits
                                   --------------------------------------------
(Dollars in millions)               2005       2004         2005       2004
-------------------------------------------------------------------------------
Service cost                        $  3       $  3         $  1       $  1
Interest cost                         11         10            1          1
Expected return on assets            (11)       (10)          --         (1)
Amortization of prior service cost     1          1           --         --
Regulatory adjustment                 (3)        --           --          1
                                   --------------------------------------------
Total net periodic benefit cost     $  1       $  4         $  2       $  2
-------------------------------------------------------------------------------

Note 6 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's expected contribution to its pension and other postretirement benefit plans in 2005. For the quarter ended March 31, 2005, the company made pension and other postretirement benefit plan contributions of $1 million each.

Changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, for the quarters ended March 31, 2005 and 2004 are as follows (dollars in millions):

                                                  2005       2004
------------------------------------------------------------------
Balance as of January 1                          $ 339*     $ 326*
Accretion expense                                    6          6
Payments                                            (2)        (3)
                                                 ------     ------
Balance as of March 31                           $ 343*     $ 329*
------------------------------------------------------------------

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

At March 31, 2005 and December 31, 2004, the estimated removal costs recorded as a regulatory liability were $926 million and $913 million, respectively.

NOTE 2. NEW ACCOUNTING STANDARDS

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised), a revision of SFAS 123, Accounting for Stock-Based Compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services received. This statement requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and gives companies three alternative transition methods. Sempra Energy has not determined the transition method it will use. The effective date of this statement is January 1, 2006 for Sempra Energy.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46): Contracts under which SDG&E acquires power from generation facilities otherwise unrelated to SDG&E could result in a requirement for SDG&E to consolidate the entity that owns the facility. As permitted by the interpretation, SDG&E is continuing the process of determining whether it has any such situations and, if so, gathering the information that would be needed to perform the consolidation. The effects of this, if any, are not expected to significantly affect the financial position of SDG&E and there would be no effect on results of operations or liquidity.

FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143": Issued in March 2005, FIN 47 clarifies that the term conditional asset-retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report. The company has not determined the effect of FIN 47 on its financial position or results of operations.

NOTE 3. COMPREHENSIVE INCOME

The following is a reconciliation of net income to comprehensive income.
                                                    Quarters
                                                      ended
                                                    March 31,
                                                 --------------
(Dollars in millions)                              2005    2004
---------------------------------------------------------------

Net income                                         $ 60    $ 51

Financial instruments, net of income tax
 of $1 (Note 4)                                       1      --
                                                  --------------
Comprehensive income                               $ 61    $ 51
----------------------------------------------------------------

NOTE 4. FINANCIAL INSTRUMENTS

Accounting for Derivative Instruments and Hedging Activities

In accordance with SFAS 133 and related amendments SFAS 138 and 149 (collectively SFAS 133), derivative instruments and related hedges are recognized as assets or liabilities on the balance sheet (measured at fair value) and changes in their fair values are recognized in earnings unless the derivative qualifies as an accounting hedge.

SFAS 133 provides for hedge accounting treatment when certain criteria are met. For derivative instruments designated as fair value hedges, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the item to which the risk being hedged is related; therefore, there is no effect on net income.

For derivative instruments designated as cash flow hedges, the effective portion of the derivative gain or loss is included in other comprehensive income, but not in net income until the corresponding hedged transaction is similarly reflected. Any ineffective portion is reported in earnings immediately. For the quarter ended March 31, 2005, pre-tax income arising from the ineffective portion of interest-rate swaps included $4 million recorded in Other Income and Deductions on the Statements of Consolidated Income. There was no effect on net income for the quarter ended March 31, 2004.

The effect of cash flow hedges on other comprehensive income (loss) for the quarter ended March 31, 2005 was $1 million, and for the quarter ended March 31, 2004 there was no effect on other comprehensive income.

The balance in Accumulated Other Comprehensive Income (Loss) at March 31, 2005 related to cash flow hedges was $1 million.

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

The company classifies its forward contracts as follows:

Contracts that meet the definition of normal purchases and sales, i.e., those that rarely settle by means other than physical delivery of the commodities involved in the transaction, are eligible for the normal purchases and sales exception of SFAS 133, whereby they are accounted for under accrual accounting and recorded in Revenues or Cost of Sales on the Statements of Consolidated Income at the time of delivery.

Electric and Natural Gas Purchases and Sales:

The unrealized gains and losses related to forward contracts are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses will be recoverable or payable in future rates. If gains and losses are not recoverable or payable through future rates, the company applies hedge accounting if certain criteria are met. When a contract no longer meets the hedging requirements of SFAS 133, the unrealized gains and losses and the related regulatory asset or liability will be amortized over the remaining contract life.

The transactions associated with fixed-price contracts and other derivatives had no material impact on the Statements of Consolidated Income for the quarters ended March 31, 2005 and 2004.

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

Interest-Rate Risk Management

As described in Note 3 of the notes to Consolidated Financial
Statements in the Annual Report, the company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower the overall cost of borrowing.

Energy Contracts

SDG&E records transactions for natural gas and electric energy contracts in Cost of Natural Gas and Cost of Electric Fuel and Purchased Power, respectively, in the Statements of Consolidated Income. For open contracts not expected to result in physical delivery, changes in the market value of the contracts are recorded in these accounts during the period the contracts are open, with an offsetting entry to a regulatory asset or liability. The majority of the company's contracts result in physical delivery.

NOTE 5. REGULATORY MATTERS

COST OF SERVICE FILINGS

There has been no resolution of SDG&E's Petition for Modification or Application for Rehearing filed in December 2004 and January 2005, respectively, to increase revenues for each of 2004 and 2005 by $10 million to correct what SDG&E believes was a computational error by the California Public Utilities Commission (CPUC) concerning SDG&E's nuclear electric rate revenues.

In July 2004, the California Utilities filed with the CPUC a proposed settlement of Phase II of their cost of service proceedings, addressing attrition allowances and performance-based incentive mechanisms. On March 17, 2005, the CPUC approved the settlement and adopted related performance measures and incentives.

The CPUC's decision establishes an indexing methodology for post-test-year ratemaking which includes inflation adjustments and earnings-sharing mechanisms. The decision is retroactive to January 1, 2005 and is applicable to years 2005-2007. It eliminates earnings sharing that would otherwise have been applicable for 2004 and incentive awards for 2004.

For the years 2005-2007, the California Utilities' authorized base-rate revenues will be annually increased by the increase in the Consumer Price Index, subject to minimum and maximum percentage increases that vary with the particular utility and increase yearly. The annual minimum percentage increases range from 3.2% to 3.8% and the annual maximum percentage increases range from 4.2% to 4.8%. For these years, any utility base-rate earnings that exceed the CPUC-authorized rate of return on ratebase plus 0.5 percentage point will be shared with customers, in proportions that vary with the amount of the excess, beginning with customers' receiving 75% of the excess, declining to 25% as the excess increases. The decision authorizes either utility to file for a suspension of the indexing and sharing mechanisms if its base-rate earnings for any year are at least 1.75 percentage points below its authorized rate of return and authorizes others to file for a suspension if either utility's base-rate earnings for any year are at least 1.75 percentage points above its authorized rate of return. The mechanisms will be automatically suspended for either utility if its base-rate earnings for either 2005 or 2006 are at least 3 percentage points above or below its authorized rate of return.

The decision also establishes formula-based performance measures for customer service, safety and reliability. These provide symmetrical annual reward and penalty potentials aggregating approximately $14 million.

With the end of the Incremental Cost Incentive Mechanism in 2003, SDG&E's San Onofre Nuclear Generating Station (SONGS) ratebase restarted at $0 on January 1, 2004 and, therefore, SDG&E's earnings from SONGS are now generally limited to a return on new capital additions.

Southern California Edison (Edison), the operator of SONGS, has applied for CPUC approval to replace SONGS' steam generators, which Edison stated would require an estimated capital expenditure of $782 million. Hearings before the CPUC on Edison's application were completed on February 11, 2005 and a final decision addressing the cost effectiveness of the steam generator project is expected during the second half of 2005. SDG&E had elected not to participate in the project. SDG&E nonparticipation would result in a reduction in its ownership in the project and a proportionate reduction in its share of SONGS' output. On February 18, 2005, an arbitrator issued a decision that, based upon Edison's cost calculations, would result in SDG&E's ownership interest in SONGS and its related share of SONGS' output being reduced to zero if SDG&E continues to decline to participate in the project. If this were to occur, SDG&E would seek to recover its investments in SONGS made since January 1, 2004 ($35 million) and any future SONGS investments until the reduced ownership becomes effective, and its return on those investments. The arbitration decision is subject to CPUC review and approval, with a CPUC decision expected in 2006. The CPUC could require SDG&E to participate in the project or, if the reductions of SDG&E's ownership percentage resulting from the CPUC final decision were to be unacceptable, SDG&E may elect to participate.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR) and demand-side management (DSM) awards are not included in the company's earnings before CPUC approval of the award is received.

On December 30, 2004, a joint settlement agreement between the California Utilities and the CPUC's Office of Ratepayers Advocates (collectively, the joint parties) was filed with the CPUC for approval. The settlement agreement resolves all outstanding shareholder earnings claims filed with the CPUC commencing in 2000 associated with DSM, energy efficiency and low-income energy efficiency programs and those claims that would have been filed through 2007 (for SDG&E's DSM programs through 1997 and through various dates for the efficiency programs). The proposed settlement is for $73 million (including interest, franchise fees, uncollectible amounts and awards earned in prior years that had not yet then been requested). Approximately $40 million of the $73 million, depending on the timing of the CPUC approval, would be included in 2005 income. The joint parties requested expeditious approval of the settlement agreement, without modification. A CPUC decision is expected in the second or third quarter of 2005.

Other performance incentives pending CPUC approval at March 31, 2005 and, therefore, not included in the company's earnings were (dollars in millions):

                       Program
                       -----------------------------------
                       2003 Distribution PBR        $  8.2
                       Natural gas PBR Year 11         0.2
                       -----------------------------------
                       Total                        $  8.4
                       -----------------------------------

The cumulative amount of awards subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below is $8.4 million, substantially all of which has been included in net income.

ELECTRIC RESOURCES

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

In October 2003, the CPUC initiated a proceeding to consider a permanent methodology for allocating the DWR's revenue requirement beginning in 2004 through the remaining life of the DWR contracts
(2013). On December 2, 2004, the CPUC issued a decision that would shift $790 million of the costs to SDG&E's customers over that period and subsequently initiated consideration of other methods, one of which could increase that amount by an additional $450 million. On December 20, 2004, SDG&E filed an application for rehearing of the December 2, 2004 decision, arguing that the CPUC reached its decision without the proper evidentiary review of the method of calculating above-market costs. On January 13, 2005, the CPUC acted to grant rehearing on that limited issue.

Such a shift would not affect SDG&E's net income, but would adversely affect its customers' commodity costs. In the near term, the effect on SDG&E's cash flows would be minor, but could become significant in later years unless rate ceilings imposed by Assembly Bill 1X, which froze total rates for most residential customers at the February 2001 level, are increased to provide more-contemporaneous recovery. Until January 1, 2016, CPUC Decision 04-12-048 provides SDG&E with a true-up triggering mechanism when an overcollection or undercollection in SDG&E's power procurement balancing account exceeds approximately five percent of the prior year's recorded electric commodity revenue.

SDG&E's long-term resource plan identifies the forecasted needs for capacity resources within its service territory to support transmission grid reliability. A 10-year resource plan was approved by the CPUC in December 2004, in a proceeding to consider utility resource planning, including energy efficiency, contracted power, demand response, qualifying facilities, renewable generation and distributed generation. Further discussion of this plan is included in the Annual Report. In December 2004, the CPUC also endorsed SDG&E's continued analysis and planning for a 500-kV transmission line. SDG&E expects to file for a new transmission line by the end of 2005.

RECOVERY OF CERTAIN DISALLOWED TRANSMISSION COSTS

The Federal Court of Appeals has set oral argument for May 9, 2005 on SDG&E's appeal of a Federal Energy Regulatory Commission (FERC) decision that denied SDG&E recovery in its transmission rates of the differentials between certain payments to SDG&E by its co-owners of the Southwest Powerlink (SWPL) and charges assessed to SDG&E under the California Independent System Operator (ISO) FERC tariff. As a result of the FERC decision, SDG&E has been and is incurring unreimbursed costs of $5 million to $11 million per year, including $2.7 million in the first quarter of 2005.

In July 2001, SDG&E filed an arbitration claim against the ISO, claiming the ISO should not charge SDG&E for the transmission losses attributable to its SWPL co-owners' energy schedules. In October 2003, the arbitrator awarded SDG&E all amounts claimed, which totaled $22 million, including interest, as of the time of the award. The ISO appealed this result to the FERC and a decision on this appeal is pending.

SDG&E has also challenged at the FERC the ISO's grid management charges assessed on the subject SWPL schedules. In January 2004, the FERC denied rehearing of its Opinion No. 463, which upheld such charges on the subject SWPL schedules for 2001 through 2003, but ordered certain refunds to SDG&E. The refunds are pending before the FERC. In March 2004, SDG&E petitioned the U.S. Court of Appeals for review of these FERC orders. The court has held SDG&E's appeal in abeyance pending the FERC's disposition of other parties' rehearing requests.

SDG&E has also commenced a private arbitration to reform the SWPL Participation Agreements to remove prospectively SDG&E's obligation to provide to its SWPL co-owners the services that result in unreimbursed ISO tariff charges. The parties have agreed to hold the arbitration in abeyance pending resolution of the related FERC proceedings.

SDG&E and the ISO have entered into discussions in an attempt to settle this matter.

NATURAL GAS MARKET OIR

The CPUC's Natural Gas Market Order Instituting Rulemaking (OIR) was instituted in January 2004 and is being addressed in two phases. A decision on Phase I was issued in September 2004; Phase II has had a prehearing conference and is awaiting CPUC direction on further proceedings. Further discussion of Phase I and Phase II is included in the Annual Report.

In Phase I, the CPUC's objective was to develop a process enabling the CPUC to review and approve new interstate capacity contracts before they are executed. The Phase I decision directed SoCalGas and SDG&E to file an application to establish proposals for transmission system integration, firm access rights and off-system delivery services. In Phase II, the CPUC will investigate the need for emergency natural gas storage reserves and the role of utilities in backstopping the noncore market, and address ratemaking policies. The focus of the OIR is the period from 2006 to 2016. Since Natural Gas Industry Restructuring
(GIR), as discussed in the Annual Report, would end in August 2006 and there is overlap between GIR and the OIR issues, a number of parties (including SoCalGas) have requested the CPUC not to implement GIR.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies.

Beginning in November 2004, the CPUC initiated an independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. A final audit report, covering years 1997 through 2003, is due on August 31, 2005. The scope of the audit will be broader than the annual affiliate audit.

On May 2, 2005, the California Utilities filed with the CPUC the results of the annual independent audit of the California Utilities' transactions with other Sempra Energy affiliates. In response to a finding of the auditor that utility procurement information was improperly provided to an affiliated risk management consulting firm employed by Sempra Energy, the California Utilities will adopt the auditor's recommendation to perform risk management functions themselves rather than utilizing Sempra Energy's Risk Management Department.

ELECTRIC METERS

In March 2005, SDG&E submitted a proposal to the CPUC for installing advanced electric meters with integrated two-way communications. This advanced metering infrastructure (AMI) has the capability to measure usage at frequent intervals, and would enable SDG&E to establish rates that vary by time, thus encouraging customers to conserve and to shift usage from time periods of high prices or capacity constraints. AMI could also result in efficiency improvements by eliminating the need for manual meter reading and by streamlining the handling of outages and routine services by providing SDG&E with real-time diagnostics of customers' electric usage. Installing AMI would require spending $420 million over four years, including $13 million in 2005 if CPUC approval is received on a timely basis. A CPUC decision is expected by the first quarter of 2006.

SOUTHERN CALIFORNIA FIRES

The company had expected a decision on recovery of its costs during the first quarter of 2005. The assigned administrative law judge (ALJ) recently indicated that he now expects to issue a proposed decision during the second quarter of 2005.

NOTE 6. CONTINGENCIES

NUCLEAR INSURANCE

SDG&E and the other owners of SONGS have insurance to respond to nuclear liability claims related to SONGS. The insurance provides coverage of $300 million, the maximum amount available. In addition, the Price-Anderson Act provides for up to $10.5 billion of secondary financial protection. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss which exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed to provide the secondary financial protection. SDG&E's total share would be $40 million, subject to an annual maximum assessment of $4 million, unless a default were to occur by any other SONGS owner. In the event the secondary financial protection limit were insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance and up to $490 million for outage expenses and replacement power costs incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks and $2.8 million per week for up to 110 additional weeks, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company, through which insured members are subject to retrospective premium assessments (up to $8.8 million in SDG&E's case).

The nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts (as defined by the Terrorism Risk Insurance Act) of terrorism-related SONGS losses, including replacement power costs. An industry aggregate limit of $300 million exists for liability claims. An industry aggregate limit of $3.24 billion exists for property claims, including replacement power costs, for non-certified acts of terrorism. These limits are the maximum amount to be paid to members who sustain losses or damages from these non-certified terrorist acts. For certified acts of terrorism, the individual policy limits stated above apply.

Further information is provided in the Annual Report.

LITIGATION

Except for the matters referred to below, neither the company nor its subsidiary are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses. Further background on these matters is provided in the Annual Report. At March 31, 2005, the company had accrued $37 million to provide for the costs of legal proceedings related to the 2000-2001 California energy crisis. Management believes that none of these matters will have material adverse effect on the company's financial condition.

California Energy Crisis

Dramatic increases in the prices of electricity and natural gas in California during 2000 and 2001 have resulted in many, often duplicative, governmental investigations, regulatory proceedings and lawsuits involving numerous energy companies seeking recovery of tens of billions of dollars for allegedly unlawful activities asserted to have caused or contributed to increased energy prices. The material proceedings that involve the company are summarized below.

     Natural Gas Cases

Class-action and individual antitrust and unfair competition lawsuits filed in 2000 and thereafter, and currently consolidated in San Diego Superior Court, allege that Sempra Energy, SoCalGas and SDG&E, along with El Paso Natural Gas Company (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In December 2003, the Court approved a settlement whereby the applicable El Paso entities will pay approximately $1.6 billion to resolve these claims (including cases involving unrelated claims not applicable to Sempra Energy, SoCalGas or SDG&E). The proceeding against Sempra Energy and the California Utilities has not been resolved and continues to be litigated. The plaintiffs' damage claims, as revised, assert damages of approximately $23 billion (after applicable trebling). Trial is scheduled to commence on September 2, 2005.

Similar lawsuits were filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. The claims against the Sempra Energy defendants in the Arizona lawsuit were settled in September 2004 for $150,000. The Nevada Attorney General's lawsuit remains pending.

The company is cooperating with an investigation being conducted by the California Attorney General into possible anti-competitive behavior in the natural gas and electricity markets during 2000-2001. Several of the company's senior officers have testified at investigational hearings conducted by the California Attorney General's Office, and the company expects additional hearings to be held.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and other company subsidiaries, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that this is a matter for the FERC to resolve. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

In July 2004, 12 antitrust actions were filed against the company alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades.

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

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. A CPUC Administrative Law Judge-proposed decision has been rejected by the CPUC.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. At March 31, 2005, the cumulative amount of shareholder awards, substantially all of which has been included in net income, was $8.4 million.

The CPUC may hold additional rounds of hearings to consider whether other companies, including other California utilities, contributed to the natural gas price spikes or issue an order terminating the investigation. No hearings have yet been scheduled and discovery is ongoing.

FERC Refund Proceedings

In December 2002, a FERC ALJ issued preliminary findings indicating that the California Power Exchange (PX) and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different estimate of natural gas prices. The March 26 order estimates that the replacement formula for estimating natural gas prices will increase the refund obligations from $1.8 billion to more than $3 billion for the same time period. Pending in the Ninth Circuit are various parties' appeals on aspects of the FERC's order. On April 12 and 13, 2005, the Ninth Circuit heard oral argument on issues relating to the scope of the refund proceeding and whether the FERC had jurisdiction to order refunds from governmental entities.

FERC Manipulation Investigation

The FERC is separately investigating whether there was manipulation of short-term energy markets in the western United States that would constitute violations of applicable tariffs and warrant disgorgement of associated profits. In this proceeding, the FERC's authority is not confined to the periods relevant to the refund proceeding. In May 2002, the FERC ordered all energy companies engaged in electric energy trading activities to state whether they had engaged in various specific trading activities in violation of the PX and ISO tariffs.

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

Settlement of Claims Associated with the FERC's Investigations

On January 13, 2005, SDG&E announced a $23.8 million settlement (including an unsecured claim in the Mirant bankruptcy proceeding valued at approximately $2.4 million), which resolves specified claims against merchant generator Mirant Corp. for the 2000-2001 energy crisis period. The settlement has received final CPUC, FERC and U.S. Bankruptcy Court (for Mirant) approval. The majority of the funds is expected to be received within 20 days of receiving FERC approval (on or before May 12, 2005) with the remainder contingent on certain actions by the FERC, the ISO and the PX. Receipt of the remaining amounts by SDG&E would take place at the conclusion of the FERC refund proceeding, now expected to be in early 2006. These funds would be received for the benefit of SDG&E's bundled customers and will reimburse SDG&E for the costs of litigating this matter. The unsecured claim in the bankruptcy proceeding is estimated to be paid out at a rate of 60 cents on the dollar and is not guaranteed. Funds associated with the unsecured claim will not be disbursed until a final decision is reached in the bankruptcy proceeding, expected in the third quarter of 2005.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

RESULTS OF OPERATIONS

Electric revenues increased as a result of higher costs of electric fuel and purchased power resulting from increased volumes and electric commodity costs. Under the current regulatory framework, changes in commodity costs generally do not affect net income.

Natural gas revenues increased as a result of higher natural gas costs, which are passed on to customers.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SDG&E's natural gas procurement PBR mechanism provides an incentive mechanism by measuring SDG&E's procurement of natural gas against a benchmark price comprised of monthly natural gas indices, resulting in shareholder awards for costs achieved below the benchmark and shareholder penalties when costs exceed the benchmark. Further discussion is provided in Notes 1 and 11 of the notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the electric and natural gas volumes and revenues by customer class for the quarters ended March 31, 2005 and 2004.

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)
                                      2005                2004
                              -----------------------------------------
                                Volumes  Revenue    Volumes  Revenue
                              -----------------------------------------
  Residential                     1,841    $ 183      1,813    $ 183
  Commercial                      1,545      147      1,512      138
  Industrial                        499       33        467       30
  Direct access                     820       27        729       21
  Street and highway lighting        24        3         23        3
                              -----------------------------------------
                                  4,729      393      4,544      375
  Balancing accounts and other                 5                  10
                              -----------------------------------------
  Total                                    $ 398               $ 385
                              -----------------------------------------

Although revenues and costs associated with long-term contracts allocated to SDG&E from the DWR are not included in the income statement, the associated volumes and distribution revenue are included in the above table.

Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)
                                                   Transportation
                                Gas Sales            & Exchange             Total
                      -------------------------------------------------------------------
                            Volumes   Revenue    Volumes   Revenue    Volumes   Revenue
                      -------------------------------------------------------------------
2005:
 Residential                     12     $ 133         --      $ --         12     $ 133
 Commercial and industrial        5        48          1         1          6        49
 Electric generation plants      --         1         19        10         19        11
                            -------------------------------------------------------------
                                 17     $ 182         20      $ 11         37       193
 Balancing accounts and other                                                        30
                                                                                ---------
   Total                                                                          $ 223
-----------------------------------------------------------------------------------------
2004:
 Residential                     13     $ 128         --      $ --         13     $ 128
 Commercial and industrial        5        42          1         1          6        43
 Electric generation plants      --         1         15         7         15         8
                            -------------------------------------------------------------
                                 18     $ 171         16      $  8         34       179
 Balancing accounts and other                                                        16
                                                                                ---------
   Total                                                                          $ 195

-----------------------------------------------------------------------------------------


Net Income

Net income for SDG&E increased by $9 million (18%) to $60 million in 2005, primarily due to the favorable resolution of income-tax issues in 2005.

CAPITAL RESOURCES AND LIQUIDITY

The company's operations are a major source of liquidity. At March 31, 2005, the company had $8 million in unrestricted cash and $233 million in available unused, committed lines of credit.

Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor the company's ability to finance the needs of its operating, financing and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities decreased by $18 million to $123 million for 2005.

For the quarter ended March 31, 2005, the company made pension and other postretirement benefit plan contributions of $1 million each.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $24 million to $95 million for 2005 primarily due to higher capital expenditures in 2005.

Significant capital expenditures in 2005 are expected to be for additions to the company's natural gas and electric distribution systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash used in financing activities decreased by $118 million to $29 million for 2005. The change was due to an increase in short-term debt and lower common dividends paid in 2005.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in
Note 5 of the notes to Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND KEY NON-CASH PERFORMANCE INDICATORS

There have been no significant changes to the accounting policies viewed by management as critical or to key non-cash performance indicators for the company, as set forth in the Annual Report.

NEW ACCOUNTING STANDARDS

Stock-Based Compensation: In December 2004, the FASB issued SFAS 123 (revised), a revision of SFAS 123, Accounting for Stock-Based Compensation. This statement requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The effective date of this statement is January 1, 2006 for Sempra Energy.

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47): Issued in March 2005, FIN 47 clarifies that the term conditional asset-retirement obligation as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report.

Further discussion is provided in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of March 31, 2005, the total Value at Risk of SDG&E's positions was not material.

ITEM 4.  CONTROLS AND PROCEDURES

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control-- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

SDG&E and the County of San Diego are continuing to discuss alleged environmental law violations by SDG&E and its contractors in connection with the abatement of asbestos-containing materials during the demolition of a natural gas storage facility in 2001. SDG&E expects that any settlement with the County would involve payments by SDG&E of less than $750,000. In January 2005, Sempra Energy and SDG&E received a grand jury subpoena from the United States Attorney's Office in San

Diego seeking documents related to this matter and are fully cooperating with the investigation.

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

      31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

      Exhibit 32 -- Section 906 Certifications

      32.1 Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

      32.2 Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.


(b)  Reports on Form 8-K

The following reports on Form 8-K were filed after December 31, 2004:

Current Reports on Form 8-K filed January 11, 2005 and January 18, 2005, discussing the current status of energy crisis litigation.

Current Report on Form 8-K filed February 23, 2005, filing as an exhibit Sempra Energy's press release of February 23, 2005, giving the financial results for the three months ended December 31, 2004.

Current Report on Form 8-K filed March 17, 2005, announcing the CPUC's March 17, 2005, decision in Phase II of the California Utilities' cost of service proceedings.

Current Report on Form 8-K filed May 4, 2005, filing as an exhibit Sempra Energy's press release of May 4, 2005, giving the financial results for the three months ended March 31, 2005.

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


                                   SAN DIEGO GAS & ELECTRIC COMPANY
                                   -------------------------------
                                              (Registrant)


Date: May 4, 2005              By:  /s/  S. D. Davis
                                    ------------------------------
                                    S. D. Davis
                                    Sr. Vice President-External Relations
                                    and Chief Financial Officer

















1



6



25