Form 10-Q
period 2005-06-30
SAN DIEGO GAS & ELECTRIC CO
filed 2005-08-03
CIK 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2005

Commission file number	1-3779

SAN DIEGO GAS & ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)
California	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8330 Century Park Court, San Diego, California 92123

(Address of principal executives offices) (Zip Code)
(619) 696-2000

(Registrant's telephone number, including area code)
No Change

(Former name, former address and former fiscal year, if changed since last report)

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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, and the Federal Energy Regulatory Commission and other regulatory bodies in the United States; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the resolution of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
	Three months ended
	June 30,

	2005	2004

Operating revenues
Electric	$409	$425
Natural gas	130	111

Total operating revenues	539	536

Operating expenses
Cost of electric fuel and purchased power	146	155
Cost of natural gas	82	63
Other operating expenses	149	151
Depreciation and amortization	66	67
Income taxes	19	26
Franchise fees and other taxes	26	26

Total operating expenses	488	488

Operating income	51	48

Other income and deductions (Note 3)	(3)	1

Interest charges
Long-term debt	16	16
Other	2	3
Allowance for borrowed funds used during construction	--	(1)

Total	18	18

Net income	30	31
Preferred dividend requirements	1	1

Earnings applicable to common shares	$29	$30

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
	Six months ended
	June 30,

	2005	2004

Operating revenues
Electric	$807	$810
Natural gas	353	306

Total operating revenues	1,160	1,116

Operating expenses
Cost of electric fuel and purchased power	291	282
Cost of natural gas	221	172
Other operating expenses	294	291
Depreciation and amortization	131	135
Income taxes	46	71
Franchise fees and other taxes	58	55

Total operating expenses	1,041	1,006

Operating income	119	110

Other income and deductions (Note 3)	5	7

Interest charges
Long-term debt	30	32
Other	5	5
Allowance for borrowed funds used during construction	(1)	(2)

Total	34	35

Net income	90	82
Preferred dividend requirements	2	2

Earnings applicable to common shares	$88	$80

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2005	2004

ASSETS
Utility plant, at original cost	$6,595	$6,345
Accumulated depreciation and amortization	(1,870)	(1,821)

Utility plant, net	4,725	4,524

Nuclear decommissioning trusts	617	612

Current assets:
Cash and cash equivalents	38	9
Accounts receivable - trade	181	185
Accounts receivable - other	29	30
Interest receivable	10	55
Due from unconsolidated affiliates	3	30
Regulatory assets arising from fixed-price contracts and other derivatives	49	55
Other regulatory assets	77	77
Inventories	68	88
Other	27	31

Total current assets	482	560

Other assets:
Deferred taxes recoverable in rates	274	278
Regulatory assets arising from fixed-price contracts and other derivatives	425	448
Other regulatory assets	303	341
Sundry	75	71

Total other assets	1,077	1,138

Total assets	$6,901	$6,834

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2005	2004

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (255 million shares authorized; 117 million shares outstanding)	$938	$938
Retained earnings	385	372
Accumulated other comprehensive income (loss)	(13)	(13)

Total common equity	1,310	1,297
Preferred stock not subject to mandatory redemption	79	79

Total shareholders' equity	1,389	1,376
Long-term debt	1,239	1,022

Total capitalization	2,628	2,398

Current liabilities:
Accounts payable	131	200
Due to unconsolidated affiliates	355	15
Income taxes payable	46	225
Deferred income taxes	10	15
Regulatory balancing accounts, net	398	331
Fixed-price contracts and other derivatives	49	55
Customer deposits	49	45
Current portion of long-term debt	66	66
Other	221	256

Total current liabilities	1,325	1,208

Deferred credits and other liabilities:
Due to unconsolidated affiliate	--	267
Customer advances for construction	38	45
Deferred income taxes	521	522
Deferred investment tax credits	36	37
Regulatory liabilities arising from cost of removal obligations	939	913
Regulatory obligations arising from asset retirement obligations	330	333
Fixed-price contracts and other derivatives	425	448
Asset retirement obligations	325	318
Mandatorily redeemable preferred securities	18	19
Deferred credits and other	316	326

Total deferred credits and other liabilities	2,948	3,228

Commitments and contingencies (Note 6)

Total liabilities and shareholders' equity	$6,901	$6,834

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Six months ended
	June 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90	$82
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	131	135
Deferred income taxes and investment tax credits	30	2
Non-cash rate reduction bond expense	33	36
Other	(1)	--
Net change in other working capital components	(174)	(86)
Changes in other assets	1	(4)
Changes in other liabilities	(7)	(6)

Net cash provided by operating activities	103	159

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(196)	(181)
Affiliate loan	(11)	122
Other	(2)	(3)

Net cash used in investing activities	(209)	(62)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(75)	(165)
Preferred dividends paid	(2)	(2)
Issuances of long-term debt	250	251
Payments on long-term debt	(32)	(32)
Redemptions of preferred stock	(3)	(3)
Other	(3)	--

Net cash provided by financing activities	135	49

Increase in cash and cash equivalents	29	146
Cash and cash equivalents, January 1	9	148

Cash and cash equivalents, June 30	$38	$294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$29	$32

Income tax payments, net of refunds	$178	$94

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the Annual Report) and the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

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

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended June 30:

			Other
	Pension Benefits		Postretirement Benefits

	Three months ended June 30,		Three months ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$2	$1	$1	$--
Interest cost	10	10	1	1
Expected return on assets	(11)	(9)	(1)	--
Amortization of :
Transition obligation	--	--	--	1
Actuarial loss	1	--	--	--
Regulatory adjustment	3	--	--	(1)

Total net periodic benefit cost	$5	$2	$1	$1

			Other
	Pension Benefits		Postretirement Benefits

	Six months ended June 30,		Six months ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$5	$4	$2	$1
Interest cost	21	20	2	2
Expected return on assets	(22)	(19)	(1)	(1)
Amortization of :
Transition obligation	--	--	--	1
Prior service cost	1	1	--	--
Actuarial loss	1	--	--	--

Total net periodic benefit cost	$6	$6	$3	$3

Note 6 of the notes to Consolidated Financial Statements in the Annual Report discusses the company's expected contributions to its pension and other postretirement benefit plans in 2005. For the six months ended June 30, 2005, $5 million and $3 million of contributions have been made to its pension and other postretirement benefit plans, respectively, including $4 million and $2 million, respectively, for the three months ended June 30, 2005.

Changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, for the six months ended June 30, 2005 and 2004 are as follows (dollars in millions):

	2005		2004

Balance as of January 1	$339	*	$326	*
Accretion expense	12		11
Payments	(6)		(6)

Balance as of June 30	$345	*	$331	*

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

At June 30, 2005 and December 31, 2004, the estimated removal costs recorded as a regulatory liability were $939 million and $913 million, respectively.

NOTE 2. NEW ACCOUNTING STANDARDS

Stock-Based Compensation: In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised), a revision of SFAS 123, Accounting for Stock-Based Compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services received. This statement requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and provides for alternative transition methods. Sempra Energy has not determined the transition method it will use. The effective date of this statement is January 1, 2006 for Sempra Energy.

FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46R): Contracts under which SDG&E acquires power from generation facilities otherwise unrelated to SDG&E could result in a requirement for SDG&E to consolidate the entity that owns the facility. As permitted by the interpretation, SDG&E will continue the process of determining whether it has any such situations and, if so, gather the information that would be needed to perform the consolidation. The effects of this, if any, are not expected to significantly affect the financial position of SDG&E and there would be no effect on results of operations or liquidity.

FIN 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143": Issued in March 2005, FIN 47 clarifies that the term "conditional asset-retirement obligation" as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report. The company is in the process of evaluating the effect of FIN 47 on its financial position and results of operations.

NOTE 3. OTHER FINANCIAL DATA

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.
	Three months		Six months
	ended June 30,		ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Net income	$30	$31	$90	$82

Financial instruments	(1)	--	--	--

Comprehensive income	$29	$31	$90	$82

Capitalized Interest

SDG&E recorded an immaterial amount and $1 million of capitalized interest for the three months and six months ended June 30, 2005, respectively. SDG&E recorded $1 million and $2 million of capitalized interest for the three months and six months ended June 30, 2004, respectively.

Other Income and Deductions

Other Income and Deductions consist of the following:

	Three months		Six months
	ended June 30,		ended June 30,

(Dollars in millions)	2005	2004	2005	2004

Interest income	$--	$1	$5	$6
Regulatory interest, net	(3)	(2)	(5)	(3)
Allowance for equity funds used during construction	2	3	4	5
Income taxes on non-operating income	(1)	(1)	(1)	(2)
Other, net	(1)	--	2	1

Total	$(3)	$1	$5	$7

NOTE 4. FINANCIAL INSTRUMENTS

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds for fixed rates. The swaps are classified as cash flow hedges and expire in 2009. For the three and six months ended June 30, 2005, pre-tax income (loss) arising from the ineffective portion of the interest-rate cash flow hedges included $(3) million and $1 million, respectively, recorded in Other Income, Net on the Statements of Consolidated Income. The effect of the interest-rate cash flow hedges on other comprehensive income (loss) was immaterial for the six months ended June 30, 2005 and amounted to $(1) million for the three months ended June 30, 2005. At June 30, 2005, the balance in Accumulated Other Comprehensive Income related to interest rate cash flows hedges was reduced to zero due to the hedge ineffectiveness.

At SDG&E, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to predict with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. SDG&E records transactions for natural gas and electric energy contracts in Cost of Natural Gas and Cost of Electric Fuel and Purchased Power, respectively, in the Statements of Consolidated Income. Unrealized gains and losses related to these derivatives are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses will be recoverable or payable in future rates.

NOTE 5. REGULATORY MATTERS

COST OF SERVICE FILINGS

On May 5, 2005, the California Public Utilities Commission (CPUC) granted SDG&E a rehearing to resolve what SDG&E has contended was a computational error in the CPUC's setting of revenue for SDG&E's share of the operating costs of the San Onofre Nuclear Generating Station (SONGS). Any adjustment will be retroactive to January 1, 2004. If SDG&E is fully successful, its revenue would be increased by $10 million for each of 2004 and 2005. Final resolution is expected by the end of 2005.

With the end of the Incremental Cost Incentive Mechanism in 2003, SDG&E's SONGS ratebase restarted at $0 on January 1, 2004 and, therefore, SDG&E's earnings from SONGS are now generally limited to a return on new capital additions.

In 2003, Southern California Edison (Edison), the operator of SONGS, made the decision to replace the steam generators at SONGS. In February 2004, Edison applied for CPUC approval to replace SONGS' steam generators, which Edison stated needed to be done in 2009 and 2010 for Units 2 and 3, respectively, and would require an estimated capital expenditure of $782 million. SDG&E intervened in this application and requested that the CPUC either deny Edison's application as premature, direct Edison to purchase the new steam generators but defer the replacement until it is warranted, or direct Edison to purchase SDG&E's share in the facility and offer back a long-term Power Purchase Agreement in an amount equal to SDG&E's current share, 430 megawatts (MW). Hearings before the CPUC on Edison's application were completed on February 11, 2005, and a final decision addressing the cost effectiveness of the steam generator project is expected by October 2005.

In 2004, SDG&E elected not to participate in the steam generator replacement project, which triggered a dispute under the SONGS operating agreement over the extent to which SDG&E's ownership share and its related share of SONGS' output would be reduced from its existing 20% interest if SDG&E continues to decline to participate in this project. Arbitration hearings were concluded during January 2005. On February 18, 2005, an arbitrator issued a decision that would result in SDG&E's ownership interest in SONGS and its related share of SONGS' output being reduced to zero if SDG&E continues to decline to participate in the project. To relinquish its ownership share and to address the arbitrator's decision, SDG&E is required to file an application with the CPUC, with a decision expected in 2007. The CPUC could require SDG&E to participate in the project and retain a share of SONGS or, if the reductions of SDG&E's ownership percentage resulting from the CPUC final decision were to be unacceptable, SDG&E may elect to participate in the project and retain its current 20-percent ownership share of SONGS. If SDG&E's ownership share of SONGS is reduced, SDG&E would seek to recover its net investment in SONGS made since January 1, 2004 ($41 million at June 30, 2005) and any future SONGS investments made prior to the time the ownership reduction becomes effective, and its return on those investments.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR) and demand-side management (DSM) awards are not included in the company's earnings before CPUC approval of the award is received. During the six months ended June 30, 2005, the incentive rewards approved and included in earnings consisted of $0.2 million related to SDG&E's Year 11 natural gas PBR.

On December 30, 2004, the California Utilities and the CPUC's Office of Ratepayers Advocates settled, subject to CPUC approval, all outstanding shareholder earnings claims associated with DSM, energy efficiency and low-income energy efficiency programs through various dates, depending on the program. The proposed settlement provides for $73 million in awards, including interest, franchise fees, uncollectible amounts and awards earned in prior years that had not yet then been requested. Approximately $40 million of the $73 million, depending on the timing of the CPUC approval, would be included in 2005 income. A CPUC decision is expected in the third quarter of 2005.

Other performance incentives pending CPUC approval at June 30, 2005 and, therefore, not included in the company's earnings consisted of $8.2 million for the 2003 Distribution PBR. The cumulative amount of these awards subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below is $8.4 million, substantially all of which has been included in net income.

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

In October 2003, the CPUC initiated a proceeding to consider a permanent methodology for allocating the DWR's revenue requirement beginning in 2004 through the remaining life of the DWR contracts (2013). On June 30, 2005, the CPUC reversed its prior decision and assigned SDG&E customers $422 million of the costs (instead of the $790 million per the prior decision). Such allocation does not affect SDG&E's net income, but does affect its customers' commodity rates.

In June 2004, the CPUC approved a request by SDG&E to enter into new electric resource contracts to meet its short- and long-term grid reliability needs, including the RAMCO/Miramar (45 MW) and Palomar (500 MW) turnkey acquisition agreements and a ten-year Otay Mesa Power Purchase Agreement (OMPPA) with Calpine. Miramar transferred to SDG&E in July 2005 and Palomar is expected to transfer in the first half of 2006. The expected capital expenditures for Miramar and Palomar are $36 million and $518 million, respectively. The OMPPA would begin January 1, 2008. In June 2005, the CPUC granted limited rehearing of its approval of the OMPPA. While the CPUC found that SDG&E needs the power to be supplied by the OMPPA, it determined that the record did not contain sufficient evidence to demonstrate that the OMPPA is beneficial to ratepayers. This matter is currently being addressed and a CPUC decision is expected in late 2005 or early 2006. In June 2005, the CPUC also approved SDG&E's request for the construction of $209 million in transmission facilities needed, in part, to provide full dispatchability of Calpine's Otay Mesa power plant. Given the relationship between the transmission line and the power plant, the company is evaluating the timing of the commencement of the transmission line construction.

SDG&E was requested to study the need for a new major transmission line by the CPUC as part of SDG&E's long-term resource plan. SDG&E is in the planning stages for a 500-kv transmission line to provide additional electricity import capability into Southern California and improved electric grid reliability. It expects to file a need/benefit assessment application for the new line with the CPUC in the fourth quarter of 2005, to be followed in the second quarter of 2006 by a siting/environmental application.

RECOVERY OF CERTAIN DISALLOWED TRANSMISSION COSTS

On May 24, 2005, SDG&E reached a settlement with the California Independent System Operator (ISO), subject to Federal Energy Regulatory Commission (FERC) approval, which provides for refunds of ISO charges on the Arizona Public Service and the Imperial Irrigation District ownership shares of the Southwest Powerlink (SWPL), and would resolve such unreimbursed charges going forward. If the settlement agreement is approved, SDG&E will record pre-tax income of approximately $40 million related to prior periods, and will cease to incur unreimbursed costs of approximately $5 million to $10 million per year in the future. In addition, on July 12, 2005, the U.S. Court of Appeals for the D.C. Circuit reversed and vacated FERC Opinion No. 458, finding that the FERC did not follow the ISO tariff in disallowing costs such as the subject SWPL charges. The court remanded the matter to FERC for further proceedings consistent with the court's order. This court order should permit SDG&E to recover through its tariff most of the unreimbursed ISO SWPL charges in the event the FERC does not approve the settlement.

NATURAL GAS MARKET OIR

The CPUC's Natural Gas Market Order Instituting Rulemaking (OIR) was instituted in January 2004 and is being addressed in two phases. A decision on Phase I was issued in September 2004; Phase II is scheduled for evidentiary hearings in August 2005 and will address a variety of issues including the adequacy of the utilities' transmission and storage facilities. Natural gas quality standards and interconnection requirements are being addressed in separate phases. Further discussion of Phase I and Phase II is included in the Annual Report.

The focus of the Natural Gas Market OIR is the period from 2006 to 2016. The Comprehensive Settlement Agreement (CSA) was entered into and approved as part of the Natural Gas Industry Restructuring (GIR) proceeding, as discussed in the Annual Report. Since the CSA would end in August 2006 and there is overlap between GIR and the OIR issues, a number of parties, including SoCalGas, have requested the CPUC not implement the CSA.

A separate application, to provide system integration, firm access rights and off-system deliveries, has been bifurcated into two phases, with the first phase (system integration) scheduled for evidentiary hearings in September 2005 to consider whether the transmission component of the natural gas transportation rates of SDG&E and SoCalGas should be equalized. System integration would allow customers in the SDG&E and SoCalGas service territories to access upstream supplies of natural gas on an equal basis. In the second phase, to be addressed in mid-2006, the CPUC will consider establishing a system of firm access rights into the utilities' system and off-system deliveries.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies. This proceeding was suspended in September 2003 pending the results of an audit.

Beginning in November 2004, the CPUC initiated an independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. A final audit report, covering years 1997 through 2003, is expected by August 31, 2005. The scope of the audit will be broader than the annual affiliate audit.

As reported in the company's Form 10-Q for the quarter ended March 31, 2005, the California Utilities filed with the CPUC on May 2, 2005 the results of the annual independent audit of the California Utilities' transactions with other Sempra Energy affiliates covering calendar year 2004. In response to a finding of the auditor that utility procurement information was improperly provided to an affiliated risk management consulting firm employed by Sempra Energy, the California Utilities have adopted the auditor's recommendation to perform risk management functions themselves rather than utilizing Sempra Energy's Risk Management Department.

2005 COST OF CAPITAL

In May 2005, SDG&E submitted a request to the CPUC seeking a return on equity (ROE) of 12.00%, an increase from its current ROE of 10.37%. This application was consolidated with the similar applications of Pacific Gas & Electric (PG&E) and Edison. The request also seeks to increase SDG&E's equity ratio from 49.0% to 51.0% to mitigate the impact on its capital structure associated with the debt equivalence of purchased power contracts. Together, these changes, if adopted, would result in an overall rate of return of 9.12% and increase SDG&E's electric distribution revenue requirement by $31.9 million, or 4.5%, and increase SDG&E's natural gas transportation revenue requirement by $7.2 million, or 2.7%. A CPUC decision is expected by year-end.

SOUTHERN CALIFORNIA FIRES

In July 2005, an administrative law judge (ALJ) issued a proposed decision on recovery of SDG&E costs associated with the 2003 Southern California fires that would grant recovery of all costs except for $1 million. The assigned commissioner's proposed decision would grant full recovery. A final decision is expected in 2005.

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

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance and up to $490 million for outage expenses and replacement power costs incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks and $2.8 million per week for up to 110 additional weeks, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company, through which insured members are subject to retrospective premium assessments (up to $8.65 million in SDG&E's case).

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

LITIGATION

The company has expended and continues to expend substantial amounts with respect to the legal proceedings and related investigations and regulatory matters summarized below. At June 30, 2005, the company had accrued $37 million to provide for the estimated costs of these matters, of which $36 million related to matters arising from the 2000-2001 California energy crisis. However, the uncertainties inherent in complex legal proceedings and, in particular, jury trial litigation make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition. Further background on these matters is provided in the Annual Report.

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

Natural Gas Cases

Class-action and individual antitrust and unfair competition lawsuits filed in 2000 and thereafter, and now consolidated in San Diego Superior Court, allege that Sempra Energy and the California Utilities, along with El Paso Natural Gas Company (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. In December 2003, the Court approved a settlement with the El Paso entities valued at approximately $1.6 billion to resolve these claims and other litigation involving claims unrelated to those asserted against Sempra Energy and the California Utilities. The proceeding against Sempra Energy and the California Utilities, which claims damages of $23 billion after applicable trebling, has not been resolved and continues to be litigated. In late August 2005, the Court is scheduled to hear over 30 pretrial motions, including a motion to postpone the trial date. A jury trial is currently scheduled to begin on September 2, 2005; however, the judge has stated that the trial will commence no sooner than September 12, 2005.

On June 22, 2005, Sempra Energy and the California Utilities filed a petition with the FERC seeking a declaratory order that the FERC has exclusive jurisdiction with respect to the issues raised in the San Diego Superior Court litigation discussed above that preempts the California proceedings. The Superior Court has previously rejected assertions of FERC exclusive jurisdiction and a FERC ruling favorable to Sempra Energy, SoCalGas and SDG&E would not, in itself, dispose of the California litigation. In July 2005, comments opposing the petition were filed by a number of parties, including Edison, PG&E, the California Attorney General's Office, the California Energy Oversight Board, the CPUC and the City of Los Angeles. Sempra Energy and the California Utilities had requested the FERC to rule on the petition by August 1, 2005, but have not yet received a ruling and cannot predict when the FERC will rule.

Similar antitrust and unfair competition lawsuits have been filed by the Attorneys General of Arizona and Nevada, alleging that El Paso and certain Sempra Energy subsidiaries unlawfully sought to control the natural gas market in their respective states. The claims against the Sempra Energy defendants in the Arizona lawsuit were settled in September 2004 for $150,000. The Nevada Attorney General's lawsuit remains pending.

The company is cooperating with an investigation being conducted by the California Attorney General into possible anti-competitive behavior in the natural gas and electricity markets during 2000-2001. Several of the company's senior officers have testified at investigational hearings conducted by the California Attorney General's Office, and the company expects additional hearings to be held.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and other Sempra Energy subsidiaries, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that this is a matter for the FERC to resolve. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

During 2004, 12 antitrust actions were filed against the company alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades. On April 8, 2005, one of those lawsuits, filed in the Nevada U.S. District Court, was dismissed on the merits, on the grounds that the claims asserted were preempted by federal law and the Filed Rate Doctrine. In June 2005, the three remaining lawsuits pending in the Nevada U.S. District Court were amended to name the California Utilities as defendants. In addition, in June 2005, a lawsuit similar to those pending in the Nevada federal court was filed in the U.S. District Court for the Eastern District of California. With respect to the lawsuits coordinated before the San Diego Superior Court, on June 29, 2005, the court denied defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds.

Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries, including SDG&E, that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court granted a motion to dismiss one of these lawsuits, filed by the Snohomish County, Washington Public Utility District against Sempra Energy, Sempra Commodities and Sempra Generation, among others, on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. In September 2004, the Ninth Circuit U.S. Court of Appeals affirmed the district court's ruling, finding that the FERC, not civil courts, has exclusive jurisdiction over the matter. Snohomish County appealed the Ninth Circuit decision to the U.S. Supreme Court, which, in June 2005, declined to review the decision. The company believes that this decision provides a precedent for the dismissal on the basis of federal preemption and the Filed Rate Doctrine of the other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. A CPUC ALJ proposed decision was rejected by the CPUC in December 2004.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. At June 30, 2005, the cumulative amount of shareholder awards, substantially all of which has been included in net income, was $8.4 million.

The CPUC may hold additional rounds of hearings to consider whether other companies, including other California utilities, as well as the company and its non-utility subsidiaries, contributed to the natural gas price spikes, or issue an order terminating the investigation. No hearings have yet been scheduled and discovery is ongoing.

FERC Refund Proceedings

In December 2002, a FERC ALJ issued preliminary findings indicating that the California Power Exchange (PX) and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different estimate of natural gas prices. The March 2003 order estimates that the replacement formula for estimating natural gas prices will increase the refund obligations from $1.8 billion to more than $3 billion for the same time period. Pending in the Ninth Circuit are various parties' appeals on aspects of the FERC's order. On April 12 and 13, 2005, the Ninth Circuit heard oral argument on issues relating to the scope of the refund proceeding and whether the FERC had jurisdiction to order refunds from governmental entities.

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

Settlement of Claims Associated with the FERC's Investigations

SDG&E expects to receive approximately $45 million from Mirant and Enron to resolve certain claims related to the 2000-2001 energy crisis, of which approximately one-half had been received at June 30, 2005. Except for reimbursement of SDG&E's legal costs, all of the funds are applied to reduce electric rates.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

RESULTS OF OPERATIONS

Revenue

During the six months and three months ended June 30, 2005, natural gas revenues increased compared to the corresponding periods in 2004 as a result of higher natural gas costs, which are passed on to customers.

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

The tables below summarize the electric and natural gas volumes and revenues by customer class for the six month periods ended June 30.

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)

	2005		2004

	Volumes	Revenue	Volumes	Revenue

Residential	3,446	$351	3,396	$338
Commercial	3,164	312	3,142	302
Industrial	1,036	70	980	64
Direct Access	1,628	56	1,658	49
Street and highway lighting	48	6	47	6

	9,322	795	9,223	759
Balancing accounts and other		12		51

Total		$807		$810

Although revenues and costs associated with long-term contracts allocated to SDG&E from the DWR are not included in the income statement, the associated volumes and distribution revenue are included in the above table.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2005:
Residential	19	$213	--	$--	19	$213
Commercial and industrial	10	87	2	3	12	90
Electric generation plants	--	2	37	19	37	21

	29	$302	39	$22	68	324
Balancing accounts and other						29

Total						$353

2004:
Residential	20	$188	--	$--	20	$188
Commercial and industrial	9	75	2	2	11	77
Electric generation plants	--	--	35	17	35	17

	29	$263	37	$19	66	282
Balancing accounts and other						24

Total						$306

Net Income

Net income for SDG&E increased by $8 million (10%) to $90 million for the six months ended June 30, 2005, primarily due to the favorable resolution of income-tax issues in 2005 offset by higher operating costs and reduced revenues attributable to SONGS. Additionally, net income for SDG&E decreased by $1 million (3%) to $30 million for the three months ended June 30, 2005, primarily due to higher operating costs and reduced revenues attributable to SONGS.

CAPITAL RESOURCES AND LIQUIDITY

The company's operations are a major source of liquidity. At June 30, 2005, there was $38 million in unrestricted cash and $300 million in available unused, committed lines of credit. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor the company's ability to finance the needs of its operating, financing and investing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities decreased by $56 million to $103 million for 2005. The change was primarily due to a higher decrease in income tax payable, partially offset by a higher increase in overcollected regulatory balancing accounts and a higher decrease in interest receivable in 2005.

For the six months ended June 30, 2005, the company made pension and other postretirement benefit plan contributions of $5 million and $3 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $147 million to $209 million for 2005 primarily due to a $122 million repayment of an intercompany loan by Sempra Energy in 2004.

In March 2005, SDG&E submitted a proposal to the CPUC for installing advanced electric meters with integrated two-way communications. This advanced metering infrastructure (AMI) has several features that would encourage customers to conserve electricity and shift usage from time periods of high prices or capacity constraints, and could also result in various efficiency improvements. Installing AMI would require spending $420 million for full deployment over four years, including $13 million in pre-deployment funding through 2006. A proposal to authorize the pre-deployment funding is pending CPUC approval. If approved, all issues will be heard by the CPUC in February 2006 with a final decision expected in late summer of 2006. By CPUC order, SDG&E will also file supplemental information regarding various other deployment scenarios.

Significant capital expenditures in 2005 are expected to be for additions to the company's natural gas and electric distribution systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities increased by $86 million to $135 million for 2005. The change was due to lower common dividends paid in 2005. In May 2005, SDG&E issued $250 million of 30-year first mortgage bonds.

COMMITMENTS

At June 30, 2005, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $250 million related to the issuance of first mortgage bonds at SDG&E. The bonds are expected to mature in 2035.

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

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had or may have a significant effect on the company's financial statements are described in Note 2 of the notes to Consolidated Financial Statements. Pronouncements of particular importance to the company are described below.

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

FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47): Issued in March 2005, FIN 47 clarifies that the term "conditional asset-retirement obligation" as used in SFAS 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset-retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires companies to recognize a liability for the fair value of a conditional asset-retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for the company's 2005 annual report.

Further discussion is provided in Note 2 of the notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of June 30, 2005, the total Value at Risk of SDG&E's positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after March 31, 2005:

Current Report on Form 8-K filed May 4, 2005, filing as an exhibit Sempra Energy's press release of May 4, 2005, giving the financial results for the three months ended March 31, 2005.

Current Report on Form 8-K filed May 16, 2005, modifying and superseding in its entirety the description of SDG&E's first mortgage bonds set forth in the prospectus contained in SDG&E's Registration Statement on Form S-3, file no. 333-52150.

Current Report on Form 8-K filed May 19, 2005, announcing the completion of the public offering and sale of SDG&E's first mortgage bonds registered under SDG&E's Registration Statement on Form S-3, file no. 333-52150.

Current Report on Form 8-K filed June 23, 2005, announcing the filing of a petition with the Federal Energy Regulatory Commission seeking a declaratory order of exclusive federal jurisdiction in the Continental Forge class action litigation.

Current Report on Form 8-K filed June 30, 2005, announcing the resignation of the company's principal accounting officer, and his successor.

Current Report on Form 8-K filed August 2, 2005, filing as exhibits Sempra Energy's press release of August 2, 2005, giving the financial results for the three months ended June 30, 2005, and related Income Statement Data by Business Unit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 2, 2005	By: /S/ S. D. Davis

S. D. Davis Sr. Vice President-External Relations and Chief Financial Officer