Form 10-Q
period 2005-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 2005-11-02
CIK 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2005

Commission file number	1-3779

SAN DIEGO GAS & ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)
California	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8330 Century Park Court, San Diego, California 92123

(Address of principal executive offices) (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
	Three months ended
	September 30,

	2005	2004

Operating revenues
Electric	$467	$449
Natural gas	134	101

Total operating revenues	601	550

Operating expenses
Cost of electric fuel and purchased power	146	143
Cost of natural gas	89	61
Other operating expenses	171	135
Depreciation and amortization	66	68
Income taxes	(7)	50
Franchise fees and other taxes	32	29

Total operating expenses	497	486

Operating income	104	64

Other income and deductions (Note 3)	19	14

Interest charges
Long-term debt	17	14
Other	3	3
Allowance for borrowed funds used during construction	(1)	(1)

Total	19	16

Net income	104	62
Preferred dividend requirements	2	2

Earnings applicable to common shares	$102	$60

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME
(Dollars in millions)
	Nine months ended
	September 30,

	2005	2004

Operating revenues
Electric	$1,274	$1,259
Natural gas	487	407

Total operating revenues	1,761	1,666

Operating expenses
Cost of electric fuel and purchased power	437	425
Cost of natural gas	310	233
Other operating expenses	465	426
Depreciation and amortization	197	203
Income taxes	39	121
Franchise fees and other taxes	90	84

Total operating expenses	1,538	1,492

Operating income	223	174

Other income and deductions (Note 3)	24	21

Interest charges
Long-term debt	47	46
Other	8	8
Allowance for borrowed funds used during construction	(2)	(3)

Total	53	51

Net income	194	144
Preferred dividend requirements	4	4

Earnings applicable to common shares	$190	$140

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2005	2004

ASSETS
Utility plant, at original cost	$6,727	$6,345
Accumulated depreciation and amortization	(1,900)	(1,821)

Utility plant, net	4,827	4,524

Nuclear decommissioning trusts	631	612

Current assets:
Cash and cash equivalents	53	9
Accounts receivable - trade	181	185
Accounts receivable - other	69	30
Interest receivable	16	55
Due from unconsolidated affiliates	39	30
Regulatory assets arising from fixed-price contracts and other derivatives	51	55
Other regulatory assets	81	77
Inventories	83	88
Other	68	31

Total current assets	641	560

Other assets:
Deferred taxes recoverable in rates	286	278
Regulatory assets arising from fixed-price contracts and other derivatives	411	448
Other regulatory assets	278	341
Sundry	81	71

Total other assets	1,056	1,138

Total assets	$7,155	$6,834

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2005	2004

CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock (255 million shares authorized; 117 million shares outstanding)	$938	$938
Retained earnings	488	372
Accumulated other comprehensive income (loss)	(13)	(13)

Total common equity	1,413	1,297
Preferred stock not subject to mandatory redemption	79	79

Total shareholders' equity	1,492	1,376
Long-term debt	1,223	1,022

Total capitalization	2,715	2,398

Current liabilities:
Accounts payable	164	200
Due to unconsolidated affiliates	393	15
Income taxes payable	34	225
Deferred income taxes	27	15
Regulatory balancing accounts, net	394	331
Fixed-price contracts and other derivatives	51	55
Customer deposits	50	45
Current portion of long-term debt	66	66
Other	247	256

Total current liabilities	1,426	1,208

Deferred credits and other liabilities:
Due to unconsolidated affiliate	--	267
Customer advances for construction	37	45
Deferred income taxes	520	522
Deferred investment tax credits	35	37
Regulatory liabilities arising from cost of removal obligations	953	913
Regulatory obligations arising from asset retirement obligations	342	333
Fixed-price contracts and other derivatives	411	448
Asset retirement obligations	325	318
Mandatorily redeemable preferred securities	18	19
Deferred credits and other	373	326

Total deferred credits and other liabilities	3,014	3,228

Commitments and contingencies (Note 6)

Total liabilities and shareholders' equity	$7,155	$6,834

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Dollars in millions)

	Nine months ended
	September 30,

	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$194	$144
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	197	203
Deferred income taxes and investment tax credits	43	3
Non-cash rate reduction bond expense	51	56
Other	(5)	--
Net changes in other working capital components	(210)	(79)
Changes in other assets	4	(4)
Changes in other liabilities	45	1

Net cash provided by operating activities	319	324

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(342)	(283)
Affiliate loan	(47)	87
Other	(4)	(6)

Net cash used in investing activities	(393)	(202)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(75)	(205)
Preferred dividends paid	(4)	(4)
Issuances of long-term debt	250	251
Payments on long-term debt	(48)	(299)
Redemptions of preferred stock	(3)	(3)
Other	(2)	--

Net cash provided by (used in) financing activities	118	(260)

Increase (decrease) in cash and cash equivalents	44	(138)
Cash and cash equivalents, January 1	9	148

Cash and cash equivalents, September 30	$53	$10

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$43	$48

Income tax payments, net of refunds	$179	$105

See notes to Consolidated Financial Statements.

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

Information in this Quarterly Report is unaudited and should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2004 (the Annual Report) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

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

Changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, for the nine months ended September 30, 2005 and 2004 are as follows (dollars in millions):

	2005		2004

Balance as of January 1	$339	*	$326	*
Accretion expense	17		17
Payments	(11)		(9)

Balance as of September 30	$345	*	$334	*

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended September 30:

			Other
	Pension Benefits		Postretirement Benefits

	Three months ended September 30,		Three months ended September 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$3	$2	$--	$1
Interest cost	10	10	2	1
Expected return on assets	(11)	(10)	(1)	--
Amortization of :
Prior service cost	1	--	(1)	--
Actuarial loss	--	--	1	1
Regulatory adjustment	2	--	1	--

Total net periodic benefit cost	$5	$2	$2	$3

			Other
	Pension Benefits		Postretirement Benefits

	Nine months ended September 30,		Nine months ended September 30,

(Dollars in millions)	2005	2004	2005	2004

Service cost	$8	$6	$2	$2
Interest cost	31	30	4	3
Expected return on assets	(33)	(29)	(2)	(1)
Amortization of :
Transition obligation	--	--	--	1
Prior service cost	2	1	(1)	--
Actuarial loss	1	--	1	1
Regulatory adjustment	2	--	1	--

Total net periodic benefit cost	$11	$8	$5	$6

The company expects to contribute $21 million to its pension plans and $5 million to the other postretirement benefit plans in 2005. For the nine months ended September 30, 2005, $10 million and $5 million of contributions have been made to the pension and other postretirement benefit plans, respectively, including $5 million and $2 million recorded in pension and other postretirement benefits plans, respectively, for the three months ended September 30, 2005.

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

Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3:" This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. Accounting Principles Board Opinion (APBO) No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 3. OTHER FINANCIAL DATA

Credit Agreements

In August 2005, SDG&E and its affiliate, SoCalGas, amended their combined revolving credit facility to increase the amount of borrowings available from $500 million to $600 million. The term of the facility was renewed and extended from an original term of three years expiring in May 2007 to a new term of five years expiring in August 2010. Under the amended facility, each utility may borrow up to $500 million, subject to a combined borrowing limit of $600 million. The facility requires each utility to maintain at the end of each quarter a ratio of total indebtedness to total capitalization (as defined in the facility) of no more than 65%. Borrowings under the facility, none of which are outstanding, are individual obligations of the borrowing utility and a default by one utility would not constitute a default or preclude borrowings by the other.

Comprehensive Income

For the three months and nine months ended September 30, 2005 and 2004, comprehensive income was equal to net income.

Capitalized Interest

SDG&E recorded $1 million and $2 million of capitalized interest for the three months and nine months ended September 30, 2005, respectively. SDG&E recorded $1 million and $3 million of capitalized interest for the three months and nine months ended September 30, 2004, respectively.

Other Income and Deductions

 Other income and deductions consist of the following:

	Three months		Nine months
	ended September 30,		ended September 30,

(Dollars in millions)	2005	2004	2005	2004

Interest income	$15	$18	$20	$24
Regulatory interest, net	(4)	(1)	(9)	(4)
Allowance for equity funds used during construction	2	2	6	7
Income taxes on non-operating income	1	(5)	--	(7)
Other, net	5	--	7	1

Total	$19	$14	$24	$21

NOTE 4. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing.

Cash Flow Hedges

Interest-Rate Swaps

In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing from 2034 through 2039 for fixed rates. The swaps expire in 2009. For the three and nine months ended September 30, 2005, pre-tax income arising from the ineffective portion of the interest-rate cash flow hedges included $4.4 million and $5.0 million, respectively, recorded in Other Income and Deductions on the Statements of Consolidated Income. The effect of the interest-rate cash flow hedges on other comprehensive income (loss) was immaterial for the three months and nine months ended September 30, 2005. At September 30, 2005, the balance in Accumulated Other Comprehensive Income (Loss) related to interest-rate cash flow hedges was reduced to zero due to the hedge ineffectiveness.

Energy Contracts

At SDG&E, the use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. SDG&E records transactions for natural gas and electric energy contracts in Cost of Natural Gas and Cost of Electric Fuel and Purchased Power, respectively, on the Statements of Consolidated Income. Unrealized gains and losses related to these derivatives are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses will be recoverable or payable in future rates.

NOTE 5. REGULATORY MATTERS

SAN ONOFRE NUCLEAR GENERATING STATION (SONGS)

On May 5, 2005, the California Public Utilities Commission (CPUC) granted SDG&E a rehearing to resolve what SDG&E has contended was a computational error in the CPUC's setting of revenue for SDG&E's share of the operating costs of SONGS. Any adjustment will be retroactive to January 1, 2004. If SDG&E is fully successful, its revenue for the period in which the rehearing is concluded would be increased by $10 million for each of 2004 and 2005. Final resolution is expected by the end of 2005 or early 2006.

With the end of the Incremental Cost Incentive Mechanism in 2003, SDG&E's SONGS ratebase restarted at $0 on January 1, 2004 and, therefore, SDG&E's earnings from SONGS are now generally limited to a return on new capital additions.

In 2004 Southern California Edison (Edison), the operator of SONGS, applied for CPUC approval to replace the steam generators at SONGS, stating that the work needed to be done in 2009 and 2010 for Units 2 and 3, respectively, and would require an estimated capital expenditure of $680 million (in 2004 dollars). SDG&E intervened in this application and requested that the CPUC either deny Edison's application as premature, direct Edison to purchase the new steam generators but defer the replacement until it is warranted, or direct Edison to purchase SDG&E's share in the facility and offer back a long-term Power Purchase Agreement in an amount equal to SDG&E's current share, 430 megawatts (MW). Hearings before the CPUC on Edison's application were completed in February 2005, and a final decision addressing the cost effectiveness of the steam generator project is expected in late 2005 or early 2006. SDG&E elected not to participate in the steam generator replacement project, which triggered a dispute under the SONGS operating agreement over the extent to which SDG&E's ownership share and its related share of SONGS' output would be reduced from its existing 20% interest if SDG&E does not participate in this project.

Arbitration hearings were concluded during January 2005 and, in February 2005, an arbitrator issued a decision that would result in SDG&E's ownership interest in SONGS and its related share of SONGS' output being reduced to zero if SDG&E continues to decline to participate in the project. To relinquish its ownership share and to address the arbitrator's decision, SDG&E is required to file an application with the CPUC, with a decision expected in 2007. The CPUC could require SDG&E to participate in the project and retain a share of SONGS or, if the reductions of SDG&E's ownership percentage resulting from the final CPUC decision were to be unacceptable, SDG&E may elect to participate in the project and retain its current 20-percent ownership share of SONGS. If SDG&E's ownership share of SONGS is reduced, SDG&E would seek to recover its net investment in SONGS made since January 1, 2004 ($48 million at September 30, 2005) and any future SONGS investments made prior to the time the ownership reduction becomes effective, and its return on those investments. An October 31, 2005 CPUC draft decision proposes that cost recovery be limited to the $680 million and that costs be subject to a reasonableness review. The proposed decision defers SDG&E's request not to participate in the project to a future date.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR) and demand-side management (DSM) awards are not included in the company's earnings until CPUC approval of the award is received. During the nine months ended September 30, 2005, the incentive rewards approved and included in earnings consisted of $0.2 million related to SDG&E's Year 11 natural gas PBR, none of which occurred in the quarter ended September 30, 2005.

On October 27, 2005, the CPUC approved the settlement agreement between the California Utilities and the CPUC's Office of Ratepayers Advocates (ORA), resolving all outstanding shareholder earnings claims associated with DSM, energy efficiency and low-income energy efficiency programs through various dates, depending on the program. The decision provides for $73 million in awards, including interest, franchise fees, uncollectible amounts and awards earned in prior years that had not yet then been requested. Approximately $40 million of the $73 million award will be included in fourth quarter 2005 income.

On October 27, 2005, the CPUC also approved $8.2 million in PBR incentive awards for SDG&E's 2003 Distribution PBR performance report, relating to employee safety, customer service and electric reliability. This award is subject to refund in the event the current investigation of Edison's service quality incentive awards warrants a further investigation of PBR incentives for other utilities, including SDG&E. The CPUC's Consumer Protection and Safety Division is conducting an ongoing investigation of Edison's PBR incentive data reporting.

The cumulative amount of these awards subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below is $8.4 million, substantially all of which has been included in net income.

ELECTRIC RESOURCES

The California Department of Water Resources' (DWR) operating agreement with SDG&E, approved by the CPUC, provides that SDG&E is acting as a limited agent on behalf of the DWR in undertaking energy sales and natural gas procurement functions under the DWR contracts allocated to SDG&E's customers. Legal and financial responsibility associated with these activities continues to reside with the DWR. Therefore, commodity costs associated with long-term contracts allocated to SDG&E from the DWR (and the revenues to recover those costs) are not included in the Statements of Consolidated Income.

In October 2003, the CPUC initiated a proceeding to consider a permanent methodology for allocating the DWR's revenue requirement beginning in 2004 through the remaining life of the DWR contracts (2013). On June 30, 2005, the CPUC reversed its prior decision and assigned SDG&E customers $422 million of the costs (instead of the $790 million per the prior decision). Such allocation does not affect SDG&E's net income, but does affect its customers' commodity rates. In August 2005, Edison, The Utility Reform Network and the California Large Energy Consumers Association filed a Petition for Modification, not disputing the allocation of the DWR decision, but rather the schedule for reallocation.

In June 2004, the CPUC approved a request by SDG&E to enter into new electric resource contracts to meet its short- and long-term grid reliability needs, including the ten-year 573-MW Otay Mesa Power Purchase Agreement (OMPPA) with Calpine. The OMPPA would begin January 1, 2008. In June 2005, the CPUC granted limited rehearing of its approval of the OMPPA. While the CPUC found that SDG&E needs the power to be supplied by the OMPPA, it determined that the record did not contain sufficient evidence to demonstrate that the OMPPA is beneficial to ratepayers. The CPUC's Office of Ratepayer Advocates (ORA) contends that the OMPPA will be more costly to ratepayers than alternatives such as purchases from other sources, delaying the start date or rebidding the requirement. A hearing on this matter commenced on October 31, 2005, and a CPUC decision is expected in early 2006. In July 2005, the CPUC also approved SDG&E's request for the construction (CPCN application) of $209 million in transmission facilities needed, in part, to provide full dispatchability of Calpine's Otay Mesa power plant. In August 2005, the ORA moved to stay the CPUC's approval of this CPCN application, but the Administrative Law Judge (ALJ) rejected the motion and SDG&E has commenced construction of the OMPPA transmission upgrade project.

State law requires SDG&E to achieve a 20% renewable energy portfolio no later than 2017 and this requirement could be accelerated to 2010. SDG&E continues to pursue additional renewable resources with the goal of achieving a 20% portfolio of renewable resources by 2010. In response to its request for offers issued in July 2004, SDG&E entered into contracts with four developers for purchase of energy from projects to begin operation between 2007 and 2016. SDG&E has entered into a 20-year contract with Stirling Energy Systems to develop a 300 MW solar project in the Imperial Valley area of California. The first phase of this project is scheduled for commercial operation in 2008 - 2010. SDG&E has an option for an additional 300 MW and the right of first refusal for 300 MW more. SDG&E has entered into a 20-year contract with Pacific Wind for development of a 205.5 MW wind project to be located in Southern California. This project is scheduled for commercial operation in 2007 - 2008. 10-year and 15-year contracts were signed for a total of 18.75 MW of energy and capacity from landfill gas projects to be located in SDG&E's service area.

Together the four projects will raise SDG&E's overall renewable portfolio to 13.3 % in 2010. The Stirling Energy System project is contingent upon successful completion of a new transmission line from the Imperial Valley region to San Diego. Because the Pacific Wind project is outside of SDG&E's service territory, it is contingent upon the construction of new transmission facilities by an unrelated party to allow for delivery of the output of the project to SDG&E.

These contracts are subject to CPUC approval. In September 2005, SDG&E issued an additional request for offers for renewable energy.

RECOVERY OF CERTAIN DISALLOWED TRANSMISSION COSTS

On September 22, 2005, the Federal Energy Regulatory Commission (FERC) approved SDG&E's May 2005 settlement with the California Independent System Operator (ISO), which provides for refunds of ISO charges on the Arizona Public Service and the Imperial Irrigation District ownership shares of the Southwest Powerlink (SWPL), and resolves such unreimbursed charges going forward. Therefore, SDG&E recorded pre-tax income of $44 million in the third quarter of 2005.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In February 2003, the CPUC opened an investigation of the business activities of SDG&E, SoCalGas and Sempra Energy to determine if they have complied with statutes and CPUC decisions in the management, oversight and operations of their companies. This proceeding was suspended in September 2003 pending the results of an independent audit.

In November 2004, the CPUC initiated the independent audit (known as the GDS audit) to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of SDG&E and SoCalGas. A final audit report covering years 1997 through 2003 is now expected to be provided to the CPUC on or before December 1, 2005. The scope of the audit is broader than the annual affiliate audit.

As reported in the company's Form 10-Q for the quarter ended June 30, 2005, the California Utilities filed with the CPUC on May 2, 2005 the results of the annual independent audit of the California Utilities' transactions with other Sempra Energy affiliates covering calendar year 2004. In response to a finding of the auditor that utility procurement information was improperly provided to an affiliated risk management consulting firm employed by Sempra Energy, the California Utilities have adopted the auditor's recommendation to perform risk management functions themselves rather than utilizing Sempra Energy's Risk Management Department.

The two following sections ("Natural Gas Market OIR" and "CPUC Investigation of Energy-Utility Holding Companies") also discuss issues related to affiliate relationships.

NATURAL GAS MARKET OIR

The CPUC's Natural Gas Market Order Instituting Rulemaking (OIR) was instituted in January 2004 and is being addressed in two phases. A decision on Phase I was issued in September 2004; evidentiary hearings on Phase II were held in August 2005 and addressed a variety of issues including the adequacy of the utilities' transmission and storage facilities. A proposed decision is expected by the end of 2005. Natural gas quality standards and interconnection requirements are being addressed in separate phases. Further discussion of Phase I and Phase II is included in the Annual Report.

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

A separate application, to provide system integration, firm access rights and off-system deliveries, has been bifurcated into two phases, with evidentiary hearings on the first phase (system integration) held in September 2005 to consider whether the transmission component of the natural gas transportation rates of SDG&E and SoCalGas should be equalized. System integration would allow customers in the SDG&E and SoCalGas service territories to access upstream supplies of natural gas on an equal basis. In the second phase, to be addressed in mid-2006, the CPUC will consider establishing a system of firm access rights into the utilities' system and off-system deliveries.

CPUC INVESTIGATION OF ENERGY-UTILITY HOLDING COMPANIES

In January 2002, the CPUC ruled that it had jurisdiction to enforce conditions to which holding companies for the California IOUs had agreed in connection with their formation. In its past investigations into the relationship between California's IOUs and their parent holding companies, the CPUC has broadly determined that it could, in appropriate circumstances, require the holding company to provide cash to a utility subsidiary to cover its operating expenses and working capital to the extent it is not adequately funded through retail rates. This would be in addition to the requirement of holding companies to provide for their utility subsidiaries' capital requirements, as the IOUs previously acknowledged in connection with their holding companies' formations.

On October 27, 2005, the CPUC initiated a proceeding to re-examine the relationships among the California IOUs and their parent holding companies and other non-utility affiliates. It contemplates a review of the capital budgets, capital allocation processes, and dividend and capital retention policies of the utilities and their non-utility affiliates to better understand the amount of capital to be allocated for investment in energy infrastructure to meet California's need for reliable energy. The CPUC may propose additional rules or regulations to ensure that the utilities retain sufficient capital and the ability to access such capital to meet their customers' needs, and to address potential conflicts between the interests of utility ratepayers and those of their non-utility affiliates to ensure that they do not undermine the utilities' ability to meet their public service obligations at the lowest possible cost. A preliminary schedule contemplates that any proposed rules and final rules would be issued for comment and final rules be adopted in the first quarter of 2006.

2005 COST OF CAPITAL

In May 2005, SDG&E submitted a request to the CPUC seeking a return on equity (ROE) of 12.00%, an increase from its current ROE of 10.37%. This application was consolidated with the similar applications of Pacific Gas & Electric (PG&E) and Edison. The request also seeks to increase SDG&E's equity ratio from 49.0% to 51.0% to mitigate the impact on its capital structure associated with the debt equivalence of purchased power contracts. Together, these changes, if adopted, would result in an overall rate of return of 9.00% and increase SDG&E's electric distribution revenue requirement by $29.3 million, or 4.1%, and increase SDG&E's natural gas transportation revenue requirement by $6.6 million, or 2.5%. A CPUC decision is expected by year-end.

ADVANCED METERING INFRASTRUCTURE

In March 2005, SDG&E submitted a proposal to the CPUC for installing advanced electric meters with integrated two-way communications. This advanced metering infrastructure (AMI) has several features that would encourage customers to conserve electricity and shift usage away from time periods of high prices or capacity constraints, and could also result in various efficiency improvements. Installing AMI would require an estimated investment of $450 million for full deployment over four years. A settlement agreement between all parties agreeing to SDG&E's pre-deployment funding proposal was adopted by the CPUC on August 15, 2005. As a result, $9 million of pre-deployment expenditures was authorized through 2006. A Request for Proposals seeks responses by the end of 2005. All issues will be heard by the CPUC in March 2006, with a final decision expected in late 2006.

SOUTHERN CALIFORNIA FIRES

On August 25, 2005, the assigned commissioner's proposed decision granting SDG&E full recovery of incurred costs ($40.8 million) associated with the 2003 Southern California fires was approved by the CPUC.

NOTE 6. CONTINGENCIES

NUCLEAR INSURANCE

SDG&E and the other owners of SONGS have insurance coverage of $300 million for nuclear liability claims related to SONGS, the maximum amount available. In addition, the Price-Anderson Act provides for up to $10.5 billion of secondary financial protection. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss which exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed to provide the secondary financial protection. SDG&E's total share would be $40 million, subject to an annual maximum assessment of $6 million, unless a default were to occur by any other SONGS owner. In the event the secondary financial protection limit were insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance and up to $490 million for outage expenses and replacement power costs. This coverage is limited to $3.5 million per week for the first 52 weeks and $2.8 million per week for up to 110 additional weeks, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company, through which insured members are subject to retrospective premium assessments (up to $8.65 million in SDG&E's case).

Further information is provided in the Annual Report.

LITIGATION

The company has expended and continues to expend substantial amounts with respect to the legal proceedings and related investigations and regulatory matters summarized below. At September 30, 2005, the company had accrued $78 million to provide for the estimated costs of these matters, of which $78 million related to matters arising from the 2000-2001 California energy crisis, all of which is recorded in Other Current Liabilities and Deferred Credits and Other on the Consolidated Balance Sheets and almost all of which pertains to litigation that is continuing at October 31, 2005. (The related expenses are recorded in Other Operating Expenses in the Statements of Consolidated Income.) However, the uncertainties inherent in complex legal proceedings and, in particular, jury trial litigation make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition. Further background on these matters is provided in the Annual Report.

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

Natural Gas Cases

Class-action and individual antitrust and unfair competition lawsuits (frequently referred to as the Continental Forge litigation), filed in 2000 and thereafter and now consolidated in San Diego Superior Court, allege that Sempra Energy and the California Utilities, along with El Paso Natural Gas Company (El Paso) and several of its affiliates, unlawfully sought to control natural gas and electricity markets. Plaintiff class members include virtually all natural gas and electric consumers served by the California IOUs. In December 2003, the Court approved a settlement with the El Paso entities valued at approximately $1.6 billion to resolve these claims and other litigation involving claims unrelated to those asserted against Sempra Energy and the California Utilities. The proceeding against Sempra Energy and the California Utilities, in which the remaining plaintiffs claim damages of $23 billion after applicable trebling, has not been resolved and continues to be litigated.

An initial jury trial in this litigation began on October 24, 2005, pursuant to a stipulation with respect to its size, scope, format and binding effect. The stipulation permits Sempra Energy and the California Utilities to appeal any final judgment in the initial trial that is unfavorable to them prior to any additional proceedings in the trial court.

The initial trial is for two plaintiff subclasses, residential natural gas and electricity customers in Ventura County, California and all other residential electricity customers of Southern California Edison Company (Edison). Employing the plaintiffs' damages methodology, the damage claims of these plaintiffs are estimated to total approximately $80 million and $1.2 billion, respectively, after applicable trebling, plus additional indeterminate amounts (not subject to trebling) for claims of unfair competition. The remainder of plaintiffs' $23 billion damage claims is allocable to plaintiffs other than the Ventura residential customer subclass and the Edison residential customer subclass.

If a judgment favorable to the Ventura residential customer subclass were to be entered at the conclusion of the initial trial, Sempra Energy and the California Utilities could appeal the judgment by posting a bond in an amount not to exceed $75 million. Any initial trial judgment for the Edison residential customer subclass would not be a final judgment, and would be stayed pending the exhaustion of appellate review of any judgment for the Ventura residential customer subclass.

If appeals to overturn a judgment favorable to the Ventura residential subclass were to be ultimately unsuccessful, additional trials or other trial court proceedings with respect to other plaintiffs would then proceed. In these proceedings, Sempra Energy and the California Utilities would be precluded from relitigating previously determined issues of liability, causation and fact of damages that are not unique to the specific plaintiff groups in the proceedings. Final judgments with respect to those plaintiffs and with respect to the Edison residential customer subclass (as determined by the initial trial) would be entered following the conclusion of the additional proceedings.

The FERC has not yet acted on a petition filed by Sempra Energy and the California Utilities on June 22, 2005, seeking a declaratory order that the FERC has exclusive jurisdiction with respect to the issues raised in these proceedings that preempts the California litigation. However, the San Diego Superior Court has previously rejected assertions of FERC exclusive jurisdiction and a FERC ruling favorable to Sempra Energy, SoCalGas and SDG&E would not, in itself, dispose of the California litigation.

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

The company is cooperating with an investigation being conducted by the California Attorney General into possible anti-competitive behavior in the natural gas and electricity markets during 2000-2001. Several of the company's senior officers previously testified at investigational hearings conducted by the California Attorney General's Office, and the company expects additional hearings to be held.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and other Sempra Energy subsidiaries, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

During 2004, 12 antitrust actions were filed against the company, alleging that energy prices were unlawfully manipulated by defendants' reporting artificially inflated natural gas prices to trade publications and by entering into wash trades. Several of those lawsuits seek class action certification. On April 8, 2005, one of those lawsuits, filed in the Nevada U.S. District Court, was dismissed on the merits, on the grounds that the claims asserted were preempted by federal law and the Filed Rate Doctrine. In June 2005, the three remaining lawsuits pending in the Nevada U.S. District Court were amended to name the California Utilities as defendants. Motions to dismiss those lawsuits have been filed and are awaiting resolution by the District Court. In addition, in June 2005, a class action lawsuit similar to the pending individual suits in the Nevada federal court was filed by Ever-bloom, Inc., et al., in the U.S. District Court for the Eastern District of California and has now been coordinated with the Nevada federal court proceeding. With respect to the lawsuits coordinated before the San Diego Superior Court, on June 29, 2005, the court denied defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. A separate motion to dismiss filed by Sempra Energy for improper joinder remains pending resolution by the court.

Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries, including SDG&E, that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court granted a motion to dismiss one of these lawsuits, filed by the Snohomish County, Washington Public Utility District against Sempra Energy and certain non-utility subsidiaries, among others, on the grounds that the claims contained in the complaint were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. In September 2004, the Ninth Circuit U.S. Court of Appeals affirmed the district court's ruling, finding that the FERC, not civil courts, has exclusive jurisdiction over the matter. Snohomish County appealed the Ninth Circuit decision to the U.S. Supreme Court, which, in June 2005, declined to review the decision. The company believes that this decision provides a precedent for the dismissal on the basis of federal preemption and the Filed Rate Doctrine of the other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets. On October 4, 2005, on the basis of federal preemption and Filed Rate grounds, the San Diego Superior Court dismissed with prejudice the initial consolidated cases that claimed that energy companies, such as the Sempra Energy companies, manipulated the wholesale electricity markets.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. A CPUC ALJ proposed decision was rejected by the CPUC in December 2004.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved, and/or order the party to issue a refund to ratepayers. At September 30, 2005, the cumulative amount of these shareholder awards, substantially all of which has been included in net income, was $8.4 million.

The CPUC may hold additional rounds of hearings to consider whether other companies, including other California utilities, contributed to the natural gas price spikes, or issue an order terminating the investigation. Discovery is ongoing and initial testimony is scheduled to be filed on November 3, 2005.

FERC Refund Proceedings

In December 2002, a FERC ALJ issued preliminary findings indicating that the California Power Exchange (PX) and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different estimate of natural gas prices. The March 2003 order estimates that the replacement formula for estimating natural gas prices will increase the refund obligations from $1.8 billion to more than $3 billion for the same time period. Pending in the Ninth Circuit are various parties' appeals on aspects of the FERC's order. In April 2005, the Ninth Circuit heard oral argument on issues relating to the scope of the refund proceeding and whether the FERC had jurisdiction to order refunds from governmental entities. The Ninth Circuit determined in September 2005 that FERC did not have jurisdiction to order refunds from governmental entities. A decision on the remaining issues argued before the Court in April 2005 remains pending.

Including settlements with Reliant, Enron and Public Service of Colorado during the third quarter of 2005, as well as the previous settlements with Williams, Duke, Dynegy and Mirant, SDG&E has been awarded approximately $130 million through September 30, 2005, in settlement of certain claims related to the 2000-2001 energy crisis. Except for reimbursement of SDG&E's legal costs, all of the funds are applied to reduce electric rates. The Reliant and Public Service of Colorado settlements are currently pending approval before the FERC and the Enron settlement is pending approval before both the FERC and the Enron Bankruptcy Court.

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

RESULTS OF OPERATIONS

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following tables summarize the major unusual factors affecting the company's earnings for the three month and nine month periods ended September 30, 2005 and 2004. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

Nine Months ended September 30

	Net Income		Operating Income

(Dollars in millions)	2005	2004	2005	2004

Reported amounts	$194	$144	$223	$174

Resolution of prior years' income-tax issues	(45)	9	(45)	9
Increase in California energy crisis litigation reserves
	27	--	27	--
Regulatory issues	(24)	--	(20)	--

	$152	$153	$185	$183

Three Months ended September 30
	Net Income		Operating Income

(Dollars in millions)	2005	2004	2005	2004

Reported amounts	$104	$62	$104	$64

Resolution of prior years' income-tax issues	(39)	3	(39)	3
Increase in California energy crisis litigation reserves
	27	--	27	--
Regulatory issues	(27)	--	(23)	--

	$65	$65	$69	$67

Revenue

During the nine months and three months ended September 30, 2005, natural gas revenues increased compared to the corresponding periods in 2004 as a result of higher natural gas costs.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SDG&E's natural gas procurement PBR mechanism allows the California Utilities to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 11 of the notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the electric and natural gas volumes and revenues by customer class for the nine month periods ended September 30.

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)

	2005		2004

	Volumes	Revenue	Volumes	Revenue

Residential	5,318	$557	5,242	$518
Commercial	5,007	502	4,960	487
Industrial	1,602	108	1,542	99
Direct access	2,493	87	2,560	77
Street and highway lighting	70	8	71	8

	14,490	1,262	14,375	1,189
Balancing accounts and other		12		70

Total		$1,274		$1,259

Although commodity costs associated with long-term contracts allocated to SDG&E from the DWR (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2005:
Residential	24	$271	--	$--	24	$271
Commercial and industrial	13	120	3	4	16	124
Electric generation plants	--	2	50	29	50	31

	37	$393	53	$33	90	426
Balancing accounts and other						61

Total						$487

2004:
Residential	25	$238	--	$--	25	$238
Commercial and industrial	13	104	3	3	16	107
Electric generation plants	--	--	53	26	53	26

	38	$342	56	$29	94	371
Balancing accounts and other						36

Total						$407

Income Taxes

Income tax expense was $39 million and $128 million for the nine months ended September 30, 2005 and 2004, respectively, and the effective income tax rates were 17 percent and 47 percent, respectively. Income tax benefit was $8 million and income tax expense was $55 million for the three months ended September 30, 2005 and 2004, respectively, and the effective income tax rates were (8) percent and 47 percent, respectively. The decreases in expense were due to lower pre-tax income and the lower effective tax rate. The decrease in the effective rate was due primarily to the favorable resolution of prior years' income-tax issues in 2005, offset, for the nine months, by a lesser amount of favorable resolutions in 2004.

Net Income

Net income for SDG&E increased by $50 million (35%) to $194 million for the nine months ended September 30, 2005, primarily due to the FERC's approval of the settlement with the ISO, which provides for refunds of ISO charges to SDG&E, and the favorable resolution of income-tax issues in 2005, offset by California energy crisis litigation reserves and higher interest income in 2004 related to income tax refunds. Net income for SDG&E increased by $42 million (68%) to $104 million for the three months ended September 30, 2005, primarily due to the FERC's approval of the ISO settlement and the favorable resolution of income-tax issues, offset by litigation reserves recorded in 2005.

CAPITAL RESOURCES AND LIQUIDITY

The company's utility operations are a major source of liquidity. At September 30, 2005, there was $53 million in unrestricted cash and $500 million in available unused, committed lines of credit. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor the company's ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

The company's credit agreements are discussed more fully in Note 3 of the notes to Consolidated Financial Statements.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities decreased by $5 million to $319 million for 2005. The change was primarily due to an increase in income tax payments, offset by an increase in net income, a reduction of interest receivable and a higher increase in overcollected regulatory balancing accounts in 2005.

For the nine months ended September 30, 2005, the company made pension and other postretirement benefit plan contributions of $10 million and $5 million, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

As described in Note 6 of the notes to Consolidated Financial Statements, SDG&E is pursuing additional contracts for renewable energy supplies and CPUC approval for construction of related transmission facilities.

Net cash used in investing activities increased by $191 million to $393 million for 2005 primarily due to increased advances to and repayments by Sempra Energy in 2005 and 2004, respectively.

Significant capital expenditures in 2005 are expected to be for additions to the company's natural gas and electric distribution systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities increased by $378 million to $118 million for 2005. The change was due to lower common dividends and debt repayments in 2005.

COMMITMENTS

At September 30, 2005, there were no significant changes to the commitments that were disclosed in the Annual Report, except that the natural gas contract and purchased-power contract commitments were $188 million and $4.4 billion, respectively. The future payments under these commitments are expected to be $221 million for 2005, $267 million for 2006, $291 million for 2007, $333 million for 2008, $328 million for 2009 and $3.1 billion thereafter. Also, the company issued $250 million first mortgage bonds maturing in 2035.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. These factors are discussed in Note 5 of the notes to Consolidated Financial Statements.

Litigation

Note 6 of the notes to Consolidated Financial Statements herein and Note 12 of the notes to Consolidated Financial Statements in the Annual Report describe litigation (primarily cases arising from the California energy crisis), the ultimate resolution of which could have a material adverse effect on future performance.

Industry Developments

Note 5 of the notes to Consolidated Financial Statements herein and Notes 10 and 11 of the notes to Consolidated Financial Statements in the Annual Report describe electric and natural gas restructuring and rates and other pending proceedings and investigations.

Increased Cost of Natural Gas

SDG&E purchases substantially all of the natural gas that it sells to customers at prices at or near market prices prevailing at the time of delivery with increases and decreases in the cost of natural gas supplies passed on to customers on a substantially concurrent basis. The cost of natural gas supplies has increased dramatically in recent months and further increases are possible during the winter heating season. However, on October 27, 2005, the CPUC approved the California Utilities' emergency winter natural gas hedging plan, which is designed to help lessen the impacts of severe price spikes by providing price protection to core customers during this upcoming winter season. The CPUC, anticipating rising utility costs, also approved rules that impose restrictions on residential customers' utility shutoffs this winter. As a result of this decision, utility companies under CPUC jurisdiction, including the California Utilities, won't be able to terminate service to residential customers who pay at least half their monthly billed amounts and who agree to deferred-payment plans. It is estimated that SDG&E's customer receivables will increase by $88 million above the amount anticipated otherwise, given existing market conditions through the end of the winter heating season due to the CPUC's order regarding restricted service termination for all residential customers. In addition, there has been limited discussion at the CPUC, primarily from consumer groups, to cap natural gas rates during the winter period. However, on October 25, 2005, the ALJ assigned to a related proceeding rejected the imposition of any capping of natural gas rates. Any measures that would preclude SDG&E from recovering substantially all of its costs on a current basis could materially and adversely affect SDG&E's cash flow and financial position.

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

As of September 30, 2005, the total Value at Risk of SDG&E's positions was not material.

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

During the quarter ended September 30, 2005, management outsourced certain human resource, payroll, and employee benefit functions to a third party service provider, and implemented a new software application that automates the tax provision calculation. The changes strengthen the design and effectiveness of the internal controls and improve the efficiency of these systems. As part of the conversion processes, management performed substantial testing of related internal controls intended to provide reasonable assurances that the converted data and subsequent ongoing process meet the company's objective to provide reliable financial reporting. Management has determined that the design of the controls surrounding these new processes satisfies the control objectives, and is currently evaluating the post-implementation operating effectiveness of these controls.

Except for these changes, there have been no changes in the internal controls over financial reporting during the company's most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2005, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 30, 2005, the County of San Diego filed a Complaint for Civil Penalties against Sempra Energy, SDG&E, and others alleging violations of certain legal requirements applicable to the abatement, handling and disposal of asbestos-containing materials during the demolition of a natural gas storage facility in 2001. The complaint seeks an unspecified penalty amount but involves potential monetary sanctions in excess of $100,000. The company believes that the county's claims are without merit and is vigorously defending the case. In January 2005, Sempra Energy and SDG&E received a grand jury subpoena from the United States Attorney's Office in San Diego seeking documents related to this matter and are fully cooperating with the investigation.

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

31.2 Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 -- Section 906 Certifications

32.1 Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2 Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

Exhibit 99 - Additional exhibits

99.1 Text of Stipulation in Continental Forge Litigation, incorporated by reference from Exhibit 99.1 of Form 8-K filed by San Diego Gas & Electric (Commission File Number 1-3779) on September 9, 2005.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after June 30, 2005:

Current Report on Form 8-K filed August 2, 2005, including as exhibits Sempra Energy's press release of August 2, 2005, giving the financial results for the three months ended June 30, 2005, and related Income Statement Data by Business Unit.

Current Report on Form 8-K filed August 11, 2005, reporting the amendment and restatement of the California Utilities' combined revolving credit facility.

Current Report on Form 8-K filed September 9, 2005, reporting a stipulation filed in the Continental Forge class action litigation.

Current Report on Form 8-K filed November 2, 2005, including as exhibits Sempra Energy's press release of November 2, 2005, giving the financial results for the three months ended September 30, 2005, and related Income Statement Data by Business Unit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 2, 2005	By: /s/ S. D. Davis

S. D. Davis Sr. Vice President-External Relations and Chief Financial Officer