Form 10-Q
period 2006-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 2006-05-02
CIK 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2006

Commission file number	1-3779

SAN DIEGO GAS & ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)
California	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31,

(Dollars in millions)	2006	2005

	(unaudited)
Operating revenues
Electric	$477	$398
Natural gas	245	223

Total operating revenues	722	621

Operating expenses
Cost of electric fuel and purchased power	210	145
Cost of natural gas	154	139
Other operating expenses	159	145
Depreciation and amortization	67	65
Franchise fees and other taxes	33	32

Total operating expenses	623	526

Operating income	99	95

Other income, net (Note 3)	2	3
Interest income	4	5
Interest expense	(22)	(16)

Income before income taxes	83	87

Income tax expense	35	27

Net income	48	60
Preferred dividend requirements	1	1

Earnings applicable to common shares	$47	$59

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in millions)	2006	2005

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16	$236
Accounts receivable - trade	209	188
Accounts receivable - other	76	83
Interest receivable	16	17
Due from unconsolidated affiliates	42	32
Deferred income taxes	17	7
Regulatory assets arising from fixed-price contracts
and other derivatives	93	76
Other regulatory assets	88	91
Inventories	67	78
Other	75	39

Total current assets	699	847

Other assets:
Deferred taxes recoverable in rates	294	294
Regulatory assets arising from fixed-price contracts
and other derivatives	389	398
Other regulatory assets	270	276
Nuclear decommissioning trusts	654	638
Sundry	69	66

Total other assets	1,676	1,672

Property, plant and equipment:
Property, plant and equipment	7,074	6,931
Less accumulated depreciation and amortization	(1,992)	(1,958)

Property, plant and equipment, net	5,082	4,973

Total assets	$7,457	$7,492

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in millions)	2006	2005

	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$61	$--
Accounts payable	226	243
Due to unconsolidated affiliates	13	441
Income taxes payable	69	6
Regulatory balancing accounts, net	214	179
Fixed-price contracts and other derivatives	93	76
Customer deposits	53	52
Current portion of long-term debt	66	66
Other	262	282

Total current liabilities	1,057	1,345

Long-term debt	1,438	1,455

Deferred credits and other liabilities:
Customer advances for construction	39	39
Deferred income taxes	593	591
Deferred investment tax credits	33	34
Regulatory liabilities arising from removal obligations	1,239	1,216
Asset retirement obligations	450	444
Fixed-price contracts and other derivatives	389	398
Mandatorily redeemable preferred securities	15	16
Deferred credits and other	395	392

Total deferred credits and other liabilities	3,153	3,130

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock not subject to mandatory redemption	79	79
Common stock (255 million shares authorized;
117 million shares outstanding)	1,138	938
Retained earnings	606	559
Accumulated other comprehensive income (loss)	(14)	(14)

Total shareholders' equity	1,809	1,562

Total liabilities and shareholders' equity	$7,457	$7,492

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,

(Dollars in millions)	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48	$60
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	67	65
Deferred income taxes and investment tax credits	(9)	(2)
Non-cash rate reduction bond expense	15	18
Other	(2)	(4)
Net change in working capital components	10	(9)
Changes in other assets	5	--
Changes in other liabilities	(10)	(5)

Net cash provided by operating activities	124	123

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(583)	(94)
Purchases of nuclear decommissioning and other trust assets	(109)	(67)
Proceeds from sales by nuclear decommissioning and
other trusts	109	68
Other	(1)	(2)

Net cash used in investing activities	(584)	(95)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	--	(75)
Capital contribution	200	--
Preferred dividends paid	(1)	(1)
Payments on long-term debt	(17)	(17)
Increase in short-term debt	61	67
Redemptions of preferred stock	(3)	(3)

Net cash provided by (used in) financing activities	240	(29)

Decrease in cash and cash equivalents	(220)	(1)
Cash and cash equivalents, January 1	236	9

Cash and cash equivalents, March 31	$16	$8

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$9	$14

Income tax payments (refunds), net	$(19)	$42

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

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 (the Annual Report).

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

Following are the changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, for the three months ended March 31, 2006 and 2005. FIN 47 was adopted prospectively on January 1, 2006.

(Dollars in millions)	2006		2005

Balance as of January 1	$463	*	$339	*
Accretion expense	7		6
Payments	(2)		(2)

Balance as of March 31	$468	*	$343	*

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

In accordance with FIN 47, the company has determined that the amount of asbestos-containing materials could not be determined and, therefore, no liability has been recognized for the related removal obligations. Since substantially all of the cost of removing such materials is expected to be recovered in rates, the effect of not recognizing these liabilities is not material to the company's financial condition or results of operations.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the three months ended March 31:

			Other
	Pension Benefits		Postretirement Benefits

(Dollars in millions)	2006	2005	2006	2005

Service cost	$3	$3	$1	$1
Interest cost	11	11	2	1
Expected return on assets	(11)	(11)	(1)	--
Amortization of:
Prior service cost	1	1	1	--
Actuarial loss	1	--	--	--
Regulatory adjustment	(4)	(3)	--	--

Total net periodic benefit cost	$1	$1	$3	$2

The company expects to contribute $26 million to its pension plans and $11 million to its other postretirement benefit plans in 2006. For the three months ended March 31, 2006, $0 million and $3 million of contributions have been made to the pension and other postretirement benefit plans, respectively.

In accordance with FASB Staff Position 106-2, the net periodic postretirement benefit costs for the three months ended March 31, 2006 were reduced by $1 million, before regulatory adjustments, to reflect the expected subsidy as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

During the three months ended March 31, 2006, the amount of unpaid capital expenditures decreased by $8 million.

Certain prior period financial statement items have been reclassified to conform to current period presentation.

The company's Consolidated Statements of Income have been converted from a utility format, where only regulated cost-of-service items, including income taxes on operating income, were reflected in Operating Income, to a commercial format, where nonutility items are reflected as components of Operating Income. Also, in the Consolidated Balance Sheets under the commercial format, nonutility property is included in Property, Plant and Equipment.

NOTE 2. NEW ACCOUNTING STANDARDS

SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R):

Effective January 1, 2006, Sempra Energy adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. Sempra Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Sempra Energy adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, Sempra Energy's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Sempra Energy recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options and restricted shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally four years. Sempra Energy estimated the forfeiture rate for the first quarter of 2006 based on its historical experience.

SFAS 154, "Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion (APBO) 20 and FASB Statement No. 3" (SFAS 154): This statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. APBO 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to do so. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. No such changes have been made by the company in 2006.

SFAS 155, "Accounting for Certain Hybrid Instruments" (SFAS 155): In February 2006, the FASB issued SFAS 155, an amendment of FASB Statements No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, and No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. The company is currently evaluating the impact SFAS 155 will have on its consolidated financial statements, but does not expect that the impact will be material.

SFAS 156, "Accounting for Servicing of Financial Assets" (SFAS 156): In March 2006, the FASB issued SFAS 156, an amendment to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. It also permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. The company will adopt this statement on January 1, 2007 but does not expect that this statement will have a material effect on its consolidated financial statements.

NOTE 3. OTHER FINANCIAL DATA

SDG&E and its affiliate, SoCalGas have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to the combined borrowing limit for both utilities of $600 million. At March 31, 2006 and December 31, 2005, SDG&E had no amounts outstanding under this facility. The facility provided support for $61 million of commercial paper outstanding at March 31, 2006.

Additional information concerning these credit facilities is provided in the Annual Report.

The company's weighted average interest rate on the total short-term debt outstanding was 4.9% at March 31, 2006.

Comprehensive Income

For the three months ended March 31, 2006 and 2005, respectively, comprehensive income was equal to net income.

Capitalized Interest

The company recorded $1 million of capitalized interest in each of the three month periods ended March 31, 2006 and 2005, respectively, including the portion of allowance for funds used during construction related to debt.

Other Income, Net

Other Income, Net consists of the following:

	Three months ended
	March 31,

(Dollars in millions)	2006	2005

Regulatory interest, net	$(2)	$(2)
Allowance for equity funds used during construction	2	2
Sundry, net	2	3

Total	$2	$3

NOTE 4. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. These are described in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

Cash Flow Hedges

Interest-Rate Swaps

In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing after 2033 for fixed rates. The swaps expire in 2009. For the three months ended March 31, 2006 and 2005, pre-tax income arising from the ineffective portion of the interest-rate cash flow hedges included $3 million and $4 million, respectively, recorded in Other Income, Net on the Statements of Consolidated Income. At March 31, 2006, the balance in Accumulated Other Comprehensive Income (Loss) related to hedge ineffectiveness of the interest-rate cash flow hedges was zero.

Energy Contracts

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

NOTE 5. REGULATORY MATTERS

SAN ONOFRE NUCLEAR GENERATING STATION (SONGS)

On May 5, 2005, the California Public Utilities Commission (CPUC) granted SDG&E a rehearing to resolve what SDG&E has contended was a computational error in the CPUC's setting of revenue for SDG&E's share of the operating costs of SONGS. Any adjustment would be retroactive to January 1, 2004. A draft decision was issued in March 2006 that would grant an increase of $5 million for each of 2004 and 2005. SDG&E filed comments in April 2006 pointing out several errors in the draft, the correction of which would increase the $5 million to $9 million. Final resolution is expected by the end of the second quarter of 2006.

In 2004 Southern California Edison Company (Edison), the operator of SONGS, applied for CPUC approval to replace the steam generators at SONGS, stating that the work needed to be done in 2009 and 2010 for Units 2 and 3, respectively, and would require an estimated capital expenditure of $680 million (in 2004 dollars). As provided for in the SONGS Operating Agreement, SDG&E initially elected not to participate in the steam generator replacement project.

However, SDG&E and Edison have since reached a settlement agreement, whereby SDG&E would participate in the steam generator replacement project and retain its 20% ownership share of SONGS. On April 14, 2006, SDG&E filed an application with the CPUC requesting: that SDG&E be allowed to participate in the replacement project, rate recovery of the cost of the project, full cost recovery via balancing account treatment of SDG&E's SONGS-related operating and maintenance costs, and an increased return on equity (11.6%) for SONGS-related capital costs. A CPUC decision on SDG&E's application is expected by the end of 2006.

ELECTRIC RESOURCES

On March 30, 2006, control and ownership of the 550-megawatt (MW) Palomar generating plant was transferred from Sempra Generation, which built the plant, to SDG&E. The CPUC has approved the revenue requirement for the plant as proposed by SDG&E.

SDG&E and Calpine Corp. (Calpine) are continuing discussions for SDG&E's possible purchase of the Otay Mesa power plant. If SDG&E determines that the plant's construction can be completed at a cost that is reasonable and can be recovered in rates, it will seek to reach agreement with Calpine for SDG&E's purchase of the plant and would proceed to complete the plant's construction, by as early as the summer of 2008.

SDG&E has proposed the construction of the Sunrise Powerlink, a 500-kV transmission line between the San Diego region and the Imperial Valley that is estimated to cost $1 billion to $1.4 billion and to deliver 1,000 MW by 2010. The purpose of the project is to enhance reliability, provide access to renewable resources and lower the cost of certain delivered energy. SDG&E and the Imperial Irrigation District (IID) have entered into a Memorandum of Agreement (MOA) to build the project jointly. SDG&E's share of the project is estimated to be between $700 million and $1.1 billion. In March 2006, SDG&E announced details of the transmission line's proposed route and will continue its outreach efforts to obtain public support for the project and its proposed route. SDG&E will file an update on the project in July 2006 covering, among other things, the MOA, a detailed environmental assessment and updated benefits of the project. SDG&E's objective is to have a CPUC decision by the third quarter of 2007.

2004 REASONABLENESS REVIEW

In April 2006, the CPUC issued a decision finding that SDG&E's administration of power purchase agreements and procurement of least-cost dispatch power activities were reasonable and prudent during the period October 1, 2003 through December 31, 2004, and that SDG&E's procurement-related revenue and expenses during that period were reasonable and prudent.

CPUC INVESTIGATION OF COMPLIANCE WITH AFFILIATE RULES

In November 2004, the CPUC initiated the independent audit to evaluate energy-related holding company systems and affiliate activities undertaken by Sempra Energy within the service territories of the California Utilities. The final audit report covering years 1997 through 2003 was made available on February 28, 2006. The scope of the audit is broader than the annual affiliate audit. The results of the audit are being reviewed by the CPUC and a hearing is scheduled for August 2006.

The annual affiliate audit reports of the California Utilities' transactions with other Sempra Energy affiliates covering calendar year 2004 were also submitted in the Affiliate Order Instituting Investigation proceeding and all affiliate-related issues in both proceedings will be coordinated and the remaining issues in the Border Price Investigation are stayed. Additional information regarding the Border Price Investigation is provided in Note 6 herein. The 2005 annual audit report was filed with the CPUC in April 2006.

CPUC RULEMAKING REGARDING ENERGY UTILITIES, THEIR HOLDING COMPANIES AND NON-REGULATED AFFILIATES

In April 2006, the CPUC issued a draft decision to amend the scope and schedule of the CPUC's October 2005 Holding Company Order Instituting Rulemaking. The draft decision, if adopted by the CPUC, sets forth proposed affiliate transaction rule changes that would be subject to a comment process beginning in late May 2006. Among other changes, the proposed affiliate transaction rule modifications would apply the affiliate transaction rules to the parent company, further limit shared services for corporate support (specifying financial planning, regulatory affairs, legal and risk management activities), prohibit utility procurement from affiliates without prior CPUC approval, and increase the public disclosure requirements and the CPUC's access to information regarding various matters. After consideration of the filed comments, the CPUC would issue another draft decision for additional comments and oral argument, with the final decision tentatively scheduled for the third quarter of 2006. The draft decision is currently on the agenda for the CPUC's May 11, 2006, business meeting.

ADVANCED METERING INFRASTRUCTURE

In March 2005, SDG&E submitted proposals to the CPUC for installing advanced meters with integrated two-way communications functionality. This $450 million advanced metering infrastructure has several features that would encourage customers to conserve electricity and shift usage away from time periods of high prices or capacity constraints, and would also result in various operational efficiency improvements. The proposal calls for the replacement of SDG&E's 1.4 million electric customer meters with smart meters and would include SDG&E's 900,000 natural gas meters. It includes installation of a communications network, information systems and system integration. CPUC hearings are planned for July 2006 and a CPUC decision is expected by the end of 2006. If the program is approved as proposed by the CPUC in 2006, meter installations are expected to commence in mid-2008 and be completed by 2010.

GAIN ON SALE RULEMAKING

A CPUC rulemaking was issued in September 2004 to standardize the treatment of gains on sales of utility property. This rulemaking may result in the adoption of a general ratemaking policy for allocation between utility shareholders and ratepayers of any gain or loss on sale of utility property. The CPUC will consider adopting a standard percentage allocation, rather than resolving such allocations on a case-by-case basis, as is now its practice. In unusual circumstances the CPUC would be able to depart from the standard allocation to be adopted. The CPUC intends to apply this standard percentage to sales of both depreciable and non-depreciable property. Among other things, the rulemaking states that the new policy would replace the CPUC's current policy of allocating to shareholders all gains or losses on the sale of utility plant to a municipality. Two draft decisions have been issued, with differing allocations of gains and losses. The matter is expected to be addressed by the CPUC in the second quarter of 2006.

COST OF CAPITAL

SDG&E has filed a motion with the CPUC to extend to 2007 its option to file a request to adjust its existing cost of capital decision.

NATURAL GAS INDUSTRY RESTRUCTURING

In April 2006, the CPUC voted to approve the California Utilities' proposal to combine the natural gas transmission costs for both companies, so that their customers will pay the same rate for delivering natural gas at any receipt point once re-gasified liquefied natural gas deliveries begin at the Otay Mesa interconnection.

NOTE 6. CONTINGENCIES

LITIGATION

At March 31, 2006, the company's reserves for litigation matters were $77 million, primarily reserves of $76 million related to the agreements reached, subject to court approval, to settle certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Settlement Agreements

The litigation that is the subject of the settlement agreements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge litigation, consisting of class-action and individual antitrust and unfair competition lawsuits consolidated in San Diego Superior Court, alleged that Sempra Energy and the California Utilities, along with El Paso Natural Gas Company and several of its affiliates, unlawfully sought to control natural gas and electricity markets and claimed damages of $23 billion after applicable trebling. A second settlement agreement relates to class-action litigation brought by the Nevada Attorney General in Nevada Clark County District Court and involved virtually identical allegations to those in the Continental Forge litigation.

To settle the California and Nevada litigation, Sempra Energy would make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation.

Additional consideration for the California settlement includes an agreement that Sempra LNG would sell to the California Utilities, subject to CPUC approval, re-gasified liquefied natural gas from its liquefied natural gas terminal being constructed in Baja California, Mexico at the California border index price minus $0.02. The California Utilities also would seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the Department of Water Resources (DWR). The price reductions would be reduced by any amounts in excess of $150 million that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

The California settlement is subject to the approval of the San Diego Superior Court, which has preliminarily approved the settlement, and notice of the settlement has been provided to the plaintiff class. The Los Angeles City Council has not yet voted to approve the City of Los Angeles's participation in the settlement and it may elect to continue pursuing its individual case against Sempra Energy and the California Utilities. If the City of Los Angeles decides not to participate, Sempra Energy may, at its option, either proceed with the settlement of the class action and other individual cases or terminate the entire agreement. The California Attorney General, the DWR, the California Energy Oversight Board, Edison, Pacific Gas & Electric Company and various other parties have filed objections to the settlement based, among other things, on their concerns that the releases in the settlement may encompass other proceedings against Sempra Energy and its subsidiaries to which they are parties. A hearing on the final approval of the Continental Forge settlement is scheduled for June 8, 2006. The Nevada settlement is subject to approval by the Nevada Clark County District Court, which has not yet approved notice to the class or scheduled a final approval hearing. Both the California and Nevada settlements must be approved for either settlement to take effect, but Sempra Energy is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective. The company expects both settlements to be approved.

Additional details are provided in Note 11 of the notes to Consolidated Financial Statements in the Annual Report.

Other Natural Gas Cases

On November 21, 2005, the California Attorney General and the CPUC filed a lawsuit in San Diego County Superior Court alleging that in 1998 Sempra Energy and the California Utilities had intentionally misled the CPUC in obtaining its approval to use the utilities' California natural gas pipeline capacity to enable Sempra Energy's non-utility subsidiaries to deliver natural gas to a power plant in Mexico. The lawsuit further alleges that, as a result of insufficient utility pipeline capacity to serve both the power plant and California customers, SDG&E curtailed natural gas service to electric generators and large California commercial and industrial customers 17 times in 2000 - 2001, which resulted in increased air pollution and higher electricity prices for California consumers from the use of oil as an alternate fuel source by electric generating plants. The lawsuit seeks statutory penalties of not less than $1 million, $2,500 for each of an unspecified number of instances of unfair business practices, and unspecified amounts of actual and punitive damages. It also seeks an injunction to require divestiture by Sempra Energy of non-utility subsidiaries to an extent to be determined by the court.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, and included Sempra Energy, the California Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The U.S. District Court dismissed the case in November 2004, determining that the Federal Energy Regulatory Commission (FERC) had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals.

Apart from the claims that will be settled in connection with the Continental Forge settlement, there remain pending 13 antitrust actions that were filed and have been coordinated in San Diego Superior Court against Sempra Energy and one or more of its affiliates (the California Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades. On June 29, 2005, the court denied the defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. Pending in the federal court system are five cases against Sempra Energy, Sempra Commodities, the California Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The District Court has dismissed four of these actions on the grounds that the claims asserted in these suits were preempted under federal law and the Filed Rate Doctrine. The remaining case is stayed. Plaintiffs have appealed the dismissals and the matters are pending oral argument in the Ninth Circuit Court of Appeals.

Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries, including SDG&E, that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court granted a motion to dismiss one of these lawsuits, filed by the Snohomish County, Washington Public Utility District against Sempra Energy and certain non-utility subsidiaries, among others, on the grounds that the claims were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. In September 2004, the Ninth Circuit U.S. Court of Appeals affirmed the district court's ruling. In June 2005, the U.S. Supreme Court declined to review the decision. The company believes that this decision provides a precedent for the dismissal of the other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets. On October 4, 2005, on the basis of federal preemption and Filed Rate grounds, the San Diego Superior Court dismissed with prejudice the initial consolidated cases that claimed that energy companies, such as the Sempra Energy companies, manipulated the wholesale electricity markets. In December 2005, plaintiffs filed an appeal in that case. Initial briefs on appeal have not yet been filed.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. In December 2004, the CPUC rejected the Administrative Law Judge's (ALJ) proposed decision.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved and/or order the party to issue a refund to ratepayers. At March 31, 2006, the cumulative amount of these shareholder awards, substantially all of which has been included in income, was $8.5 million.

The CPUC may hold additional hearings to consider whether other companies, including other California investor-owned utilities, contributed to the natural gas price spikes, or issue an order terminating the investigation. Discovery is ongoing and initial testimony was filed in November 2005. Hearings are expected to begin in August 2006, in conjunction with the CPUC's investigation of compliance with affiliate rules.

FERC Refund Proceedings

The FERC is investigating prices charged to buyers in the California Power Exchange (PX) and Independent System Operator (ISO) markets by various electric suppliers. In December 2002, a FERC ALJ issued preliminary findings indicating that the PX and ISO owe power suppliers $1.2 billion for the October 2, 2000 through June 20, 2001 period (the $3.0 billion that the California PX and ISO still owe energy companies less $1.8 billion that the energy companies charged California customers in excess of the preliminarily determined competitive market clearing prices). In March 2003, the FERC adopted its ALJ's findings, but changed the calculation of the refund by basing it on a different estimate of natural gas prices. The March 2003 order estimates that the replacement formula for estimating natural gas prices will increase the refund obligations from $1.8 billion to more than $3 billion for the same time period. Pending in the Ninth Circuit are various parties' appeals on aspects of the FERC's order. In April 2005, the Ninth Circuit heard oral argument on issues relating to the scope of the refund proceeding and whether the FERC had jurisdiction to order refunds from governmental entities. The Ninth Circuit determined in September 2005 that FERC did not have jurisdiction to order refunds from governmental entities. The California investor-owned utilities, including SDG&E, have now filed claims with the various governmental entities to recoup monies paid over and above the just and reasonable rate for power in the 2000 - 2001 time frame. A decision on the remaining issues argued before the Court in April 2005 remains pending.

SDG&E has been awarded $137 million through March 31, 2006, in settlement of certain claims against electricity suppliers related to the 2000 - 2001 California energy crisis. The net proceeds of these settlements are applied to reduce electric rates.

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

RESULTS OF OPERATIONS

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following table summarizes the major unusual factors affecting net income and operating income for the three month periods ended March 31, 2006 and 2005. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$48	$60	$99	$95

Resolution of prior years' income tax issues	--	(12)	--	--

	$48	$48	$99	$95

Revenue

Electric revenues increased for the three months ended March 31, 2006, compared to the corresponding period in 2005 primarily due to higher purchased-power costs and higher volumes. During the three months ended March 31, 2006, natural gas revenues increased compared to the corresponding period in 2005 as a result of higher natural gas costs, which are passed on to customers.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to the customers on a substantially concurrent basis. However, SDG&E's natural gas procurement performance-based regulation mechanism allows the company to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 10 of the notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the electric and natural gas volumes and revenues by customer class for the three month periods ended March 31.

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)

	2006		2005

	Volumes	Revenue	Volumes	Revenue

Residential	1,882	$197	1,841	$183
Commercial	1,607	142	1,545	147
Industrial	530	35	499	33
Direct access	898	34	820	27
Street and highway lighting	27	3	24	3

	4,944	411	4,729	393
Balancing accounts and other		66		5

Total		$477		$398

Although commodity costs associated with long-term contracts allocated to SDG&E from the DWR (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2006:
Residential	12	$171	--	$--	12	$171
Commercial and industrial	5	64	2	2	7	66
Electric generation plants	--	1	14	10	14	11

	17	$236	16	$12	33	248
Balancing accounts and other						(3)

Total						$245

2005:
Residential	12	$133	--	$--	12	$133
Commercial and industrial	5	48	1	1	6	49
Electric generation plants	--	1	19	10	19	11

	17	$182	20	$11	37	193
Balancing accounts and other						30

Total						$223

Income Taxes

Income tax expense was $35 million and $27 million for the three months ended March 31, 2006 and 2005, respectively, and the effective income tax rates were 42 percent and 31 percent, respectively. The increases were primarily due to the lower favorable resolution of income tax issues in 2005.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2006, the company had $16 million in unrestricted cash and $439 million in available unused, committed lines of credit, which are shared with SoCalGas and which are discussed more fully in Note 3 of the notes to Consolidated Financial Statements. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor the company's ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

In connection with funding the purchase of the Palomar generating plant from an affiliate, SDG&E received a $200 million capital contribution from Sempra Energy.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $1 million to $124 million for 2006.

For the three months ended March 31, 2006, the company made contributions of $3 million to postretirement benefit plans other than pensions and less than $1 million to its pension plans.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $489 million to $584 million for 2006 primarily due to higher capital expenditures in 2006, including the purchase of the Palomar generating plant.

Significant capital expenditures in 2006 are expected to be for additions to the company's natural gas and electric distribution and generation systems. These expenditures are expected to be financed by cash flows from operations, security issuances and equity infusions from Sempra Energy.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities in 2006 was $240 million as compared to net cash used in financing activities in 2005 of $29 million. The change was due to $200 million of capital contribution from Sempra Energy in 2006 and $75 million of common dividends paid in 2005. SDG&E did not pay any common dividends in the first quarter of 2006.

COMMITMENTS

At March 31, 2006, there were no significant changes to the commitments that were disclosed in the Annual Report, except for a decrease of $929 million related to the termination of two purchased-power contracts in February 2006, including the Otay Mesa agreement discussed in Note 5 of the notes to Consolidated Financial Statements.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. Performance will also depend on the successful completion of construction programs, which are discussed in various places in this report. These factors are discussed in Note 5 of the notes to Consolidated Financial Statements herein.

Litigation

Note 6 of the notes to Consolidated Financial Statements herein and Note 11 of the notes to Consolidated Financial Statements in the Annual Report describe litigation (primarily cases arising from the California energy crisis), the ultimate resolution of which could have a material adverse effect on future performance.

Industry Developments

Note 5 of the notes to Consolidated Financial Statements herein and Notes 9 and 10 of the notes to Consolidated Financial Statements in the Annual Report describe electric and natural gas restructuring and rates, and other pending proceedings and investigations.

NEW ACCOUNTING STANDARDS

Relevant pronouncements that have recently become effective and have had or may have a significant effect on the company's financial statements are described in Note 2 of the notes to Consolidated Financial Statements. One pronouncement of particular importance to the company is described below.

Stock-Based Compensation: Effective January 1, 2006, Sempra Energy adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. Sempra Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Sempra Energy adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, Sempra Energy's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of March 31, 2006, the total Value at Risk of SDG&E's positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The County of San Diego has withdrawn litigation against Sempra Energy and SDG&E that sought civil penalties for alleged violations of environmental standards applicable to the abatement, handling and disposal of asbestos-containing materials during the 2001 demolition of a natural gas storage facility. SDG&E and two employees have also been charged in a federal criminal indictment with having violated these standards and with related charges of conspiracy and having made false statements to governmental authorities. SDG&E believes that the maximum fines and penalties that could reasonably be assessed against it with respect to these matters would not exceed $750,000. It believes that the charges are without merit and is vigorously contesting them.

Except as described above and in Notes 5 and 6 of the notes to Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2005 Form 10-K.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after December 31, 2005:

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

Current Report on Form 8-K filed May 2, 2006, including as exhibits Sempra Energy's press release of May 2, 2006, giving the financial results for the three months ended March 31, 2006, and related Income Statement Data by Business Unit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 2, 2006	By: /s/ S. D. Davis

S. D. Davis Sr. Vice President-External Relations and Chief Financial Officer