Form 10-Q
period 2006-06-30
SAN DIEGO GAS & ELECTRIC CO
filed 2006-08-03
CIK 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2006

Commission file number	1-3779

SAN DIEGO GAS & ELECTRIC COMPANY

(Exact name of registrant as specified in its charter)
California	95-1184800

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Six months ended
	June 30,		June 30,

(Dollars in millions)	2006	2005	2006	2005

	(unaudited)

Operating revenues
Electric	$557	$409	$1,034	$807
Natural gas	107	130	352	353

Total operating revenues	664	539	1,386	1,160

Operating expenses
Cost of electric fuel and purchased power	153	146	363	291
Cost of natural gas	55	82	209	221
Other operating expenses	218	149	377	294
Depreciation and amortization	80	66	147	131
Franchise fees and other taxes	33	26	66	58

Total operating expenses	539	469	1,162	995

Operating income	125	70	224	165

Other income (expense), net (Note 3)	11	(2)	13	1
Interest income	(8)	--	(4)	5
Interest expense	(24)	(18)	(46)	(34)

Income before income taxes	104	50	187	137

Income tax expense	38	20	73	47

Net income	66	30	114	90
Preferred dividend requirements	1	1	2	2

Earnings applicable to common shares	$65	$29	$112	$88

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions)	2006	2005

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17	$236
Accounts receivable - trade	202	188
Accounts receivable - other	34	83
Interest receivable	16	17
Due from unconsolidated affiliates	20	32
Deferred income taxes	42	7
Regulatory assets arising from fixed-price contracts
and other derivatives	79	76
Other regulatory assets	89	91
Inventories	86	78
Other	79	39

Total current assets	664	847

Other assets:
Deferred taxes recoverable in rates	301	294
Regulatory assets arising from fixed-price contracts
and other derivatives	377	398
Other regulatory assets	251	276
Nuclear decommissioning trusts	649	638
Sundry	74	66

Total other assets	1,652	1,672

Property, plant and equipment:
Property, plant and equipment	7,170	6,931
Less accumulated depreciation and amortization	(2,018)	(1,958)

Property, plant and equipment, net	5,152	4,973

Total assets	$7,468	$7,492

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in millions)	2006	2005

	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$21	$--
Accounts payable	215	243
Due to unconsolidated affiliates	17	441
Income taxes payable	42	6
Regulatory balancing accounts, net	166	179
Fixed-price contracts and other derivatives	79	76
Customer deposits	54	52
Current portion of long-term debt	66	66
Other	239	282

Total current liabilities	899	1,345

Long-term debt	1,672	1,455

Deferred credits and other liabilities:
Customer advances for construction	39	39
Deferred income taxes	466	591
Deferred investment tax credits	33	34
Regulatory liabilities arising from removal obligations	1,242	1,216
Asset retirement obligations	454	444
Fixed-price contracts and other derivatives	377	398
Mandatorily redeemable preferred securities	15	16
Deferred credits and other	397	392

Total deferred credits and other liabilities	3,023	3,130

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock not subject to mandatory redemption	79	79
Common stock (255 million shares authorized;
117 million shares outstanding)	1,138	938
Retained earnings	671	559
Accumulated other comprehensive income (loss)	(14)	(14)

Total shareholders' equity	1,874	1,562

Total liabilities and shareholders' equity	$7,468	$7,492

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended
	June 30,

(Dollars in millions)	2006	2005

	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114	$90
Adjustments to reconcile net income to provided by
operating activities:
Depreciation and amortization	147	131
Deferred income taxes and investment tax credits	(168)	30
Non-cash rate reduction bond expense	28	33
Other	(1)	(1)
Net change in working capital components	(41)	(174)
Changes in other assets	3	1
Changes in other liabilities	(10)	(7)

Net cash provided by operating activities	72	103

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(723)	(196)
Purchases of nuclear decommissioning and other trust assets	(298)	(111)
Proceeds from sales by nuclear decommissioning and other trusts	299	109
Increase in loans to affiliate, net	(1)	(11)
Proceeds from sale of assets	1	--

Net cash used in investing activities	(722)	(209)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	200	--
Common dividends paid	--	(75)
Preferred dividends paid	(2)	(2)
Redemptions of preferred stock	(3)	(3)
Issuances of long-term debt	250	250
Payments on long-term debt	(33)	(32)
Increase in short-term debt	21	--
Other	(2)	(3)

Net cash provided by financing activities	431	135

Increase (decrease) in cash and cash equivalents	(219)	29
Cash and cash equivalents, January 1	236	9

Cash and cash equivalents, June 30	$17	$38

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$41	$29

Income tax payments, net of refunds	$206	$178

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

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 (the Annual Report) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

Following are the changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, for the six months ended June 30, 2006 and 2005. FIN 47 was adopted prospectively on December 31, 2005.

(Dollars in millions)	2006		2005

Balance as of January 1	$463	*	$339
Accretion expense	15		12
Payments	(6)		(6)

Balance as of June 30	$472	*	$345

* The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.

FIN 47 requires companies to record a liability for removing asbestos-containing materials, if the liability is determinable. The company's liability could not be determined and, therefore, no liability has been recognized for the related removal obligations. Since substantially all of the costs of removing such materials is expected to be recovered in rates, the effect of not recognizing these liabilities is not material to the company's financial condition or results of operations.

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended June 30:

	Pension Benefits		Other Postretirement Benefits

	Three months ended June 30,		Three months ended June 30,

(Dollars in millions)	2006	2005	2006	2005

Service cost	$3	$2	$1	$1
Interest cost	10	10	2	1
Expected return on assets	(10)	(11)	--	(1)
Amortization of:
Prior service cost	--	--	1	--
Actuarial loss	--	1	--	--
Regulatory adjustment	1	3	(1)	--

Total net periodic benefit cost	$4	$5	$3	$1

	Pension Benefits		Other Postretirement Benefits

	Six months ended June 30,		Six months ended June 30,

(Dollars in millions)	2006	2005	2006	2005

Service cost	$6	$5	$2	$2
Interest cost	21	21	4	2
Expected return on assets	(21)	(22)	(1)	(1)
Amortization of:
Prior service cost	1	1	2	--
Actuarial loss	1	1	--	--
Regulatory adjustment	(3)	--	(1)	--

Total net periodic benefit cost	$5	$6	$6	$3

The company expects to contribute $26 million to its pension plans and $11 million to its other postretirement benefit plans in 2006. For the six months ended June 30, 2006, $5 million of contributions has been made to each of the pension and other postretirement benefit plans, including $5 million and $3 million, respectively, for the three months ended June 30, 2006.

NOTE 2. NEW ACCOUNTING STANDARDS

SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R):

Effective January 1, 2006, Sempra Energy adopted SFAS No. 123 (revised 2004), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APBO) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. Sempra Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Sempra Energy adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, Sempra Energy's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Sempra Energy recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options and restricted shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally four years. Sempra Energy estimates the forfeiture rate based on its historical experience. On January 1, 2006, Sempra Energy modified the terms of most restricted stock awards issued in 2003, 2004 and 2005, in which Sempra Energy will repurchase only enough shares to cover minimum tax withholding requirements upon vesting of the awards, thereby removing from all 282 optionees the right to receive the entire value in cash. Sempra Energy changed the accounting of the impacted awards from liability to equity awards in accordance with SFAS 123R.

SFAS 154, "Accounting Changes and Error Corrections, a replacement of APBO 20 and FASB Statement No. 3" (SFAS 154): SFAS 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions, unless it is impracticable to do so. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. No such changes have been made by the company in 2006.

SFAS 155, "Accounting for Certain Hybrid Instruments" (SFAS 155): In February 2006, the FASB issued SFAS 155, an amendment of FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. The company does not expect that this statement will have a significant effect on its consolidated financial statements.

Emerging Issues Task Force (EITF) Issue 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement": EITF Issue 06-3 discusses how entities are to adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If sales taxes are significant, an entity should disclose its policy of presenting taxes. The guidance is effective for fiscal years beginning after December 31, 2006. The company presents its operating revenues net of sales taxes.

FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109": Issued in June 2006, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in a tax return. FIN 48 also provides guidance on derecognition, interest and penalties, accounting in interim periods and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is in the process of evaluating the effect of this guidance on its financial position and results of operations.

FASB Staff Position (FSP) FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction": Issued in July 2006, FSP FAS 13-2 amends SFAS 13, Accounting for Leases, to require a lessor to perform a review and recalculation of a leverage lease transaction when there is a change or projected change in the timing of the income tax cash flows (realization of tax benefits) generated by that lease. This FSP is effective for fiscal years beginning after December 15, 2006. The company does not expect that it will have a significant effect on its consolidated financial statements.

NOTE 3. OTHER FINANCIAL DATA

Committed Lines of Credit

SDG&E and SoCalGas have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to the combined borrowing limit for both utilities of $600 million. At June 30, 2006 and December 31, 2005, the company had no amounts outstanding under this facility. The facility provided support for $21 million of commercial paper outstanding at June 30, 2006. Additional information concerning this credit facility is provided in the Annual Report.

The company's weighted average interest rate on its short-term debt was 5.40% at June 30, 2006.

Long-term Debt

In June 2006, SDG&E publicly offered and sold $250 million of 6% first mortgage bonds, maturing in 2026.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.

	Three months		Six months
	ended June 30,		ended June 30,

(Dollars in millions)	2006	2005	2006	2005

Net income	$66	$30	$114	$90

Interest-rate cash flow hedges	--	(1)	--	--

Comprehensive income	$66	$29	$114	$90

Capitalized Interest

The company recorded $1 million and $2 million of capitalized interest for the three months and the six months ended June 30, 2006, respectively, including the portion of allowance for funds used during construction related to debt. The company recorded $1 million of capitalized interest for the six months ended June 30, 2005, all during the three months ended March 31, 2005.

Unpaid Capital Expenditures

During the six months ended June 30, 2006, the amount of unpaid capital expenditures decreased by $11 million.

Other Income (Expense), Net

Other Income (Expense), Net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,

(Dollars in millions)	2006	2005	2006	2005

Regulatory interest, net	$8	$(3)	$6	$(5)
Allowance for equity funds used during construction	2	2	4	4
Sundry, net	1	(1)	3	2

Total	$11	$(2)	$13	$1

NOTE 4. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. These are described in Note 2 of the notes to Consolidated Financial Statements in the Annual Report.

Cash Flow Hedges

Interest-Rate Swaps

In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing after 2033 for fixed rates. The swaps expire in 2009. Pre-tax income (loss) arising from the ineffective portion of the interest-rate cash flow hedges included gains of $2 million and $1 million for the six months ended June 30, 2006 and 2005, respectively. These amounts included losses of $1 million and $3 million for the three months ended June 30, 2006 and 2005, respectively, and are recorded in Other Income (Expense), Net on the Statements of Consolidated Income. At June 30, 2006 and December 31, 2005, the balances in Accumulated Other Comprehensive Income (Loss) related to interest-rate cash flow hedges were both zero.

Energy Contracts

The use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The company records transactions for natural gas and electric energy contracts in Cost of Natural Gas and Cost of Electric Fuel and Purchased Power, respectively, in the Statements of Consolidated Income. Unrealized gains and losses related to these derivative instruments are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses associated with these derivative instruments will be recoverable or payable in future rates.

NOTE 5. REGULATORY MATTERS

SAN ONOFRE NUCLEAR GENERATING STATION (SONGS)

On May 5, 2005, the California Public Utilities Commission (CPUC) granted SDG&E a rehearing to resolve what SDG&E has contended was a computational error in the CPUC's setting of revenue for SDG&E's share of the operating costs of SONGS. On June 14, 2006, the CPUC adopted a decision granting SDG&E an increase in electric rate revenues for 2004 and 2005, which resulted in a $13.2 million increase in pretax income in the second quarter of 2006.

In 2004 Southern California Edison Company (Edison), the operator of SONGS, applied for CPUC approval to replace the steam generators at SONGS, stating that the work needed to be done in 2009 and 2010 for Units 2 and 3, respectively, and would require an estimated capital expenditure of $680 million (in 2004 dollars). SDG&E intends to participate in the steam generator replacement project and retain its 20% ownership share of SONGS, subject to CPUC approval. SDG&E is seeking rate recovery of the capital cost of the project, an increased return on equity (11.6%) for SONGS-related capital costs and full cost recovery via balancing account treatment of SDG&E's SONGS-related operating and maintenance costs. In July 2006, SDG&E and the CPUC's Division of Ratepayer Advocates (DRA) reached a settlement supporting SDG&E's participation in the replacement project as well as the balancing account cost recovery. The parties agreed to defer the requested return on equity increase to the next cost of capital proceeding. SDG&E anticipates filing this settlement with the CPUC during August 2006.

OTHER ELECTRIC RESOURCES

On July 3, 2006, SDG&E filed a joint petition for modification with the CPUC requesting approval of a revised Power Purchase Agreement (PPA) between SDG&E and Otay Mesa Energy Center, LLC, a wholly owned subsidiary of Calpine Corporation (Calpine), for power to be produced from a 573-megawatt generating facility under development in the Otay Mesa area of SDG&E's service territory, based on a non-binding letter of intent between SDG&E and Calpine. The revised transaction would be based on the original PPA approved by the CPUC in February 2006. In addition, the transaction agreement would include, among other things, an option in favor of SDG&E to purchase the facility for a fixed price at the end of the 10-year PPA, and an option in favor of the plant's owners to compel SDG&E to purchase the plant for a lower fixed price at the end of the PPA.  The DRA, The Utility Reform Network (TURN) and the Utility Consumers Action Network (UCAN) joined the petition in support of the request, including an additional return to compensate SDG&E for the effect on its financial ratios from the expected requirement to consolidate Otay Mesa Energy Center, LLC, in accordance with FIN 46. SDG&E is seeking a CPUC decision by September 2006 in order for the facility to be in commercial operation by mid-2009. In addition to CPUC approval, the transaction would require approval of the court having jurisdiction over the Calpine bankruptcy.

In December 2005, SDG&E filed an application with the CPUC proposing the construction of the Sunrise Powerlink, a 500-kV transmission line between the San Diego region and the Imperial Valley, that is estimated to cost $1 billion to $1.4 billion and be able to deliver 1,000 MW by mid-2010. The purpose of the project is to enhance reliability, provide access to renewable resources and lower the cost of certain delivered energy. SDG&E and the Imperial Irrigation District (IID) have entered into a Memorandum of Agreement (MOA) to build the project, subject to the negotiation of a definitive agreement. If the IID participates in the project, SDG&E's share of the project is estimated to be between $700 million and $1.1 billion. In March 2006, SDG&E announced details of the transmission line's proposed route and is continuing its outreach efforts to obtain public support for the project and its proposed route. In August 2006, SDG&E will file an update to its application covering, among other things, the MOA, a detailed environmental assessment and updated benefits of the project. In July 2006, analysts with the California Independent System Operator (ISO) issued a report finding that the proposed transmission line is economically justified and needed to meet the demand for electricity in the region. This report will be presented in August 2006 to the ISO's board of governors, which will vote on the need for the project, a key determinant in the CPUC proceeding. SDG&E's objective is to have a CPUC decision approving the project by mid-2007.

CPUC RULEMAKING REGARDING ENERGY UTILITIES, THEIR HOLDING COMPANIES AND NON-REGULATED AFFILIATES

The CPUC continues to pursue its Order Instituting Rulemaking (OIR) regarding energy utilities, their holding companies and non-regulated affiliates and a final CPUC decision is scheduled for 2006.

ADVANCED METERING INFRASTRUCTURE (AMI)

In March 2005, SDG&E submitted proposals to the CPUC for installing advanced meters with integrated two-way communications functionality. This $450 million advanced metering infrastructure has several features that would encourage customers to conserve electricity and shift usage away from time periods of high prices or capacity constraints, and would also result in various operational efficiency improvements. The proposal calls for the replacement of SDG&E's 1.4 million electric customer meters with AMI meters and would include installation of communication modules on SDG&E's 900,000 natural gas meters. It also includes installation of a communications network, information systems and system integration. CPUC hearings are now planned for September 2006 and a CPUC decision is expected in the first quarter of 2007. If the program is approved by the CPUC as proposed, meter installations are expected to commence in mid-2008 and be completed by late 2010.

GAIN ON SALE RULEMAKING

In the second quarter of 2006, the CPUC adopted a decision standardizing the treatment of gains and losses on future sales of utility property. It provides for an allocation of 100% of the gains and losses from depreciable property to ratepayers and a 50/50 allocation of gains and losses from non-depreciable property between ratepayers and shareholders. Under certain circumstances the CPUC would be able to depart from the standard allocation. The DRA and TURN filed a joint request for rehearing of the decision requesting, among other things, that the CPUC adopt a 90/10 allocation of gains from non-depreciable assets between ratepayers and shareholders.

GENERAL RATE CASE

On August 1, 2006, SDG&E tendered to the CPUC a Notice of Intent (NOI) to file a General Rate Case application to establish authorized 2008 revenue requirements and the ratemaking mechanisms by which those revenue requirements will change on an annual basis over the subsequent five-year period (2009-2013). Included in the NOI are proposed mechanisms for earnings sharing, as well as performance indicators with a maximum annual reward/penalty of $15 million during the 2008 - 2013 period. Relative to authorized revenue requirements for 2006, the NOI represents an increase of $239 million ($37 million for natural gas and $202 million for electric) in 2008. A final CPUC decision is expected in December 2007.

COST OF CAPITAL

SDG&E has filed a petition with the CPUC to extend to 2007 its option to file a request to adjust its existing cost of capital decision, with the resulting changes in return on equity and/or capital structure effective in 2008. The earliest the CPUC can act on the petition is in late August 2006. If the request is denied, SDG&E would have the option to file a request to adjust its cost of capital within 30 days of the date of the denial, with the changes effective in 2007.

NATURAL GAS MARKET OIR

The CPUC is addressing natural gas markets issues, including natural gas market and infrastructure requirements, as part of Phase II of its Natural Gas Market OIR. A proposed decision is expected in the third quarter of 2006 and a final decision shortly thereafter.

In the related proceeding, the CPUC approved in the second quarter of 2006 the California Utilities' Phase I proposal to combine the natural gas transmission costs for SDG&E and SoCalGas so that their customers will pay the same rate for natural gas deliveries at any receipt point once re-gasified liquefied natural gas (LNG) deliveries begin at the Otay Mesa interconnection. Phase II of this implementation proceeding addresses the California Utilities' proposal to establish firm access rights and off-system delivery services to ensure customers have reliable access to diverse supply sources. The CPUC will hold hearings on these proposals in the third quarter of 2006 and plans to issue a Phase II decision by the end of 2006.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR), and demand-side management (DSM) awards are not included in the company's earnings until CPUC approval of each award is received. During the three months ended June 30, 2006, the incentive rewards approved and included in pretax earnings were $5.9 million related to SDG&E's PBR . In addition, during the six months ended June 30, 2006, SDG&E included in pre-tax earnings $6.1 million related to DSM, which was recorded evenly over the six-month period.

The cumulative amount of the SoCalGas GCIM and SDG&E natural gas PBR awards subject to refund based on the outcome of the Border Price Investigation discussed in "Litigation" below is $8.5 million, all of which has been included in pretax income.

NOTE 6. CONTINGENCIES

LITIGATION

At June 30, 2006, the company's reserves for litigation matters were $78 million, of which $74 million related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Settlements

The litigation that is the subject of the January 2006 settlements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge class-action and individual antitrust and unfair competition lawsuits alleging that Sempra Energy and the California Utilities unlawfully sought to control natural gas and electricity markets, claimed damages of $23 billion after applicable trebling. A second settlement resolves class-action litigation brought by the Nevada Attorney General in Nevada Clark County District Court involving virtually identical allegations to those in the Continental Forge litigation.

On June 14, 2006, the San Diego County Superior Court approved the settlement of the Continental Forge class-action litigation as fair and reasonable and a final order was entered on July 20, 2006. On July 31, 2006, the UCAN filed a notice of appeal of the final order. With respect to the individual Continental Forge lawsuits, the Los Angeles City Council has not yet voted to approve the City of Los Angeles' participation in the settlement and it may elect to continue pursuing its individual case against Sempra Energy and the California Utilities. The Nevada Clark County District Court has preliminarily approved the Nevada class-action settlement and the company expects a final approval at a hearing set for September 8, 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but Sempra Energy is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

To settle the California and Nevada litigation, Sempra Energy would make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation.

Additional consideration for the California settlement includes an agreement that Sempra LNG would sell to the California Utilities, subject to CPUC approval, re-gasified LNG from its LNG terminal being constructed in Baja California, Mexico at the California border index price minus $0.02. The California Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC on July 25, 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the Department of Water Resources (DWR). The price reductions would be reduced by any amounts in excess of $150 million that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

Other Natural Gas Cases

On November 21, 2005, the California Attorney General and the CPUC filed a lawsuit in San Diego County Superior Court alleging that in 1998 Sempra Energy and the California Utilities had intentionally misled the CPUC in obtaining its approval to use the utilities' California natural gas pipeline capacity to enable Sempra Energy's non-utility subsidiaries to deliver natural gas to a power plant in Mexico. The lawsuit further alleges that, as a result of insufficient utility pipeline capacity to serve both the power plant and California customers, SDG&E curtailed natural gas service to electric generators and large California commercial and industrial customers 17 times in 2000 - 2001, which resulted in increased air pollution and higher electricity prices for California consumers from the use of oil as an alternate fuel source by electric generating plants. The lawsuit seeks statutory penalties of not less than $1 million, $2,500 for each of an unspecified number of instances of unfair business practices, and unspecified amounts of actual and punitive damages. It also seeks an injunction to require divestiture by Sempra Energy of non-utility subsidiaries to an extent to be determined by the court. A jury trial has been scheduled for the second quarter of 2007.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the California Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges that the Sempra defendants conspired with El Paso Natural Gas Company to eliminate competition, prevent the construction of natural gas pipelines to serve Nevada and other Western states, and to manipulate natural gas pipeline capacity and supply and the data provided to price indices, in violation of Nevada's antitrust laws and RICO. Plaintiffs also assert a breach of contract claim against Sempra Commodities. The U.S. District Court dismissed the case in November 2004, determining that the Federal Energy Regulatory Commission (FERC) had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals, and the matter is pending oral argument before that court.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 antitrust actions that were filed and have been coordinated in San Diego Superior Court against Sempra Energy and one or more of its affiliates (the California Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. In June 2005, the court denied the defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. No trial date has been scheduled for these actions. Pending in the federal court system are five cases against Sempra Energy, Sempra Commodities, the California Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The District Court has dismissed four of these actions on the grounds that the claims asserted in these suits were preempted under federal law and the Filed Rate Doctrine. The remaining case, which includes conspiracy allegations, has been stayed. Plaintiffs have appealed the dismissals and the matters are pending oral argument in the Ninth Circuit Court of Appeals.

Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries, including SDG&E, that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court granted a motion to dismiss one of these lawsuits, filed by the Snohomish County, Washington Public Utility District against Sempra Energy and certain non-utility subsidiaries, among others, on the grounds that the claims were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. In September 2004, the Ninth Circuit U.S. Court of Appeals affirmed the district court's ruling and in June 2005, the U.S. Supreme Court declined to review the decision. The company believes that this decision provides a precedent for the dismissal of the other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets. On October 4, 2005, on the basis of federal preemption and Filed Rate grounds, the San Diego Superior Court dismissed with prejudice the initial consolidated cases that claimed that energy companies, such as the Sempra Energy companies, manipulated the wholesale electricity markets. In December 2005, plaintiffs filed an appeal in that case, which is now being briefed on appeal.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. In December 2004, the CPUC rejected the Administrative Law Judge's (ALJ) proposed decision.

The portion of this investigation relating to the California Utilities is still open. If the investigation were to determine that the conduct of either of the California Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved and/or order the party to issue a refund to ratepayers. At June 30, 2006, the cumulative amount of these shareholder awards was $8.5 million, all of which has been included in net income.

Edison has been the only party investigating the activities of SoCalGas, SDG&E and other Sempra Energy companies in the Border Price Investigation, and pursuing claims against them in the investigation. SoCalGas, SDG&E and Sempra Energy reached a settlement in May 2006 with Edison that, subject to CPUC review and approval, would resolve disputes between SoCalGas, SDG&E, the other Sempra Energy companies and Edison arising over the last several years regarding the actions and activities being reviewed in the Border Price Investigation. The settlement would provide additional transparency for the natural gas storage and procurement activities of SoCalGas and SDG&E, expand and revise SoCalGas' non-core storage program, combine the California Utilities' core gas procurement functions and provide that all natural gas procurement hedging activities by SoCalGas and SDG&E will be outside the procurement incentive mechanisms and paid for by customers. Edison has agreed to support dismissal of the Border Price Investigation. In June 2006, the CPUC granted the motion to stay the Border Price Investigation proceedings to allow the CPUC to consider the settlement.

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

Various parties appealed aspects of the FERC's order to the Ninth Circuit Court of Appeals. In September 2005, the Court of Appeals held that the FERC did not have jurisdiction to order refunds from governmental entities and the California investor-owned utilities, including SDG&E, subsequently filed claims with the various governmental entities to recoup monies paid over and above the just and reasonable rate for power in the 2000-2001 time frame. On August 2, 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), the court also found that the FERC had erred in not considering disgorgement of profits and other remedies for tariff violations that may have occurred prior to October 2, 2000. The Court of Appeals remanded the matter to the FERC for further proceedings.

The company believes it has meritorious defenses to all litigation and the ultimate outcome would not differ from recorded reserves, where applicable, by amounts material to its financial position.

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

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance and up to $490 million for outage expenses and replacement power costs incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks and $2.8 million per week for up to 110 additional weeks, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company, through which insured members are subject to retrospective premium assessments (up to $8.14 million in SDG&E's case).

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

INCOME TAX MATTERS

The company's income tax returns are routinely examined by federal and state tax agencies. During 2005, the company resolved a number of issues in its federal and state income tax examinations that span the 1998 - 2001 period and recorded their effects. During 2006, the company resolved many of the remaining issues for these periods and several issues related to 2002 and 2003. Since not all issues have been resolved, the income tax liabilities for these years are not yet finally determined and the company continues to work with the agencies to respond to inquiries and resolve issues.

The company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At June 30, 2006, $6 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of income tax issues for all open periods will have a materially adverse effect upon its results of operations or financial condition.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the Annual Report.

RESULTS OF OPERATIONS

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following tables summarize the major unusual factors affecting net income and operating income for the six and three month periods ended June 30, 2006 and 2005. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

Six months ended June 30
	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$114	$90	$224	$165
Regulatory matters	(12)	--	(19)	--
Resolution of prior years' income tax issues	(2)	(16)	--	--
California energy crisis litigation reserves	(2)	--	(3)	--

	$98	$74	$202	$165

Three months ended June 30
	Net Income		Operating Income

(Dollars in millions)	2006	2005	2006	2005

Reported amounts	$66	$30	$125	$70
Regulatory matters	(12)	--	(19)	--
Resolution of prior years' income tax issues	(2)	(4)	--	--
California energy crisis litigation reserves	(2)	--	(3)	--

	$50	$26	$103	$70

Revenue

Electric revenues increased for the six months and three months ended June 30, 2006, compared to the corresponding periods in 2005, primarily due to increased costs that are passed through to customers, increased authorized revenues at San Onofre Nuclear Generating Station (SONGS) and the addition of the Palomar generating plant. Natural gas revenues decreased for the three month period due to lower unit costs of natural gas and decreased volumes.

Under the current regulatory framework, the cost of natural gas purchased for customers and the variations in that cost are passed through to customers on a substantially concurrent basis. However, SDG&E's natural gas procurement performance-based regulation mechanism allows the company to share in the savings or costs from buying natural gas for customers below or above market-based monthly benchmarks. Further discussion is provided in Notes 1 and 10 of the notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the electric and natural gas volumes and revenues by customer class for the six month periods ended June 30.

Electric Distribution and Transmission
(Volumes in millions of kWhs, dollars in millions)

	2006		2005

	Volumes	Revenue	Volumes	Revenue

Residential	3,534	$387	3,446	$351
Commercial	3,225	309	3,164	312
Industrial	1,070	76	1,036	70
Direct access	1,654	65	1,628	56
Street and highway lighting	51	5	48	6

	9,534	842	9,322	795
Balancing accounts and other		192		12

Total		$1,034		$807

Although commodity costs associated with long-term contracts allocated to SDG&E from the Department of Water Resources (DWR) (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Natural Gas Sales, Transportation and Exchange
(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total

	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue

2006:
Residential	20	$264	--	$--	20	$264
Commercial and industrial	9	105	3	4	12	109
Electric generation plants	--	1	29	20	29	21

	29	$370	32	$24	61	394
Balancing accounts and other						(42)

Total						$352

2005:
Residential	19	$213	--	$--	19	$213
Commercial and industrial	10	87	2	3	12	90
Electric generation plants	--	2	37	19	37	21

	29	$302	39	$22	68	324
Balancing accounts and other						29

Total						$353

Income Taxes

Income tax expense was $73 million and $47 million for the six months ended June 30, 2006 and 2005, respectively, and the effective income tax rates were 39 percent and 34 percent, respectively.

Income tax expense was $38 million and $20 million for the three months ended June 30, 2006 and 2005, respectively, and the effective income tax rates were 37 percent and 40 percent, respectively.

The increases in expense for both the three months and the six months ended June 30, 2006 were primarily due to higher pretax income in 2006 and the lower favorable resolution of prior years' income tax issues in 2006 compared to 2005. The increase in the effective tax rate during the six month period ended June 30, 2006 was due to lower favorable resolution of prior years' income tax issues in 2006. The decrease in the effective tax rate in the quarter ended June 30, 2006 was due to an increase in deductions, the benefits of which are passed through to customers.

Net Income

Net income for SDG&E increased by $24 million (27%) to $114 million for the six months ended June 30, 2006 and by $36 million (120%) to $66 million for the three months ended June 30, 2006. The increase in the six month period ended June 30, 2006 was primarily due to a $17 million increase from SDG&E's electric generation activities due to increased authorized revenues at SONGS and the commencement of commercial operation of the Palomar generating plant in 2006; an $8 million increase in 2006 due to the California Public Utilities Commission (CPUC)'s authorization for retroactive recovery of SONGS revenues related to a computational error in the 2004 Cost of Service; an increase of $5 million in 2006 due to authorized margins in excess of operating costs; an increase of $4 million resulting from Federal Energy Regulatory Commission (FERC) approval to recover prior year Independent System Operator (ISO) charges in 2006; and a $4 million increase resulting from the 2006 CPUC approval of 2005 Performance-Based Ratemaking (PBR) awards; offset by a $14 million decrease in favorable resolutions of prior years' income tax issues.

The increase in the three month period ended June 30, 2006 was due to the same factors, adjusted by the fact that most of the 2005 income tax resolutions occurred during the three months ended March 31, 2005.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2006, the company had $17 million in unrestricted cash and $479 million in available unused, committed lines of credit which are shared with SoCalGas and which are discussed more fully in Note 3 of the notes to Consolidated Financial Statements. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor the company's ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

In March 2006, SDG&E purchased the 550-megawatt (MW) Palomar generating plant in Escondido, California, from Sempra Generation, which built the facility. As a result, the company received a $200 million capital contribution from Sempra Energy, the company's dividends to Sempra Energy have been suspended to increase SDG&E's equity, and the level of future common dividends will be affected by SDG&E's increased capital expenditures.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities decreased by $31 million (30%) to $72 million for 2006. The change was primarily due to a decrease in overcollected regulatory balancing accounts in 2006 compared to an increase in 2005, partially offset by an increase in net income.

For the six months ended June 30, 2006, the company made contributions of $5 million each to the pension and other postretirement benefit plans.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $513 million (245%) to $722 million for 2006 primarily due to higher capital expenditures in 2006, including the purchase of the Palomar generating plant.

Significant capital expenditures in 2006 are expected to be $1.1 billion for additions to the company's natural gas and electric distribution and generation systems. These expenditures are expected to be financed by cash flows from operations, security issuances and equity infusions from Sempra Energy.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities increased by $296 million (219%) to $431 million for 2006, primarily due to a $200 million capital contribution from Sempra Energy and a $21 million increase in short-term debt in 2006. In addition, the company did not pay any common dividends in the first six months of 2006 as compared to $75 million of common dividends paid in the first six months of 2005.

COMMITMENTS

At June 30, 2006, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $250 million related to the issuance of first mortgage bonds, maturing in 2026.

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

Stock-Based Compensation: Effective January 1, 2006, Sempra Energy adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No.123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. Sempra Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

As of June 30, 2006, the total Value at Risk of SDG&E's positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The County of San Diego has withdrawn litigation against Sempra Energy and SDG&E that sought civil penalties for alleged violations of environmental standards applicable to the abatement, handling and disposal of asbestos-containing materials during the 2001 demolition of a natural gas storage facility. SDG&E and two employees have also been charged in a federal criminal indictment with having violated these standards and with related charges of conspiracy and having made false statements to governmental authorities. Although SDG&E believes that the maximum fines and penalties that could reasonably be assessed against it with respect to these matters would not exceed $750,000, it also believes that the charges are without merit and is vigorously contesting them. A jury trial is scheduled for January 2007.

Except as described above and in Notes 5 and 6 of the notes to Consolidated Financial Statements herein, neither the company nor its subsidiary are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

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

(b) Reports on Form 8-K

The following reports on Form 8-K were filed after March 31, 2006:

Current Report on Form 8-K filed May 2, 2006, including as exhibits Sempra Energy's press release of May 2, 2006, giving the financial results for the three months ended March 31, 2006, and related Income Statement Data by Business Unit.

Current Report on Form 8-K filed June 8, 2006, announcing SDG&E's sale of $250 million of First Mortgage Bonds.

Current Report on Form 8-K filed August 3, 2006, including as exhibits Sempra Energy's press release of August 3, 2006, giving the financial results for the three months ended June 30, 2006, and related Income Statement Data by Business Unit.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 3, 2006	By: /s/ S. D. Davis

S. D. Davis Sr. Vice President-External Relations and Chief Financial Officer