Form 10-Q
period 2006-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 2006-11-02
CIK 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2006
Commission file number	1-3779
SAN DIEGO GAS & ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)
California	95-1184800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
	(unaudited)

Operating revenues
Electric	$598	$467	$1,632	$1,274
Natural gas	105	134	457	487
Total operating revenues	703	601	2,089	1,761

Operating expenses
Cost of electric fuel and purchased power	203	146	566	437
Cost of natural gas	60	89	269	310
Other operating expenses	179	127	555	421
Litigation expense	2	44	3	44
Depreciation and amortization	72	66	219	197
Franchise fees and other taxes	39	32	105	90
Total operating expenses	555	504	1,717	1,499

Operating income	148	97	372	262

Other income, net (Note 3)	2	3	15	4
Interest income	--	15	(4)	20
Interest expense	(25)	(19)	(71)	(53)
Income before income taxes	125	96	312	233

Income tax expense (benefit)	53	(8)	126	39

Net income	72	104	186	194
Preferred dividend requirements	2	2	4	4
Earnings applicable to common shares	$70	$102	$182	$190

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85	$236
Restricted cash	161	--
Accounts receivable – trade	196	188
Accounts receivable – other	38	83
Interest receivable	15	17
Due from unconsolidated affiliates	3	32
Deferred income taxes	41	7
Regulatory assets arising from fixed-price contracts
and other derivatives	94	76
Other regulatory assets	88	91
Inventories	102	78
Other	83	39
Total current assets	906	847

Other assets:
Due from unconsolidated affiliate	4	--
Deferred taxes recoverable in rates	301	294
Regulatory assets arising from fixed-price contracts
and other derivatives	364	398
Other regulatory assets	237	276
Nuclear decommissioning trusts	669	638
Sundry	86	66
Total other assets	1,661	1,672

Property, plant and equipment:
Property, plant and equipment	7,291	6,931
Less accumulated depreciation and amortization	(2,057)	(1,958)
Property, plant and equipment, net	5,234	4,973
Total assets	$7,801	$7,492

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2006	2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$182	$243
Due to unconsolidated affiliates	29	441
Income taxes payable	49	6
Regulatory balancing accounts, net	241	179
Fixed-price contracts and other derivatives	94	76
Customer deposits	59	52
Current portion of long-term debt	227	66
Other	282	282
Total current liabilities	1,163	1,345

Long-term debt	1,656	1,455

Deferred credits and other liabilities:
Customer advances for construction	39	39
Deferred income taxes	477	591
Deferred investment tax credits	32	34
Regulatory liabilities arising from removal obligations	1,270	1,216
Asset retirement obligations	459	444
Fixed-price contracts and other derivatives	364	398
Mandatorily redeemable preferred securities	15	16
Deferred credits and other	382	392
Total deferred credits and other liabilities	3,038	3,130

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock not subject to mandatory redemption	79	79
Common stock (255 million shares authorized;
117 million shares outstanding; no par value)	1,138	938
Retained earnings	741	559
Accumulated other comprehensive income (loss)	(14)	(14)
Total shareholders' equity	1,944	1,562
Total liabilities and shareholders' equity	$7,801	$7,492

See notes to Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY

CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2006	2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$186	$194
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	219	197
Deferred income taxes and investment tax credits	(157)	43
Non-cash rate reduction bond expense	46	51
Accretion of interest	3	--
Other	(3)	(5)
Net change in working capital components	47	(210)
Changes in other assets	6	4
Changes in other liabilities	(13)	45
Net cash provided by operating activities	334	319

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(880)	(342)
Purchases of nuclear decommissioning and other trust assets	(375)	(146)
Proceeds from sales by nuclear decommissioning and other trusts	377	142
Increase in restricted cash balance	(161)	--
Decrease (increase) in loans to affiliate, net	1	(47)
Proceeds from sale of assets	1	--
Net cash used in investing activities	(1,037)	(393)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	200	--
Common dividends paid	--	(75)
Preferred dividends paid	(4)	(4)
Redemptions of preferred stock	(3)	(3)
Issuances of long-term debt	411	250
Payments on long-term debt	(48)	(48)
Other	(4)	(2)
Net cash provided by financing activities	552	118

Increase (decrease) in cash and cash equivalents	(151)	44
Cash and cash equivalents, January 1	236	9
Cash and cash equivalents, September 30	$85	$53

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$51	$43
Income tax payments, net of refunds	$243	$179

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

Sempra Energy also indirectly owns all of the common stock of Southern California Gas Company (SoCalGas). SDG&E and SoCalGas are collectively referred to herein as the Sempra Utilities.

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

Information in this Quarterly Report should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2005 (the Annual Report) and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

Asset Retirement Obligations

Following are the changes in asset-retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, for the nine months ended September 30, 2006 and 2005. FIN 47 was adopted prospectively on December 31, 2005.

(Dollars in millions)	2006		2005
Balance as of January 1	$463	*	$339
Accretion expense	23		17
Payments	(9)		(11)
Balance as of September 30	$477	*	$345

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

Pension and Other Postretirement Benefits

In accordance with SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits, the following tables provide the components of benefit costs for the periods ended September 30:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Service cost	$3	$3	$2	$--
Interest cost	12	10	1	2
Expected return on assets	(9)	(11)	(1)	(1)
Amortization of:
Prior service cost	1	1	--	(1)
Actuarial loss	3	--	--	1
Regulatory adjustment	(2)	2	(3)	1
Total net periodic benefit cost (income)	$8	$5	$(1)	$2

	Pension Benefits		Other Postretirement Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Service cost	$9	$8	$4	$2
Interest cost	33	31	5	4
Expected return on assets	(30)	(33)	(2)	(2)
Amortization of:
Prior service cost	2	2	2	(1)
Actuarial loss	4	1	--	1
Regulatory adjustment	(5)	2	(4)	1
Total net periodic benefit cost	$13	$11	$5	$5

The company expects to contribute $30 million to its pension plan and $7 million to its other postretirement benefit plans in 2006. For the nine months ended September 30, 2006, $11 million and $7 million of contributions have been made to the pension and other postretirement benefit plans, respectively, including $6 million and $1 million, respectively, for the three months ended September 30, 2006.

NOTE 2.  NEW ACCOUNTING STANDARDS

Pronouncements that have recently become effective that are relevant to the company and/or have had or may have a significant effect on the company's financial statements are described below.

SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R):  Effective January 1, 2006, Sempra Energy adopted SFAS 123 (revised 2004), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APBO) 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin (SAB) 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. Sempra Energy has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Sempra Energy adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, Sempra Energy's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Sempra Energy recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options and restricted shares on a straight-line basis over the requisite service period of the award, which is generally four years. Sempra Energy estimates the forfeiture rate based on its historical experience. On January 1, 2006, Sempra Energy clarified for most restricted stock awards issued in 2003, 2004 and 2005, that Sempra Energy will offer to repurchase only enough shares to cover minimum tax withholding requirements upon vesting of the awards. Sempra Energy changed the accounting of these awards from liability to equity awards in accordance with SFAS 123R.

SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154): SFAS 154 replaces APBO 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Unless it is impracticable to do so, SFAS 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. No such changes have been made by the company in 2006.

SFAS 155, "Accounting for Certain Hybrid Financial Instruments" (SFAS 155): SFAS 155 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140). SFAS 155 amends SFAS 133 to allow financial instruments that have embedded derivatives to be accounted for as a whole, if the holder elects to account for the whole instrument on a fair value basis, and provides additional guidance on the applicability of SFAS 133 and SFAS 140 to certain financial instruments and subordinated concentrations of credit risk. SFAS 155 is effective for all hybrid financial instruments acquired or issued by the company on or after January 1, 2007. The company does not expect that this statement will have a significant effect on its consolidated financial statements.

SFAS 157, "Fair Value Measurements" (SFAS 157): SFAS 157 defines fair value, provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. SFAS 157 applies under other standards that require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company is in the process of evaluating the effect of this statement on its consolidated financial position and results of operations.

SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158): SFAS 158 amends SFAS 87, Employers' Accounting for Pensions, SFAS 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS 132 (revised), Employers' Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires an employer to recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, measure a plan's assets and its obligations that determine its funded status as of the end of the company's fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in the company's comprehensive income and as a separate component of stockholders' equity. This statement is effective for fiscal years ending after December 15, 2006. Because the impact of this statement will be primarily at the Sempra Utilities, where the liabilities to be recorded are expected to be offset by regulatory assets, the company does not expect that this statement will have a significant impact on its consolidated financial condition or results of operations.

FIN 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109" (FIN 48): FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is in the process of evaluating the effect of this guidance on its consolidated financial position and results of operations.

FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FIN 46(R)": FSP FIN 46(R)-6 addresses how variability should be considered when applying FIN 46(R), Consolidation of Variable Interest Entities. Variability affects the determination of whether an entity is a variable interest entity (VIE), which interests are variable interests, and which party, if any, is the primary beneficiary of the VIE required to be consolidated. This FSP is effective for the first reporting period beginning after June 15, 2006. The adoption of this FSP did not have an impact on the company's financial condition or results of operations. However, as the staff position is applied to future contracts, the impact in periods subsequent to adoption could be material.

NOTE 3. OTHER FINANCIAL DATA

Committed Lines of Credit

SDG&E and its affiliate, SoCalGas, have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to the combined borrowing limit for both utilities of $600 million. At September 30, 2006 and December 31, 2005, the company had no amounts outstanding under this facility. Additional information concerning this credit facility is provided in the Annual Report.

In September 2006, SDG&E issued $161 million of variable-rate first mortgage bonds (3.2 percent at September 30, 2006), maturing in 2018.  The bonds will secure the repayment of tax-exempt industrial development bonds of an identical amount, maturity and interest rate issued by the City of Chula Vista, the proceeds of which have been loaned to SDG&E and will be repaid with payments on the first mortgage bonds. The proceeds from the issuance of the first mortgage bonds are included in restricted cash at September 30, 2006 as these proceeds are restricted for the retirement of an identical amount of 5.9 percent first mortgage bonds of a similar weighted-average maturity, expected to occur in November 2006.

In June 2006, SDG&E publicly offered and sold $250 million of 6 percent first mortgage bonds, maturing in 2026.

Series Preference Stock

The SDG&E Board of Directors has  approved an amendment to SDG&E's articles of incorporation that, when approved by shareholders, will authorize SDG&E to issue up to 25 million shares of an additional class of preference shares designated as "Series Preference Stock." The Series Preference Stock will be in addition to the Cumulative Preferred Stock, Preference Stock (Cumulative) and Common Stock that the company is currently authorized to issue, and would rank junior to the Cumulative Preferred Stock and

Preference Stock (Cumulative). The articles amendment is expected to be approved by SDG&E shareholders and to become effective in November 2006.

Comprehensive Income

For the three months and nine months ended September 30, 2006 and 2005, comprehensive income was equal to net income.

Capitalized Interest

The company recorded $1 million and $3 million of capitalized interest for the three months and the nine months ended September 30, 2006, respectively, including the debt-related portion of allowance for funds used during construction. The company recorded $1 million and $2 million of capitalized interest for the three months and the nine months ended September 30, 2005, respectively, including the debt-related portion of allowance for funds used during construction.

Unpaid Capital Expenditures

During the nine months ended September 30, 2006, the amount of unpaid capital expenditures decreased by $11 million.

Other Income, Net

Other Income, Net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2006	2005	2006	2005
Regulatory interest, net	$--	$(4)	$6	$(9)
Allowance for equity funds used during construction	3	2	7	6
Sundry, net	(1)	5	2	7
Total	$2	$3	$15	$4

NOTE 4. FINANCIAL INSTRUMENTS

Fair Value Hedges

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. These are described in Note 7 of the notes to Consolidated Financial Statements in the Annual Report.

Cash Flow Hedges

Interest-Rate Swaps

In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing after 2033 for fixed rates. The swaps expire in 2009. Pretax income arising from the ineffective portion of the interest-rate cash flow hedges included gains of $1 million and $5 million for the nine months ended September 30, 2006 and 2005, respectively. These amounts included a loss of $1 million and a gain of $4 million for the three months ended September 30, 2006 and 2005, respectively, and are recorded in Other Income, Net on the Statements of Consolidated

Income. At September 30, 2006 and December 31, 2005, the balances in Accumulated Other Comprehensive Income (Loss) related to interest-rate cash flow hedges were both zero.

Energy Contracts

The use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments allow the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The company records transactions for natural gas and electric energy contracts in Cost of Natural Gas and Cost of Electric Fuel and Purchased Power, respectively, in the Statements of Consolidated Income. Unrealized gains and losses related to these derivative instruments are offset by regulatory assets and liabilities on the Consolidated Balance Sheets to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

NOTE 5. REGULATORY MATTERS

SAN ONOFRE NUCLEAR GENERATING STATION (SONGS)

In June 2006, the California Public Utilities Commission (CPUC) adopted a decision granting SDG&E an increase in SONGS' electric rate revenues for 2004 and 2005, which resulted in a $13.2 million increase in pretax income in the second quarter of 2006, in response to SDG&E's request for a rehearing to resolve a computational error in the CPUC's setting of revenue for SDG&E's share of the operating costs of SONGS.

In 2004, Southern California Edison Company (Edison), the operator of SONGS, applied for CPUC approval to replace the steam generators at SONGS, stating that the work needed to be done in 2009 and 2010 for Units 2 and 3, respectively, and would require an estimated capital expenditure of $680 million (in 2004 dollars). SDG&E intends to participate in the steam generator replacement project and retain its 20 percent ownership share of SONGS, subject to CPUC approval. SDG&E is seeking rate recovery of the capital cost of the project, an increased return on equity (11.6 percent) for SONGS-related capital costs, and full cost recovery via balancing account treatment of SDG&E's SONGS-related operating and maintenance costs beginning in January 2007. In July 2006, SDG&E and the CPUC's Division of Ratepayer Advocates (DRA) reached a settlement supporting SDG&E's participation in the replacement project as well as the balancing account cost recovery. The parties agreed to defer the requested return on equity increase to the next cost of capital proceeding. SDG&E filed this settlement with the CPUC in August 2006, and an Administrative Law Judge (ALJ) proposed decision was issued in September 2006 recommending approval of the settlement. The ALJ decision is expected to be adopted by the CPUC in the fourth quarter of 2006.

OTHER ELECTRIC RESOURCES

In September 2006, the CPUC approved a transaction based upon a nonbinding letter of intent between SDG&E and Calpine Corporation (Calpine), for SDG&E to purchase power from a 573-megawatt (MW) generating facility under development in the Otay Mesa area of SDG&E's service territory. In October 2006, SDG&E, Calpine, Otay Mesa Energy Center, LLC (OMEC), a wholly owned subsidiary of Calpine, and other Calpine affiliates, entered into the definitive agreement for this transaction. The transaction is based on the original power purchase agreement (PPA) approved by the CPUC in February 2006. The agreement includes, among other things, an option in favor of SDG&E to purchase the facility for a fixed price at the end of the 10-year PPA and an option in favor of the plant's owners to compel SDG&E to purchase the plant for a lower fixed price at the end of the PPA. The CPUC also approved an additional return to SDG&E to compensate it for the effect on its financial ratios from the expected requirement to consolidate OMEC, in accordance with FIN 46(R), Consolidation of Variable Interest Entities. Among other conditions precedent, the transaction now requires the approval of the Federal Energy Regulatory Commission (FERC) and of the court having jurisdiction over the Calpine bankruptcy. The conditions precedent are expected to be resolved in the second quarter of 2007. Assuming such resolution is timely attained, the generating facility is expected to be in commercial operation by mid-2009.

In December 2005, SDG&E filed an application with the CPUC proposing the construction of the Sunrise Powerlink, a 500-kV transmission line between the San Diego region and the Imperial Valley that is estimated to cost $1.3 billion and be able to deliver 1,000 MW by mid-2010. The purpose of the project is to enhance reliability, provide access to renewable resources and lower the cost of certain delivered energy. SDG&E and the Imperial Irrigation District (IID) have entered into a Memorandum of Agreement (MOA) to build the project, subject to the negotiation of a definitive agreement. If the IID participates in the project in accordance with the MOA, SDG&E's share of the project is estimated to be $1 billion. In March 2006, SDG&E announced details of the transmission line's proposed route and is continuing its outreach efforts to obtain public support for the project and its proposed route. In August 2006, SDG&E filed an update to its application with the CPUC covering, among other things, the MOA, a detailed proponent's environmental assessment (PEA) and updated benefits of the project. Also in August 2006, the California Independent System Operator's (ISO) Board of Governors approved a report finding that the proposed transmission line is economically justified and needed to meet the demand for electricity in the region. In September 2006, the CPUC notified SDG&E that its application/PEA for the transmission line is considered complete and held a prehearing conference and public participation hearing to get input on the project and discuss the scope and schedule to be established for the proceeding. Further meetings will be held in 2006 and a ruling will be issued by the CPUC directing the steps to be taken toward a final decision expected no sooner than mid-2008.

Passage of California Senate Bill 107 in September 2006 requires California's investor-owned utilities to achieve a 20 percent renewable energy portfolio by 2010, instead of 2017 as previously required by state law. SDG&E already has been moving forward to achieve a 20 percent goal by 2010, consistent with California's Energy Action Plan (EAP) and EAP II. SDG&E is currently procuring renewable energy at a level of approximately 5.4 percent of its total electric retail sales and is executing new renewable energy contracts to achieve a 20 percent renewable portfolio by 2010. Also in September 2006, additional legislative bills were passed, including Assembly Bill 32 and Senate Bill 1368, mandating cuts in industrial greenhouse emissions, which could impact costs and/or reduce volumes at SDG&E. Any cost impact is expected to be recoverable through rates. In September 2006, the CPUC issued a ruling initiating Phase II of its Electric Resource Plan Order Instituting Rulemaking (OIR) which will address the long-term electric procurement plans of SDG&E, Edison and Pacific Gas & Electric (PG&E) for the period 2007 - 2016. SDG&E will file its long-term plan with the CPUC in December 2006, including a ten-year resource plan that details its expected portfolio of resources over the planning horizon of 2007 - 2016. The long-term plan will incorporate the renewable energy and greenhouse gas emissions standards established by the CPUC and by the recently enacted state legislation. The plan will also incorporate the potential sale to SDG&E of the 480-MW El Dorado power plant owned by Sempra Generation, a business unit of Sempra Energy, as discussed in Note 6 under "Other Natural Gas Cases." A CPUC decision is expected to be issued by the third quarter of 2007.

CPUC RULEMAKING REGARDING ENERGY UTILITIES, THEIR HOLDING COMPANIES AND NON-REGULATED AFFILIATES

The CPUC continues to pursue its OIR regarding energy utilities, their holding companies and non-regulated affiliates, and a final CPUC decision is expected in late 2006. In September 2006, the CPUC staff issued its proposed draft changes to the rules governing affiliate transactions and executive compensation reporting which intend to strengthen the separation between the utility, its parent company and affiliates by eliminating perceived loopholes, requiring more complete reporting, eliminating certain shared services and protecting a utility's financial integrity from the business activities of its unregulated affiliates and parent company. A workshop was also held in September 2006 to discuss the proposed staff rule changes. An ALJ proposed decision was issued in October 2006, recommending the approval of a number of the staff proposals but with certain measures clarified or eliminated altogether. Oral argument on the recommended rule changes was held in October 2006, and the CPUC is expected to issue a final decision by the end of 2006.

ADVANCED METERING INFRASTRUCTURE (AMI)

In March 2005, SDG&E submitted proposals to the CPUC for installing advanced meters with integrated two-way communications functionality. This $450 million advanced metering infrastructure has several features that would encourage customers to conserve electricity and shift usage away from time periods of high prices or capacity constraints, and would also result in various operational efficiency improvements. The proposal calls for the replacement of SDG&E's 1.4 million electric customer meters with AMI meters and would include installation of communication modules on SDG&E's 900,000 natural gas meters. It also includes installation of a communications network, information systems and system integration. CPUC hearings were held in September 2006, and a CPUC decision is expected in the first quarter of 2007. If the program is approved by the CPUC as proposed, meter installations are expected to commence in mid-2008 and be completed by late 2010. SDG&E commenced field tests in August 2006.

GAIN ON SALE RULEMAKING

In the second quarter of 2006, the CPUC adopted a decision standardizing the treatment of gains and losses on future sales of utility property. It provides for an allocation of 100 percent of the gains and losses from depreciable property to ratepayers and a 50/50 allocation of gains and losses from non-depreciable property between ratepayers and shareholders. Under certain circumstances the CPUC would be able to depart from the standard allocation. The DRA and The Utility Reform Network filed a joint request for rehearing of the decision requesting, among other things, that the CPUC adopt a 90/10 allocation of gains from non-depreciable assets between ratepayers and shareholders. The request is pending before the CPUC.

GENERAL RATE CASE

In August 2006, SDG&E tendered to the CPUC a Notice of Intent (NOI) to file a General Rate Case application to establish authorized 2008 revenue requirements and the ratemaking mechanisms by which those revenue requirements will change on an annual basis over the subsequent five-year period (2009-2013). Not included in the proceeding are fuel and purchased power and natural gas costs. Included in the NOI are proposed mechanisms for earnings sharing, as well as performance indicators with a maximum annual reward/penalty of $15 million during the 2008-2013 period. Relative to authorized revenue requirements for 2006, the NOI represents an increase of $239 million ($37 million for natural gas and $202 million for electric) in 2008. SDG&E will file its General Rate Case application in December 2006, and a final CPUC decision is expected in December 2007.

In September 2006, the CPUC issued a decision directing SDG&E to file a Phase II General Rate Case application in January 2007 to update its electric marginal cost, revenue allocation and rate design.

COST OF CAPITAL

In October 2006, the CPUC approved SDG&E's April 2006 petition to extend to May 2007 its option to file a request to adjust its cost of capital, with any resulting changes in return on equity and/or capital structure effective in 2008.

NATURAL GAS MARKET OIR

The CPUC is considering natural gas market issues, including market design and infrastructure requirements, as part of its Natural Gas Market OIR. A final decision in Phase II of this proceeding was issued in September 2006, reaffirming the adequacy of the capacity of the SoCalGas and SDG&E systems to meet current demand. In particular, the Phase II decision establishes natural gas quality standards that would accommodate regasified liquefied natural gas (LNG) supplies. Several parties have recently filed applications with the CPUC for rehearing of the September 2006 decision, contending that the California Environmental Quality Act applies and that impacts on the environment should be fully considered.

In May 2006, in a related proceeding, the CPUC approved the Sempra Utilities' Phase I proposal to combine the natural gas transmission costs for SDG&E and SoCalGas so that their customers will pay the same rate for natural gas deliveries at any receipt point once LNG deliveries begin at the Otay Mesa interconnection. Phase II of this implementation proceeding addresses the Sempra Utilities' proposal to establish firm access rights and off-system delivery services to ensure that customers have reliable access to diverse supply sources. The CPUC held hearings on these proposals in July of 2006 and plans to issue a Phase II decision by the end of 2006.

UTILITY RATEMAKING INCENTIVE AWARDS

Performance-Based Regulation (PBR) and demand-side management (DSM) awards are not included in the company's earnings until CPUC approval of each award is received. During the nine months ended September 30, 2006, SDG&E included in pretax earnings $5.9 million related to PBR, none of which was recorded in the third quarter of 2006, and $9.0 million related to DSM, which was recorded evenly over the nine-month period.

The cumulative amount of the natural gas PBR awards subject to refund based on the outcome of the Border Price Investigation discussed in Note 6 below is $8.5 million, all of which has been included in prior years' pretax income.

NOTE 6. CONTINGENCIES

LITIGATION

At September 30, 2006, the company's reserves for litigation matters were $59 million, of which $56 million related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Continental Forge Settlement

The litigation that is the subject of the January 2006 settlements is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge class-action and individual antitrust and unfair competition lawsuits alleging that Sempra Energy and the Sempra Utilities unlawfully sought to control natural gas and electricity markets, claimed damages of $23 billion after applicable trebling. A second settlement resolves class-action litigation brought by the Nevada Attorney General in Nevada Clark County District Court involving virtually identical allegations to those in the Continental Forge litigation.

On June 14, 2006, the San Diego County Superior Court approved the settlement of the Continental Forge class-action litigation as fair and reasonable and a final order was entered on July 20, 2006. The California Attorney General, the Department of Water Resources (DWR), the Utility Consumers Action Network and two class members have filed notices of appeal of the final order. With respect to the individual Continental Forge lawsuits, the Los Angeles City Council has not yet voted to approve the City of Los Angeles' participation in the settlement and it may elect to continue pursuing its individual case against Sempra Energy and the Sempra Utilities. The Nevada Clark County District Court entered an order approving the Nevada class-action settlement on September 8, 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but Sempra Energy is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

To settle the California and Nevada litigation, Sempra Energy would make cash payments in installments aggregating $377 million, of which $347 million relates to the Continental Forge and California class action price reporting litigation and $30 million relates to the Nevada antitrust litigation. Of the $377 million, Sempra Energy and the Sempra Utilities paid $83 million in August 2006.

Additional consideration for the California settlement includes an agreement that Sempra LNG would sell to the Sempra Utilities, subject to CPUC approval, regasified LNG from its LNG terminal being constructed in Baja California, Mexico at the California border index price minus $0.02. The Sempra Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC on July 25, 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the DWR. The price reductions would be reduced by any amounts that exceed a $150 million threshold up to the full amount of the price reduction that Sempra Generation is ordered to pay or incurs as a monetary award, any reduction in future revenues or profits, or any increase in future costs in connection with arbitration proceedings involving the DWR contract.

Other Natural Gas Cases

In November 2005, the California Attorney General and the CPUC filed a lawsuit in San Diego County Superior Court alleging that in 1998 Sempra Energy and the Sempra Utilities intentionally misled the CPUC, resulting in the utilities' California natural gas pipeline capacity being used to enable Sempra Energy to deliver natural gas to a power plant in Mexico. Plaintiffs also alleged that due to insufficient utility pipeline capacity, SDG&E curtailed natural gas service to electric generators and others, resulting in increased air pollution and higher electricity prices for California consumers from the use of oil as an alternate fuel source. On September 21, 2006, the parties entered into a settlement that provides for the Sempra Utilities to pay $2 million for attorneys' fees and costs incurred by the California Attorney General, SDG&E to be given the option to purchase Sempra Generation's El Dorado power plant in 2011 for book value subject to FERC approval, and Sempra Energy to pay approximately $5.7 million to SDG&E electricity customers beginning in 2009 to reduce SDG&E's electric procurement costs. The decisions by SDG&E and the CPUC as to whether the option should be exercised are expected to be made in 2007. In addition to resolving the lawsuit, the settlement includes as a condition precedent that within 90 days after the effective date of the agreement, the CPUC will permanently close the Border Price Investigation and Sempra Energy Affiliate Order Instituting Investigation. The company recorded after-tax expense of $0.4 million in the third quarter of 2006 to reflect these settlement costs.

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in U.S. District Court in Las Vegas against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges that the Sempra Energy defendants conspired with El Paso Natural Gas Company to eliminate competition, prevent the construction of natural gas pipelines to serve Nevada and other Western states, and to manipulate natural gas pipeline capacity and supply and the data provided to price indices, in violation of Nevada's antitrust laws and RICO. Plaintiffs also assert a breach of contract claim against Sempra Commodities. The U.S. District Court dismissed the case in November 2004, determining that the FERC had exclusive jurisdiction to resolve claims. In January 2005, plaintiffs filed an appeal with the Ninth Circuit Court of Appeals, and the matter is pending oral argument before that court.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 antitrust actions that were filed and have been coordinated in San Diego Superior Court against Sempra Energy and one or more of its affiliates (the Sempra Utilities and Sempra Commodities, depending on the lawsuit) and various, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. The plaintiffs suing the company claim that all of the defendants in the lawsuit have damaged them in the amount of $357 million before trebling. In June 2005, the court denied the defendants' motion to dismiss on preemption and Filed Rate Doctrine grounds. No trial date has been scheduled for these actions. Pending in the federal court system are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The District Court has dismissed four of these actions on the grounds that the claims asserted in these suits were preempted under federal law and the Filed Rate Doctrine. The remaining case, which includes conspiracy allegations, has been stayed. Plaintiffs have appealed the dismissals and the matters are pending oral argument in the Ninth Circuit Court of Appeals.

Electricity Cases

Various antitrust lawsuits, which seek class-action certification, allege that numerous entities, including Sempra Energy and certain subsidiaries, including SDG&E, that participated in the wholesale electricity markets unlawfully manipulated those markets. Collectively, these lawsuits allege damages against all defendants in an aggregate amount in excess of $16 billion (before trebling). In January 2003, the federal court granted a motion to dismiss one of these lawsuits, filed by the Snohomish County, Washington Public Utility District against Sempra Energy and certain non-utility subsidiaries, among others, on the grounds that the claims were subject to the Filed Rate Doctrine and were preempted by the Federal Power Act. In September 2004, the Ninth Circuit Court of Appeals affirmed the district court's ruling and in June 2005, the U.S. Supreme Court declined to review the decision. The company believes that this decision provides a precedent for the dismissal of the other lawsuits against the Sempra Energy companies claiming manipulation of the electricity markets. In October 2005, on the basis of federal preemption and Filed Rate grounds, the San Diego Superior Court dismissed with prejudice the initial consolidated cases that claimed that energy companies, such as the Sempra Energy companies, manipulated the wholesale electricity markets. In December 2005, plaintiffs filed an appeal in that case, which is being briefed on appeal.

CPUC Border Price Investigation

In November 2002, the CPUC instituted an investigation into the Southern California natural gas market and the price of natural gas delivered to the California - Arizona border between March 2000 and May 2001. The portion of this investigation relating to the Sempra Utilities is currently stayed pending CPUC review and approval of a settlement (see below). If the investigation were to determine that the conduct of either of the Sempra Utilities contributed to the natural gas price spikes that occurred during the investigation period, the CPUC may modify the party's natural gas procurement incentive mechanism, reduce the amount of any shareholder award for the period involved and/or order the party to issue a refund to ratepayers. At September 30, 2006, the cumulative amount of these shareholder awards was $8.5 million, all of which has been included in prior years' pretax income.

Edison has been the only party investigating the activities of SoCalGas, SDG&E and other Sempra Energy companies in the Border Price Investigation, and pursuing claims against them in the investigation. SoCalGas, SDG&E and Sempra Energy reached a settlement in May 2006 with Edison that, subject to CPUC review and approval, would resolve disputes between SoCalGas, SDG&E, the other Sempra Energy companies and Edison arising over the last several years regarding the actions and activities being reviewed in the Border Price Investigation, and Edison agreed to support dismissal of the Border Price Investigation. In June 2006, the CPUC granted the motion to stay the Border Price Investigation proceedings to allow the CPUC to consider the settlement. In September 2006, Edison filed a motion with the CPUC withdrawing all of its claims made against the Sempra Energy companies in the investigation, and the Sempra Utilities and Edison jointly requested that the Border Price Investigation be closed.

As discussed in the preceding paragraphs, a condition precedent of the September 2006 settlement of litigation discussed above under "Other Natural Gas Cases" is that the CPUC must permanently close the Border Price Investigation.

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

Various parties appealed aspects of the FERC's order to the Ninth Circuit Court of Appeals. In September 2005, the Court of Appeals held that the FERC did not have jurisdiction to order refunds from governmental entities. The California investor-owned utilities, including SDG&E, subsequently filed claims with the various governmental entities to recoup monies paid over and above the just and reasonable rate for power in the 2000 - 2001 time frame. On August 2, 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC had erred in not considering other remedies, such as disgorgement of profits, for tariff violations that are alleged to have occurred prior to October 2, 2000. The Court of Appeals remanded the matter to the FERC for further proceedings.

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

The company believes it has adequately provided for income tax issues not yet resolved with federal, state and foreign tax authorities. At September 30, 2006, $8 million was accrued for such matters. Although not probable, the most adverse resolution of these issues could result in additional charges to earnings in future periods. Based upon a consideration of all relevant facts and circumstances, the company does not believe the ultimate resolution of income tax issues for all open periods will have a materially adverse effect upon its results of operations or financial condition.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2005 Annual Report on Form 10-K (the Annual Report).

RESULTS OF OPERATIONS

Comparison of Earnings

To assist the reader in understanding the trend of earnings, the following tables summarize the major unusual factors affecting net income and operating income for the nine month and three month periods ended September 30, 2006 and 2005. These factors are discussed elsewhere in this Quarterly Report and/or the Annual Report, and this summary should be read in conjunction with those discussions.

Nine months ended September 30
	Net Income		Operating Income
(Dollars in millions)	2006	2005	2006	2005
Reported amounts	$186	$194	$372	$262

Regulatory matters	(25)	(24)	(39)	(33)
Resolution of prior years' income tax issues	1	(55)	--	--
California energy crisis litigation reserves	(1)	27	(2)	44
	$161	$142	$331	$273

Three months ended September 30
	Net Income		Operating Income
(Dollars in millions)	2006	2005	2006	2005
Reported amounts	$72	$104	$148	$97

Regulatory matters	(13)	(27)	(20)	(38)
Resolution of prior years' income tax issues	3	(39)	--	--
California energy crisis litigation reserves	1	27	1	44
	$63	$65	$129	$103

Revenue

Electric revenues increased for the nine months and three months ended September 30, 2006, compared to the corresponding periods in 2005, primarily due to increased costs that are passed through to customers and increased authorized revenues at San Onofre Nuclear Generating Station (SONGS). Volumes increased for the nine months and decreased for the three months ended September 30, 2006, respectively.  Natural gas revenues decreased for both the nine months and three months ended September 30, 2006 due to lower overall costs of natural gas.

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

The tables below summarize the electric and natural gas volumes and revenues by customer class for the nine month periods ended September 30.

Electric Distribution and Transmission

(Volumes in millions of kWhs, dollars in millions)

	2006		2005
	Volumes	Revenue	Volumes	Revenue
Residential	5,697	$692	5,318	$557
Commercial	5,215	541	5,007	502
Industrial	1,689	134	1,602	108
Direct access	2,569	101	2,493	87
Street and highway lighting	76	8	70	8
Off system sales	228	13	--	--
	15,474	1,489	14,490	1,262
Balancing accounts and other		143		12
Total		$1,632		$1,274

Although commodity costs associated with long-term contracts allocated to SDG&E from the Department of Water Resources (DWR) (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2006:
Residential	24	$313	--	$--	24	$313
Commercial and industrial	13	134	4	6	17	140
Electric generation plants	--	1	49	33	49	34
	37	$448	53	$39	90	487
Balancing accounts and other						(30)
Total						$457

2005:
Residential	24	$271	--	$--	24	$271
Commercial and industrial	13	120	3	4	16	124
Electric generation plants	--	2	50	29	50	31
	37	$393	53	$33	90	426
Balancing accounts and other						61
Total						$487

Litigation Expense

Litigation expense decreased by $41 million (93%) in the nine months ended September 30, 2006 and by $42 million (95%) in the three months ended September 30, 2006, primarily due to lower California energy crisis litigation expense.

Interest Income

Interest income decreased by $24 million (120%) for the nine months ended September 30, 2006 to $(4) million and by $15 million (100%) for the three months ended September 30, 2006.  The decrease in the nine months ended September 30, 2006 was due to $12 million lower interest as a result of income tax audit settlements in 2005 and reclassification of $7 million of interest as a result of a Federal Energy Regulatory Commission (FERC) approved Independent System Operator (ISO) settlement in 2006, which is now classified in Other Income, Net.

The decrease in the three months ended September 30, 2006 was due to lower interest of $7 million as a result of an income tax audit settlement in 2005 and $6 million from the ISO settlement also in 2005.

Interest Expense

Interest expense increased by $18 million (34%) for the nine months ended September 30, 2006 to $71 million and by $6 million (32%) for the three months ended September 30, 2006 to $25 million.  The increases were due to increased borrowings in 2006 to finance the purchase of the Palomar generating plant, and the accretion of interest related to the California energy crisis litigation settlement.

Income Taxes

Income tax expense was $126 million and $39 million for the nine months ended September 30, 2006 and 2005, respectively, and the effective income tax rates were 40 percent and 17 percent, respectively.

Income tax expense (benefit) was $53 million and $(8) million for the three months ended September 30, 2006 and 2005, respectively, and the effective income tax rates were 42 percent and (8) percent, respectively.

The increases in income tax expense for both the three months and nine months ended September 30, 2006 were due primarily to higher pretax income in 2006 and the favorable resolution of prior years' income tax issues in 2005. The increases in the effective tax rates were due primarily to the lower favorable resolution of prior years' income tax issues in 2006.

Net Income

Net income for SDG&E decreased by $8 million (4%) to $186 million for the nine months ended September 30, 2006 and by $32 million (31%) to $72 million for the three months ended September 30, 2006. The decrease in the nine month period ended September 30, 2006 was primarily due to $56 million lower favorable resolution of prior years' income tax issues and a $7 million increase in income taxes, offset by $29 million in higher earnings from electric generation activities including the commencement of commercial operation of the Palomar generating plant in 2006, and a $28 million reduction in litigation expense as a result of the California energy crisis reserve established in 2005.  Also in the nine month periods, the resolution of regulatory items increased 2006 net income by $25 million as compared to $24 million in 2005. The 2006 regulatory items include a $13 million resolution of prior year cost recovery issue; $8 million due to the California Public Utilities Commission (CPUC) authorization for retroactive recovery on SONGS revenues related to a computational error in the 2004 Cost of Service; and $4 million due to FERC approval to recover prior year ISO charges in 2006. The 2005 regulatory item of $24 million resulted from FERC approval to recover prior year ISO charges in 2005.

The decrease in the three month period ended September 30, 2006 was due to $42 million lower favorable resolution of prior years' income tax issues, a $14 million reduction in favorable resolutions of regulatory matters, reflecting $27 million resulting from the FERC approval of a settlement with the ISO in 2005 offset by the favorable resolution of a prior year cost recovery issue of $13 million in 2006, and higher income tax expense of $11 million, partially offset by a $26 million reduction in California energy crisis litigation expense and a $12 million increase in earnings from the increased electric generation activities discussed above.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2006, the company had $85 million in unrestricted cash and $500 million in available unused, committed lines of credit which are shared with SoCalGas and which are discussed more fully in Note 3 of the notes to Consolidated Financial Statements. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor the company's ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

As a result of the purchase of the Palomar generating plant in the first quarter of 2006, the company received a $200 million capital contribution from Sempra Energy, the company's dividends to Sempra Energy have been suspended to increase SDG&E's equity, and the level of future common dividends may be affected in order to maintain SDG&E's authorized capital structure during periods of increased capital expenditures.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $15 million (5%) to $334 million for 2006.

For the nine months ended September 30, 2006, the company made contributions of $11 million and $7 million to the pension and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $644 million (164%) to $1 billion for 2006 primarily due to higher capital expenditures in 2006, including the purchase of the Palomar generating plant, and the restriction of cash balances for the retirement of 5.9 percent first mortgage bonds. These increases were offset by lower advances to Sempra Energy in 2006.

Significant capital expenditures in 2006 are expected to be $1.1 billion for additions to the company's natural gas and electric distribution and generation systems. These expenditures are expected to be financed by cash flows from operations, security issuances and equity infusions from Sempra Energy.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities increased by $434 million (368%) to $552 million for 2006, primarily due to a $200 million capital contribution from Sempra Energy and a $161 million increase in long-term debt in 2006, as discussed in Note 3 of the notes to Consolidated Financial Statements. In addition, the company did not pay any common dividends in 2006 as compared to $75 million of common dividends paid in 2005.

COMMITMENTS

At September 30, 2006, there were no significant changes to the commitments that were disclosed in the Annual Report, except for an increase of $411 million related to the issuance of $250 million of 6 percent first mortgage bonds and $161 million of variable-rate first mortgage bonds, maturing in 2026 and 2018, respectively. Additionally, the pension and postretirement benefit obligation from 2006 through 2015 increased by $246 million at September 30, 2006 due to the enactment of the Pension Protection Act of 2006, which generally accelerates the required funded status of the company's pension plan.

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

As of September 30, 2006, the total Value at Risk of SDG&E's positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.  RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2005 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS

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
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 2, 2006	By: /s/ Dennis V. Arriola
Dennis V. Arriola Sr. Vice President and Chief Financial Officer