Form 10-Q
period 2007-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 2007-11-01
CIK 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2007
Commission file number	1-3779
SAN DIEGO GAS & ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)
California	95-1184800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

Forward-looking statements are necessarily based upon various assumptions involving judgments with respect to the future and other risks, including, among others, local, regional and national economic, competitive, political, legislative and regulatory conditions and developments; actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, the Federal Energy Regulatory Commission and other environmental and regulatory bodies in the United States; capital markets conditions, inflation rates, interest rates and exchange rates; energy and trading markets, including the timing and extent of changes in commodity prices; the availability of electric power, natural gas and liquefied natural gas; weather conditions and conservation efforts; war and terrorist attacks; business, regulatory, environmental and legal decisions and requirements; the status of deregulation of retail natural gas and electricity delivery; the timing and success of business development efforts; the resolution of litigation; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company. Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SAN DIEGO GAS & ELECTRIC COMPANY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
	(unaudited)

Operating revenues
Electric	$614	$598	$1,602	$1,632
Natural gas	102	105	482	457
Total operating revenues	716	703	2,084	2,089

Operating expenses
Cost of electric fuel and purchased power	184	203	496	566
Cost of natural gas	52	60	286	269
Other operating expenses	195	181	561	558
Depreciation and amortization	75	72	225	219
Franchise fees and other taxes	43	39	118	105
Total operating expenses	549	555	1,686	1,717

Operating income	167	148	398	372

Other income, net	8	2	10	15
Interest income	2	--	4	(4)
Interest expense	(24)	(25)	(71)	(71)
Income before income taxes	153	125	341	312

Income tax expense	28	53	101	126

Net income	125	72	240	186
Preferred dividend requirements	2	2	4	4
Earnings applicable to common shares	$123	$70	$236	$182

See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$282	$9
Accounts receivable – trade	232	206
Accounts receivable – other	24	26
Interest receivable	--	15
Due from unconsolidated affiliates	12	24
Income taxes receivable	14	25
Deferred income taxes	72	41
Inventories	121	97
Regulatory assets arising from fixed-price contracts
and other derivatives	56	83
Other regulatory assets	14	69
Other	50	71
Total current assets	877	666

Other assets:
Due from unconsolidated affiliate	5	5
Deferred taxes recoverable in rates	311	318
Regulatory assets arising from fixed-price contracts
and other derivatives	323	353
Regulatory assets arising from pensions and other
postretirement benefit obligations	203	220
Other regulatory assets	50	59
Nuclear decommissioning trusts	745	702
Sundry	119	72
Total other assets	1,756	1,729

Property, plant and equipment:
Property, plant and equipment	8,030	7,495
Less accumulated depreciation and amortization	(2,228)	(2,095)
Property, plant and equipment, net	5,802	5,400
Total assets	$8,435	$7,795

See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in millions)	2007	2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$--	$72
Accounts payable	147	273
Due to unconsolidated affiliates	35	5
Regulatory balancing accounts, net	369	165
Fixed-price contracts and other derivatives	61	83
Customer deposits	51	47
Mandatorily redeemable preferred securities	14	3
Current portion of long-term debt	--	66
Other	249	287
Total current liabilities	926	1,001

Long-term debt	1,916	1,638

Deferred credits and other liabilities:
Customer advances for construction	35	38
Pension and other postretirement benefit obligations, net of plan assets	229	249
Deferred income taxes	528	520
Deferred investment tax credits	29	31
Regulatory liabilities arising from removal obligations	1,356	1,311
Asset retirement obligations	522	462
Fixed-price contracts and other derivatives	325	353
Mandatorily redeemable preferred securities	--	14
Deferred credits and other	182	184
Total deferred credits and other liabilities	3,206	3,162

Minority interest	153	--

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock not subject to mandatory redemption	79	79
Common stock (255 million shares authorized;
117 million shares outstanding; no par value)	1,138	1,138
Retained earnings	1,031	796
Accumulated other comprehensive income (loss)	(14)	(19)
Total shareholders' equity	2,234	1,994
Total liabilities and shareholders' equity	$8,435	$7,795

See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended
	September 30,
(Dollars in millions)	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$240	$186
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	225	219
Deferred income taxes and investment tax credits	(21)	(157)
Noncash rate reduction bond expense	55	46
Other	(26)	--
Net changes in working capital components	126	47
Changes in other assets	(6)	6
Changes in other liabilities	--	(13)
Net cash provided by operating activities	593	334

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(479)	(880)
Purchases of nuclear decommissioning trust assets	(452)	(375)
Proceeds from sales by nuclear decommissioning trusts	455	377
Increase in restricted cash balance	--	(161)
Decrease (increase) in loans to affiliates, net	(1)	1
Proceeds from sales of assets	2	1
Net cash used in investing activities	(475)	(1,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	--	200
Issuance of long-term debt	271	411
Payments on long-term debt	(66)	(48)
Decrease in short-term debt, net	(72)	--
Redemptions of preferred stock	(3)	(3)
Preferred dividends paid	(4)	(4)
Other	--	(4)
Net cash provided by financing activities	126	552

Increase (decrease) in cash and cash equivalents	244	(151)
Cash and cash equivalents, January 1	9	236
Cash assumed in connection with FIN 46(R) initial consolidation	29	--
Cash and cash equivalents, September 30	$282	$85

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Interest payments, net of amounts capitalized	$50	$51
Income tax payments, net of refunds	$112	$243

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITY
Decrease in accounts payable from investments
in property, plant and equipment	$(21)	$(11)

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Principles of Consolidation

This Quarterly Report on Form 10-Q is that of San Diego Gas & Electric Company (SDG&E or the company). SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy, a California-based Fortune 500 holding company. The accompanying financial statements are the Condensed Consolidated Financial Statements of SDG&E and its subsidiary, SDG&E Funding LLC, and Otay Mesa Energy Center LLC (OMEC LLC), a variable interest entity which is consolidated beginning in the second quarter of 2007 as discussed in Note 3.

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the Annual Report) and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.

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

NOTE 2. NEW ACCOUNTING STANDARDS

Pronouncements that have recently become effective that have had or may have a significant effect on the company's financial statements are described below.

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

SFAS 157: (1) establishes that fair value is based on a hierarchy of inputs into the valuation process (as described in Note 6), (2) clarifies that an issuer's credit standing should be considered when measuring liabilities at fair value, (3) precludes the use of a liquidity or blockage factor discount when measuring instruments traded in an actively quoted market at fair value, and (4) requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information. These assumptions include the risk inherent in a particular valuation technique (such as a pricing model) and the risks inherent in the inputs to the model.

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

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48): FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Additionally, the FASB issued FASB Staff Position (FSP) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, which amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The company's implementation of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

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

As of September 30, 2007, the company had unrecognized tax benefits of $25 million. Of this amount, $22 million related to tax positions that, if recognized, would decrease the effective tax rate; however, $21 million related to tax positions that would increase the effective tax rate in subsequent years.

It is reasonably possible that the company’s unrecognized tax benefits could decrease by up to $6 million within the next 12 months due to the expiration of statutes of limitations on tax assessments and by up to $4 million due to the potential resolution of audit issues with various federal and state taxing authorities.

Effective January 1, 2007, the company’s policy is to recognize accrued interest and penalties on accrued tax balances as components of tax expense. Prior to the adoption of FIN 48, the company accrued interest expense and penalties as components of tax expense and interest income as a component of interest income. As of January 1, 2007, the company had accrued a total of $7 million of interest expense. As of September 30, 2007, the company had accrued a total of $12 million of interest benefit. The company had no accrued penalties as of either January 1, 2007 or September 30, 2007. Amounts accrued for interest expense associated with income taxes are included in income tax expense on the Statements of Consolidated Income and in various income tax balances on the Consolidated Balance Sheets.

The company is subject to U.S. federal income tax as well as income tax of state jurisdictions. The company remains subject to examination by U.S. federal and major state tax jurisdictions only for years after 2001.

In addition, the company has filed federal and state refund claims for tax years back to 1998. The pre-2002 tax years are closed to new issues; therefore, no additional tax may be assessed by the taxing authorities for these years.

NOTE 3. OTAY MESA ENERGY CENTER LLC

FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin (ARB) No. 51 (FIN 46(R)), requires an enterprise to consolidate a variable interest entity (VIE), as defined in FIN 46(R), if the company is the primary beneficiary of a VIE’s activities.

The company has entered into a 10-year power purchase agreement with OMEC LLC for power generated at the Otay Mesa Energy Center (OMEC). The provisions of the contract are discussed in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report. As defined in FIN 46(R), OMEC LLC is a VIE, of which the company is the primary beneficiary. In accordance with FIN 46(R), the company consolidated OMEC LLC beginning in the second quarter of 2007.

The company’s Condensed Consolidated Financial Statements include the following amounts associated with OMEC LLC:

(Dollars in millions)	September 30, 2007
Cash and cash equivalents	$14
Other current assets	2
Total current assets	16
Property, plant and equipment	185
Sundry	9
Total assets	$210

Accounts payable	$25
Long-term debt	28
Minority interest	153
Other	4
Total liabilities and shareholders’ equity	$210

(Dollars in millions)	Three months and nine months ended September 30, 2007
Loss on interest-rate swaps	$(11)
Minority interest	11
Other income, net	--
Net income	$--

OMEC LLC has a project finance credit facility with third party lenders that provides for up to $377 million for the construction of the OMEC. SDG&E is not a party to the credit agreement. The credit facility is structured as a construction loan, converting to a term loan upon commercial operation of the plant, and is secured by the assets of OMEC LLC. The loan matures in April 2019. Borrowings under the facility bear interest at rates varying with market rates. OMEC LLC had $21 million of outstanding borrowings under this facility at September 30, 2007. In addition, OMEC LLC has entered into interest-rate swap agreements to moderate its exposure to interest-rate changes on this facility.

NOTE 4. OTHER FINANCIAL DATA

Asset Retirement Obligations

The company’s asset retirement obligations, as defined in SFAS 143, Accounting for Asset Retirement Obligations, and FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, are discussed in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. Following are the changes in asset retirement obligations for the nine months ended September 30, 2007 and 2006:

(Dollars in millions)	2007	2006
Balance as of January 1*	$483	$463
Accretion expense	25	23
Liabilities incurred	1	--
Payments	(15)	(9)
Revision to estimated cash flows**	46	--
Balance as of September 30*	$540	$477

*	The current portion of the obligation is included in Other Current Liabilities on the Consolidated Balance Sheets.
**	The revision is primarily due to an increase in the present value of estimated liabilities for the San Onofre Nuclear Generating Station (SONGS) decommissioning costs.

Pension and Other Postretirement Benefits

The following tables provide the components of benefit costs for the three months and nine months ended September 30:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Service cost	$6	$3	$1	$2
Interest cost	11	12	2	1
Expected return on assets	(12)	(9)	--	(1)
Amortization of:
Prior service cost	1	1	--	--
Actuarial loss	--	3	--	--
Regulatory adjustment	9	(2)	--	(3)
Total net periodic benefit cost (income)	$15	$8	$3	$(1)

	Pension Benefits		Other Postretirement Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Service cost	$17	$9	$4	$4
Interest cost	35	33	6	5
Expected return on assets	(34)	(30)	(2)	(2)
Amortization of:
Prior service cost	2	2	2	2
Actuarial loss	1	4	--	--
Regulatory adjustment	4	(5)	1	(4)
Total net periodic benefit cost	$25	$13	$11	$5

The company expects to contribute $27 million to its pension plan and $15 million to its other postretirement benefit plans in 2007. For the nine months ended September 30, 2007, the company made contributions of $23 million and $11 million to the pension plan and other postretirement benefit plans, respectively, including $15 million and $3 million, respectively, for the three months ended September 30, 2007.

Capitalized Interest

The company recorded $2 million and $5 million of capitalized interest for the three months and nine months ended September 30, 2007, respectively, including the debt-related portion of allowance for funds used during construction. The company recorded $1 million and $3 million of capitalized interest for the three months and nine months ended September 30, 2006, respectively, including the debt-related portion of allowance for funds used during construction.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Net income	$125	$72	$240	$186
Net actuarial gain*	--	--	4	--
Comprehensive income	$125	$72	$244	$186

* Net of income tax expense of $3 million for the nine months ended September 30, 2007.

Other Income, Net

Other Income, Net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2007	2006	2007	2006
Regulatory interest, net	$1	$--	$(6)	$6
Allowance for equity funds used during construction	4	3	12	7
Sundry, net	3	(1)	4	2
Total	$8	$2	$10	$15

Income Taxes

The effective income tax rates for the company were 18 percent and 42 percent, for the three months ended September 30, 2007 and 2006, respectively, and 30 percent and 40 percent for the nine months ended September 30, 2007 and 2006, respectively. The lower effective tax rates were due to higher favorable resolution of prior years' income tax issues in 2007.

NOTE 5. DEBT AND CREDIT FACILITIES

Committed Lines of Credit

SDG&E and its affiliate, SoCalGas, have a combined $600 million five-year syndicated revolving credit facility expiring in 2010, under which each utility individually may borrow up to $500 million, subject to a combined borrowing limit for both utilities of $600 million. At September 30, 2007, the company had no outstanding borrowings under this facility.

Additional information concerning this credit facility is provided in the Annual Report.

Long-term Debt

In September 2007, SDG&E publicly offered and sold $250 million of 6.125-percent first mortgage bonds, maturing in 2037. Also in September 2007, SDG&E redeemed the $17 million remaining outstanding balance of its rate reduction bonds in advance of the scheduled maturity of December 26, 2007.

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. Generally, the company elects to apply hedge accounting to these instruments. However, OMEC LLC, a consolidated VIE as discussed in Note 3, does not apply hedge accounting to such instruments. The changes in fair value associated with OMEC LLC's interest-rate swap agreements were recorded in Other Income, Net in the Statements of Consolidated Income.

Cash flow hedges

In September 2004, SDG&E entered into interest-rate swaps to exchange the floating rates on its $251 million Chula Vista Series 2004 bonds maturing from 2034 through 2039 for fixed rates. The swaps expire in 2009. The fair value of these swaps at September 30, 2007 and December 31, 2006 was $2 million and $3 million, respectively. For the nine months ended September 30, 2007 and 2006, pretax income (loss) arising from the ineffective portion of interest-rate cash flow hedges was $(1) million and $1 million, respectively, and was recorded in Other Income, Net on the Statements of Consolidated Income. These amounts included losses of $1 million in each of the three month periods ended September 30, 2007 and 2006.

There were no balances in Accumulated Other Comprehensive Income (Loss) at September 30, 2007 and December 31, 2006 related to interest-rate cash flow hedges.

NOTE 6. FINANCIAL INSTRUMENTS

Interest-Rate Swaps

The company periodically enters into interest-rate swap agreements to moderate its exposure to interest-rate changes and to lower its overall cost of borrowing. The company's interest-rate swap to hedge cash flows is discussed in Note 5.

Energy and Natural Gas Contracts

The use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments enable the company to estimate with greater certainty the effective prices to be received by the company and the prices to be charged to its customers. The company records realized gains or losses on derivative instruments associated with transactions for electric energy and natural gas contracts in Cost of Electric Fuel and Purchased Power and Cost of Natural Gas respectively, on the Statements of Consolidated Income. On the Consolidated Balance Sheets, the company records corresponding regulatory assets and liabilities related to unrealized gains and losses from these derivative instruments to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

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

The following table sets forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of September 30, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total

Assets:
Commodity derivatives	$16	$10	$--	$26
Nuclear decommissioning trusts	447	289	--	736
Other derivatives	--	2	4	6
Total	$463	$301	$4	$768

Liabilities:
Commodity derivatives	$6	$14	$--	$20
Other derivatives	--	3	--	3
Total	$6	$17	$--	$23

Nuclear decommissioning trusts reflect the assets of the company's nuclear decommissioning trusts, excluding cash balances, as discussed in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Commodity derivatives include commodity and other derivative positions entered into to manage customer price exposures, and other derivatives include interest-rate management instruments. The following table sets forth a reconciliation of changes in the fair value of net other derivatives classified as level 3 in the fair value hierarchy:

(Dollars in millions)	Nine months ended September 30, 2007
Balance as of January 1, 2007	$--
Purchases, issuances and settlements	4
Balance as of September 30, 2007	$4

Change in unrealized gains (losses) relating to
instruments still held as of September 30, 2007	$4

During the third quarter of 2007, the California Independent System Operator (ISO) began the process of allocating congestion revenue rights (CRRs) to load serving entities, including SDG&E. These instruments are considered derivatives and are recorded at fair value based on discounted cash flows. They are classified as level 3 and reflected in the table above. Changes in the fair value of CRRs, which were initially valued at $4 million, will be deferred and recorded in regulatory accounts to the extent they are recoverable through rates.

The following table sets forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a nonrecurring basis during the nine months ended September 30, 2007. The fair value measures classified as level 3 are calculated based on discounted expected future cash flows.

Nonrecurring Fair Value Measures	At fair value during the nine months ended September 30, 2007
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
OMEC*	$--	$8	$155	$163

Liabilities:
OMEC*	$--	$--	$28	$28
Asset retirement obligations**	--	--	47	47
Total	$--	$--	$75	$75

*	Initial consolidation of OMEC LLC as discussed in Note 3.
**	Update to SONGS decommissioning and other asset retirement obligation costs as discussed in Note 4.

NOTE 7. REGULATORY MATTERS

Power Procurement and Resource Planning

Sunrise Powerlink Electric Transmission Line

SDG&E has an application on file with the California Public Utilities Commission (CPUC) proposing the construction of the Sunrise Powerlink, a 500-kV electric transmission line between the Imperial Valley and the San Diego region that will be able to deliver 1,000 megawatts (MW). The project, as proposed, is estimated to cost $1.3 billion, and SDG&E and the Imperial Irrigation District (IID) have entered into a Memorandum of Agreement (MOA) to build the project, subject to the negotiation of a definitive agreement. If the IID participates in the project in accordance with the MOA, SDG&E's share of the project cost is estimated to be $1 billion.

Phase I evidentiary hearings on the project were completed in October 2007, and the Administrative Law Judge (ALJ) has directed parties to submit opening briefs on project need and benefit on November 9, 2007 and reply briefs on November 30, 2007.

Phase II hearings are expected to commence in the first quarter of 2008 to address environmental issues associated with the project, including alternative project and route proposals. The CPUC will also issue a draft Environmental Impact Report (EIR) and Environmental Impact Study (EIS) for public comment and hold additional public participation hearings in response to their findings. The draft EIR/EIS, originally scheduled to be issued in August 2007, is now expected to be issued in January 2008. The final EIR/EIS is scheduled to be issued by June 2008. A final CPUC decision is expected in the third or fourth quarter of 2008.

Given this timeline, the company will not meet its original target date of mid-2010 for the commencement of Sunrise Powerlink operations. The earliest the company estimates this transmission line to be operational, assuming the project is approved by the CPUC as proposed in the company's original filing, would be 2011.

Renewable Energy

California Senate Bill 107 (SB 107), enacted in September 2006, requires California's investor-owned utilities (IOUs), including the company, to achieve a 20-percent renewable energy portfolio by 2010.

At the end of October 2007, SDG&E has renewable energy supply under contract of approximately 13 percent of its projected retail demand by the end of 2010. A substantial portion of these contracts, however, are contingent upon many factors, including access to electric transmission infrastructure (including SDG&E's proposed Sunrise Powerlink transmission line), timely regulatory approval of contracted renewable energy projects, the renewable energy project developers' ability to obtain project financing, and successful development and implementation of the renewable energy technologies.

Given the revised Sunrise Powerlink EIR/EIS timeline, as discussed above, the Sunrise Powerlink transmission line, if approved, will not be in operation to provide transmission capability to meet the requirements of SB 107 by the 2010 deadline. Consequently, the company believes it is unlikely that it will be able to meet the 2010 renewable energy requirement mandated by SB 107. The company's failure to attain the 20-percent goal in 2010, or in any subsequent year, could subject it to a CPUC-imposed penalty, subject to flexible compliance measures, of 5 cents per kilowatt hour of renewable energy under-delivery up to a maximum penalty of $25 million per year under the current rules. The company cannot determine if it will be subject to a penalty and believes the conditions under which any penalty would be applied would be subject to the flexible compliance measures and the CPUC's review of the circumstances for non-attainment.

Greenhouse Gas Regulation

Legislation was enacted in 2006, including Assembly Bill 32 and Senate Bill 1368 (SB 1368), mandating reductions in greenhouse gas emissions, which could affect costs and growth at SDG&E. Any cost impact is expected to be recoverable through rates.

Long-term Procurement Plan

SDG&E filed its long-term procurement plan (LTPP) with the CPUC in December 2006, including a ten-year energy resource plan that details its expected portfolio of energy resources over the planning horizon of 2007 - 2016. The LTPP incorporates the renewable energy and greenhouse gas emissions performance standards established by the CPUC and by SB 107 and SB 1368. SDG&E's LTPP identifies, among other details, the need for additional generation resources beginning in 2010, including a baseload plant in 2012. A draft decision is expected by the end of 2007 and a final decision in early 2008. Consistent with its LTPP, SDG&E has separately filed an application with the CPUC in August 2007 seeking authority to exercise its option to acquire in 2011, at net book value on the date of acquisition, the El Dorado power plant. A draft decision is expected in November 2007, and a final decision is expected in December 2007.

General Rate Case

In April 2007, the company filed an amendment to its original 2008 General Rate Case application (2008 GRC) as filed in December 2006 with the CPUC. The 2008 GRC application, as amended, establishes the authorized margin requirements and the ratemaking mechanisms by which those margin requirements would change annually effective in 2008 through 2013 (2008 GRC rate period). The amended 2008 GRC request represents an increase in the company's annual authorized margin of $224 million, as compared to 2007 authorized margin.

As part of the General Rate Case process, applications are subject to review and testimony by various groups representing the interests of ratepayers and other constituents. In July 2007, the CPUC's Division of Ratepayer Advocates (DRA) submitted testimony to the CPUC proposing, among other things, reductions to SDG&E's requested margin requirements by $145 million. In addition, the DRA proposed a 5-year term as the applicable 2008 GRC rate period as compared to the 6-year term proposed by the company. Testimony submitted to the CPUC by certain other advocacy groups proposes, among other things, additional reductions in the requested margin requirements beyond those proposed by the DRA.

In July 2007, the company submitted rebuttal testimony to the CPUC responding to the DRA's and other advocacy groups' testimonies. Public hearings on the 2008 GRC were held in August 2007 and September 2007. A final decision is expected in the first quarter of 2008. The company has filed a request with the CPUC to make any decision on the 2008 GRC effective retroactive to January 1, 2008.

Phase II of this proceeding, which deals with cost allocation among customer classes, began with public hearings in early September 2007. The GRC filing proposes a number of energy conservation initiatives for all customer classes, with incentives for reduced electricity usage. The filing also proposes the gradual elimination of residential rate caps that have been required by state legislation since the California energy crisis in 2001. An all-party settlement agreement was reached and filed with the CPUC in October 2007. The settlement agreement does not resolve all issues in the proceeding and specifically does not address SDG&E's proposal to gradually eliminate residential rate caps. Comments on the settlement agreement and evidentiary hearings on the remaining issues in the proceeding will be completed by November 2007. A final CPUC decision is expected in early 2008.

Cost of Capital Proceeding

The company filed an application with the CPUC in May 2007 seeking to update its cost of capital, authorized return on equity (ROE) and debt/equity ratios. SDG&E is requesting, among other things, an 11.60 percent ROE (compared to its current ROE of 10.70 percent), to be effective in 2008. SDG&E also is seeking to maintain its current capital structure of 49 percent common equity, 5.75 percent preferred stock and 45.25 percent debt. Evidentiary hearings were held in September 2007, and a final CPUC decision is expected by the end of 2007.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR) and demand-side management awards are not included in the company's earnings until CPUC approval of each award is received. All awards discussed below are on a pretax basis.

In May 2007, the CPUC approved SDG&E's Gas PBR Year 13 activities, and the resulting $2 million shareholder award was recognized in earnings in the second quarter of 2007. In July 2007, SDG&E received approval of its 2006 Operational PBR shareholder award of $9 million, which was included in the company's earnings in the third quarter of 2007.

In September 2007, the CPUC established a mechanism to financially reward or penalize the IOUs for their performance on post-2005 energy-efficiency programs. The mechanism rewards or penalizes the IOUs based upon specific portfolio performance goals to reduce energy consumption. The program provides for three-year cycles, with the first three-year cycle covering 2006 through 2008. The company's maximum rewards and penalties, on a pretax basis, are $50 million. Generally, the company will be entitled to rewards when the energy cost savings are 85-125 percent of goal. The company is subject to penalties when the savings are less than 65 percent of goal, with the maximum penalty reached when savings are 35 percent of goal. No incentive or penalty applies for performance between 65-85 percent.

NOTE 8. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At September 30, 2007, the company's reserves for litigation matters were $38 million, of which $37 million related to settlements reached in January 2006 to resolve certain litigation arising out of the 2000 - 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Sempra Commodities, Sempra Generation and Sempra LNG, referred to in the following discussion, are business units of Sempra Energy.

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

The San Diego County Superior Court entered a final order approving the settlement of the Continental Forge class-action litigation as fair and reasonable in July 2006. The California Attorney General and the Department of Water Resources (DWR) have appealed the final order. Oral argument is expected to take place in 2008. The Nevada Clark County District Court entered an order approving the Nevada class-action settlement in September 2006. Both the California and Nevada settlements must be approved for either settlement to take effect, but Sempra Energy is permitted to waive this condition. The settlements are not conditioned upon approval by the CPUC, the DWR, or any other governmental or regulatory agency to be effective.

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

Additional consideration for the January 2006 California settlement includes an agreement that Sempra LNG would sell to the Sempra Utilities, subject to CPUC approval, regasified liquefied natural gas (LNG) from its LNG terminal being constructed in Baja California, Mexico, for a period of 18 years at the California border index price minus $0.02 per million British thermal units (MMBtu). The Sempra Utilities agreed to seek approval from the CPUC to integrate their natural gas transmission facilities and to develop both firm, tradable natural gas receipt point rights for access to their combined intrastate transmission system and SoCalGas' underground natural gas storage system and filed for approval at the CPUC in July 2006. In addition, Sempra Generation voluntarily would reduce the price that it charges for power and limit the places at which it would deliver power under its contract with the DWR. Based on the expected contractual volumes of power to be delivered, this discount would have potential value aggregating $300 million over the contract's then remaining six-year term.

Under the terms of the January 2006 settlements, $83 million was paid in August 2006 and an additional $83 million was paid in August 2007. Of the remaining amounts, $25.8 million is to be paid on the closing date of the January 2006 settlements, which will take place after the resolution of all appeals, and $24.8 million will be paid on each successive anniversary of the closing date through the seventh anniversary of the closing date, as adjusted for the City of Los Angeles settlement. Under the terms of the City of Los Angeles settlement, $8.5 million was paid on April 25, 2007. The reserves recorded for the California and Nevada settlements by Sempra Energy, including SDG&E, in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract. A portion of the reserves was discounted at 7 percent, the rate specified for prepayments in the settlement agreement. For payments not addressed in the agreement and for periods from the settlement date through the estimated date of the first payment, 5 percent was used to approximate Sempra Energy's average cost of financing.

Other Natural Gas Cases

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in the U.S. District Court in Nevada against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges a conspiracy to manipulate and inflate the prices that Nevada Power had to pay for its natural gas by preventing the construction of natural gas pipelines to serve Nevada and other Western states, and reporting artificially inflated prices to trade publications. The U.S. District Court dismissed the case in November 2004, determining that the Federal Energy Regulatory Commission (FERC) had exclusive jurisdiction to resolve the claims. In September 2007, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) reversed the dismissal and the case is expected to return to the District Court for further proceedings.

Apart from the claims settled in connection with the Continental Forge settlement, there remain pending 13 state antitrust actions that have been coordinated in San Diego Superior Court against Sempra Energy, the Sempra Utilities and Sempra Commodities and other, unrelated energy companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions. In July 2007, the Superior Court stayed the portion of the proceeding involving all but three of the 13 individual plaintiffs who brought actions against the company because they are class members in the Continental Forge settlement class described above.

Pending in the U.S. District Court in Nevada are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The court dismissed four of these actions, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and these cases are expected to return to the District Court for further proceedings.

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

Various parties appealed the FERC's order to the Ninth Circuit Court of Appeals. In August 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC had erred in not considering other remedies, such as disgorgement of profits, for tariff violations that are alleged to have occurred prior to October 2, 2000. The Court of Appeals remanded the matter to the FERC for further proceedings. In August 2007, the Ninth Circuit Court of Appeals issued a decision reversing and remanding FERC orders declining to provide refunds in a related proceeding regarding short-term bilateral sales up to one month in the Pacific Northwest. The court found that some of the short-term sales between the DWR and various sellers (including Sempra Commodities) that had previously been excluded from the refund proceeding involving sales in the ISO and PX markets in California, were within the scope of the Pacific Northwest refund proceeding. Sempra Commodities intends to seek further judicial review of this decision, but it is possible that on remand, the FERC could order refunds for short-term sales to the DWR in the Pacific Northwest refund proceeding.

SDG&E has been awarded $159 million through September 30, 2007, in settlement of certain claims against electricity suppliers related to the 2000 - 2001 California energy crisis. The net proceeds of these settlements are for the benefit of ratepayers and for the payment of third party fees associated with the recovery of these claims. All monies have been received by SDG&E.

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

NOTE 9. SUBSEQUENT EVENT -- SOUTHERN CALIFORNIA WILDFIRES

In October 2007, major wildfires throughout Southern California destroyed many homes, damaged utility infrastructure and disrupted utility services. The causes of the more than 20 fires remain under investigation, including the possible role in some of the San Diego County fires of SDG&E power lines affected by high winds. On October 21, 2007, Governor Arnold Schwarzenegger declared a state of emergency for seven California counties, including the County of San Diego and six counties within SoCalGas' service territory. The Sempra Utilities will each apply to the CPUC to recover any material incremental costs of restoring utility services and utility facilities damaged by the wildfires in cost recovery proceedings applicable to disaster events.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2006 Annual Report on Form 10-K (Annual Report).

RESULTS OF OPERATIONS

Revenues and Cost of Sales

Electric revenues decreased for the nine months ended September 30, 2007 compared to the corresponding period in 2006, primarily due to lower cost of electric fuel and purchased power, offset by higher authorized revenues. Electric revenues increased for the three months ended September 30, 2007 due to higher authorized revenues in 2007, regulatory awards in 2007 and higher refundable costs in 2007, offset by lower cost of electric fuel and purchased power. During the nine months ended September 30, 2007, natural gas revenues increased compared to the corresponding period in 2006, primarily as a result of higher cost of natural gas and higher authorized revenues.

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

The tables below summarize the electric and natural gas volumes and revenues by customer class for the nine month periods ended September 30.

Electric Distribution and Transmission

(Volumes in millions of kilowatt-hours, dollars in millions)

	2007		2006
	Volumes	Revenue	Volumes	Revenue
Residential	5,678	$755	5,697	$692
Commercial	5,391	659	5,215	541
Industrial	1,707	176	1,689	134
Direct access	2,401	88	2,569	101
Street and highway lighting	79	9	76	8
Off system sales	--	--	228	13
	15,256	1,687	15,474	1,489
Balancing accounts and other		(85)		143
Total		$1,602		$1,632

Although commodity costs associated with long-term contracts allocated to SDG&E from the Department of Water Resources (DWR) (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

			Transportation
	Natural Gas Sales		and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2007:
Residential	25	$319	--	$--	25	$319
Commercial and industrial	13	127	3	5	16	132
Electric generation plants	--	--	41	29	41	29
	38	$446	44	$34	82	480
Balancing accounts and other						2
Total						$482

2006:
Residential	24	$313	--	$--	24	$313
Commercial and industrial	13	134	4	6	17	140
Electric generation plants	--	1	49	33	49	34
	37	$448	53	$39	90	487
Balancing accounts and other						(30)
Total						$457

Income Taxes

Income tax expense was $101 million and $126 million for the nine months ended September 30, 2007 and 2006, respectively, and the effective income tax rates were 30 percent and 40 percent, respectively. Income tax expense was $28 million and $53 million for the three months ended September 30, 2007 and 2006, respectively, and the effective income tax rates were 18 percent and 42 percent, respectively.

The decrease in expense for the three months and nine months ended September 30, 2007 was due primarily to a lower effective income tax rate. The lower effective tax rate was due to higher favorable resolution of prior years' income tax issues in 2007.

Net Income

Net income for SDG&E increased by $54 million (29%) in the nine months ended September 30, 2007 to $240 million and by $53 million (74%) in the three months ended September 30, 2007 to $125 million. The increase for the nine months ended September 30, 2007 was primarily due to $18 million from the higher favorable resolution of prior years' income tax issues in 2007, $15 million from higher electric transmission earnings, $8 million due to the Palomar electric generation facility operating for nine months in 2007 as compared to six months in 2006 and $8 million due to a lower effective income tax rate in 2007. The increase for the three months ended September 30, 2007 was primarily due to $22 million from the higher favorable resolution of prior years' income tax issues in 2007, $13 million due to higher favorable resolution of regulatory matters, $6 million due to a lower effective income tax rate in 2007 and $5 million due to regulatory awards in 2007.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2007, the company had $282 million in unrestricted cash and $500 million in available unused credit on its committed line, which is shared with SoCalGas and is discussed more fully in Note 5 of the Notes to Condensed Consolidated Financial Statements herein. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor the company's ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

In connection with the purchase of the Palomar generating plant in 2006, the company received a $200 million capital contribution from Sempra Energy. As a result of the company's projected capital expenditure program, SDG&E has elected to suspend the payment of dividends on its common stock to Sempra Energy, and the level of future common dividends may be affected during periods of increased capital expenditures.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $259 million (78%) to $593 million for 2007. The change was primarily due to a larger increase in overcollected regulatory balancing accounts by $180 million and a $136 million tax audit settlement payment in 2006, partially offset by an increase of $31 million in accounts receivable in 2007 compared to a decrease of $39 million in 2006.

For the nine months ended September 30, 2007, the company made contributions of $23 million and $11 million to the pension plan and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities decreased by $562 million (54%) to $475 million for 2007 primarily due to the purchase of the Palomar generating plant in 2006 of $469 million and $161 million of proceeds from the issuance of first mortgage bonds that were invested in restricted funds as of September 30, 2006 pending the retirement of an identical amount of first mortgage bonds in November 2006.

Significant capital expenditures in 2007 are expected to include $600 million for additions to the company's natural gas and electric distribution and generation systems. These expenditures are expected to be financed by cash flows from operations and security issuances.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities decreased by $426 million (77%) to $126 million for 2007. The change was primarily due to a decrease in long-term debt issuance of $140 million resulting from a lower capital expenditure program in 2007. The company also received a $200 million capital contribution from Sempra Energy in 2006.

COMMITMENTS

At September 30, 2007, there were no significant changes to the commitments that were disclosed in the Annual Report, except for increases of $250 million, $452 million, $24 million and $46 million, respectively, related to the issuance of 6.125-percent first mortgage bonds, new power purchase contracts, the increase in present value of liabilities for future costs of SONGS decommissioning from revisions to estimated cash flows, and other commitments. The future payments under these contractual commitments are expected to be $68 million for 2007, $80 million for 2008, $74 million for 2009, $33 million for 2010, $33 million for 2011 and $484 million thereafter.

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

SFAS 157: (1) establishes that fair value is based on a hierarchy of inputs into the valuation process (as described in Note 6 of the Notes to Condensed Consolidated Financial Statements herein), (2) clarifies that an issuer's credit standing should be considered when measuring liabilities at fair value, (3) precludes the use of a liquidity or blockage factor discount when measuring instruments traded in an actively quoted market at fair value, and (4) requires costs related to acquiring instruments carried at fair value to be recognized as expense when incurred.

The following assets and liabilities are recorded at fair value on a recurring basis as of September 30, 2007: (1) derivatives and (2) the assets of the company’s nuclear decommissioning trusts.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

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

Income Taxes

Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 addresses how an entity should recognize, measure, classify and disclose in its financial statements uncertain tax positions that it has taken or expects to take in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

As of September 30, 2007, the total Value at Risk of SDG&E's positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 13, 2007, SDG&E, one of its employees, and an SDG&E contractor were convicted in a federal jury trial on criminal charges of environmental violations in connection with the 2000-2001 dismantlement of a natural gas storage facility. SDG&E was also convicted of a related charge of making a false statement to a government agency. SDG&E is subject to a maximum fine of $2 million. SDG&E has moved for a new trial and, if a new trial is not granted, intends to appeal the verdicts.

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
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 1, 2007	By: /s/ Dennis V. Arriola
Dennis V. Arriola Sr. Vice President and Chief Financial Officer