Form 10-Q
period 2008-03-31
SAN DIEGO GAS & ELECTRIC CO
filed 2008-05-02
CIK 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	March 31, 2008
Commission file number	1-3779
SAN DIEGO GAS & ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)
California	95-1184800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
	(unaudited)
Operating revenues
Electric	$501	$470
Natural gas	245	239
Total operating revenues	746	709

Operating expenses
Cost of electric fuel and purchased power	163	149
Cost of natural gas	152	148
Other operating expenses	187	178
Depreciation and amortization	77	75
Franchise fees and other taxes	38	39
Total operating expenses	617	589

Operating income	129	120

Other income, net	3	4
Interest income	2	1
Interest expense	(27)	(24)
Income before income taxes	107	101

Income tax expense	32	38

Net income	75	63
Preferred dividend requirements	1	1
Earnings applicable to common shares	$74	$62

See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	March 31, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31	$158
Short-term investments	236	--
Accounts receivable – trade	195	207
Accounts receivable – other	71	49
Due from unconsolidated affiliates	12	22
Income taxes receivable	18	56
Deferred income taxes	65	67
Inventories	61	113
Regulatory assets arising from fixed-price contracts and other derivatives	--	52
Other regulatory assets	14	14
Fixed-price contracts and other derivatives	47	18
Other	21	34
Total current assets	771	790

Other assets:
Due from unconsolidated affiliate	5	5
Deferred taxes recoverable in rates	326	312
Regulatory assets arising from fixed-price contracts and other derivatives	295	309
Regulatory assets arising from pensions and other postretirement benefit obligations	168	162
Other regulatory assets	45	48
Nuclear decommissioning trusts	701	739
Sundry	154	123
Total other assets	1,694	1,698

Property, plant and equipment:
Property, plant and equipment	8,445	8,282
Less accumulated depreciation and amortization	(2,314)	(2,271)
Property, plant and equipment, net	6,131	6,011
Total assets	$8,596	$8,499

See Notes to Condensed Consolidated Financial Statements.

* As adjusted.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	March 31, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$33	$--
Accounts payable	248	290
Due to unconsolidated affiliates	12	10
Regulatory balancing accounts, net	342	298
Fixed-price contracts and other derivatives	49	52
Customer deposits	52	52
Mandatorily redeemable preferred securities	--	14
Other	237	259
Total current liabilities	973	975

Long-term debt	2,005	1,958

Deferred credits and other liabilities:
Customer advances for construction	31	33
Pension and other postretirement benefit obligations, net of plan assets	195	190
Deferred income taxes	503	506
Deferred investment tax credits	28	29
Regulatory liabilities arising from removal obligations	1,327	1,335
Asset retirement obligations	551	554
Fixed-price contracts and other derivatives	332	329
Deferred credits and other	161	176
Total deferred credits and other liabilities	3,128	3,152

Minority interest	137	135

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock not subject to mandatory redemption	79	79
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,138	1,138
Retained earnings	1,152	1,078
Accumulated other comprehensive income (loss)	(16)	(16)
Total shareholders' equity	2,353	2,279
Total liabilities and shareholders' equity	$8,596	$8,499

See Notes to Condensed Consolidated Financial Statements.

* As adjusted.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75	$63
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77	75
Deferred income taxes and investment tax credits	3	(2)
Noncash rate-reduction bond expense	--	14
Gains on sale of assets	(3)	(2)
Net changes in other working capital components	134	122
Changes in other assets	2	3
Changes in other liabilities	(10)	(7)
Net cash provided by operating activities	278	266

CASH FLOWS FROM INVESTING ACTIVITES
Expenditures for property, plant and equipment	(235)	(157)
Expenditures for investments	(236)	--
Purchases of nuclear decommissioning trust assets	(134)	(211)
Proceeds from sales by nuclear decommissioning trusts	134	213
Decrease in loans to affiliates, net	--	14
Proceeds from sales of assets	1	2
Net cash used in investing activities	(470)	(139)

CASH FLOWS FROM FINANCING ACTIVITES
Increase (decrease) in short-term debt, net	33	(72)
Issuance of long-term debt	47	--
Payments on long-term debt	--	(17)
Redemptions of preferred stock	(14)	(3)
Preferred dividends paid	(1)	(1)
Net cash provided by (used in) financing activities	65	(93)

Increase (decrease) in cash and cash equivalents	(127)	34
Cash and cash equivalents, January 1	158	9
Cash and cash equivalents, March 31	$31	$43

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$15	$7

Income tax refunds, net	$1	$35

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Decrease in accounts payable from investments in property, plant and equipment	$(53)	$(32)

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Principles of Consolidation

This Quarterly Report on Form 10-Q is that of San Diego Gas & Electric Company (SDG&E or the company). SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy, a California-based Fortune 500 holding company. The accompanying financial statements are the Condensed Consolidated Financial Statements of SDG&E and its subsidiary, SDG&E Funding LLC, and Otay Mesa Energy Center LLC (OMEC LLC), a variable interest entity discussed in Note 3.

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the Annual Report).

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

NOTE 2. NEW ACCOUNTING STANDARDS

Recently issued pronouncements that have had or may have a significant effect on the company's financial statements are described below.

SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115" (SFAS 159): SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The company did not elect the fair value option at the adoption of SFAS 159 for any of its eligible financial assets or liabilities.

SFAS 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" (SFAS 161): SFAS 161 expands the disclosure requirements in Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The company is in the process of evaluating the effect of this statement on its financial statement disclosures.

FASB Staff Position (FSP) FIN 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1): FSP FIN 39-1 amends certain paragraphs of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The company adopted FSP FIN 39-1 effective January 1, 2008. The company applied FSP FIN 39-1 as a change in accounting principle through retrospective application. Each consolidated balance sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. Accordingly, December 31, 2007 amounts have been reclassified to conform to this presentation. Additional disclosure is provided in Note 4.

NOTE 3. OTHER FINANCIAL DATA

Variable Interest Entity (VIE)

The company has a 10-year power purchase agreement with OMEC LLC for power generated at the Otay Mesa Energy Center (OMEC), a 573-megawatt (MW) generating facility currently under construction by OMEC LLC, which is expected to be in commercial operation in the second half of 2009. As defined in FIN 46 (revised December 2003), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (FIN 46(R)), OMEC LLC is a VIE, of which the company is the primary beneficiary. Accordingly, the company has consolidated OMEC LLC beginning in the second quarter of 2007. OMEC LLC’s equity of $137 million and $135 million as of March 31, 2008 and December 31, 2007, respectively, is classified as Minority Interest on the Consolidated Balance Sheets.

Available-for-Sale Securities

In March 2008, SDG&E purchased $236 million of industrial development bonds, which are classified as available-for-sale securities and included in Short-Term Investments on the Consolidated Balance Sheet at March 31, 2008. Interest rates on these securities are reset by remarketing agents on a weekly basis at rates intended to permit the bonds to be remarketed at par. The bonds were initially issued as insured, auction-rate securities, the proceeds of which were loaned to SDG&E, and are repaid with payments from SDG&E first mortgage bonds with terms corresponding to those of the industrial development bonds. SDG&E intends to modify the credit support and liquidity requirements of the bonds in conjunction with their subsequent remarketing to investors.

Debt and Credit Facilities

Committed Line of Credit

The company and its affiliate, SoCalGas, have a combined $600 million revolving credit facility expiring in 2010, under which each utility may borrow up to $500 million, subject to a combined borrowing limit for both utilities of $600 million. At March 31, 2008, the company had no outstanding borrowings under this facility. The facility provides support for $33 million of commercial paper outstanding as of March 31, 2008.

Additional information concerning this credit facility is provided in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

Weighted Average Interest Rate

The company's weighted average interest rate on the total short-term debt outstanding was 2.41 percent at March 31, 2008.

Pension and Other Postretirement Benefits

The following table provides the components of benefit costs:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	March 31,		March 31,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$6	$6	$2	$2
Interest cost	12	12	2	2
Expected return on assets	(12)	(12)	(1)	(1)
Amortization of:
Prior service cost	--	1	1	1
Actuarial loss	1	--	--	--
Regulatory adjustment	(6)	(6)	(1)	--
Total net periodic benefit cost	$1	$1	$3	$4

The company expects to contribute $42 million to its pension plan and $15 million to its other postretirement benefit plans in 2008. For the three months ended March 31, 2008, the company made contributions of a negligible amount and $3 million to the pension plan and other postretirement benefit plans, respectively.

Capitalized Interest

The company recorded $4 million and $2 million of capitalized interest for the three months ended March 31, 2008 and 2007, respectively, including primarily the debt-related portion of allowance for funds used during construction, and, for the three months ended March 31, 2008, capitalized interest related to OMEC LLC.

Comprehensive Income

For the three-month periods ended March 31, 2008 and 2007, comprehensive income was equal to net income.

Other Income, Net

Other Income, Net consists of the following:

	Three months ended
	March 31,
(Dollars in millions)	2008	2007
Allowance for equity funds used during construction	$6	$5
Regulatory interest, net	(4)	(3)
Sundry, net	1	2
Total	$3	$4

NOTE 4. FINANCIAL INSTRUMENTS

The company periodically uses commodity derivative instruments and interest-rate swap agreements to moderate its exposure to commodity price changes and interest-rate changes and to lower its overall cost of borrowing.

Cash Flow Hedges

As of March 31, 2008 and December 31, 2007, the company had established cash flow interest-rate swap hedges for a notional amount of debt totaling $251 million. The swaps expire in 2009. In addition, OMEC LLC has entered into cash flow interest-rate swap hedges for a notional amount of debt ranging from $134 million to $377 million. The swaps expire in 2019.

For the three months ended March 31, 2008 and 2007, pretax gain (loss) arising from the ineffective portion of interest-rate cash flow hedges was a loss of a negligible amount and a gain of $1 million, respectively, and was recorded in Other Income, Net on the Statements of Consolidated Income.

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

Adoption of FSP FIN 39-1

The company adopted FSP FIN 39-1 effective January 1, 2008, which requires retroactive application. Each Consolidated Balance Sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. As of March 31, 2008, the company offset fair value cash collateral payables against net derivative positions of $5 million. As of December 31, 2007, the company offset fair value cash collateral receivables against net derivative positions of $9 million. The fair value of commodity derivative assets and liabilities as of March 31, 2008 and December 31, 2007, determined in accordance with the company's netting policy, is disclosed below. As of March 31, 2008, the fair value of cash collateral was completely offset in the Consolidated Balance Sheet. As of December 31, 2007, the fair value of cash collateral that was not offset in the Consolidated Balance Sheet was $6 million.

Fair Value Hierarchy

The company’s valuation techniques used to measure fair value and the definition of the three levels of the fair value hierarchy, as defined in SFAS 157, Fair Value Measurements (SFAS 157), are discussed in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

The following tables set forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008 and December 31, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of March 31, 2008
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$21	$28	$--	$49
Nuclear decommissioning trusts*	519	175	--	694
Short-term investments	--	236	--	236
Other derivatives	--	--	7	7
Total	$540	$439	$7	$986

Liabilities:
Other derivatives	$--	$38	$--	$38

Recurring Fair Value Measures	At fair value as of December 31, 2007**
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$9	$3	$--	$12
Nuclear decommissioning trusts*	551	175	--	726
Other derivatives	--	--	7	7
Total	$560	$178	$7	$745

Liabilities:
Commodity derivatives	$--	$8	$--	$8
Other derivatives	--	20	--	20
Total	$--	$28	$--	$28
*	Excludes cash balances.
**	Amounts have been reclassified to reflect the adoption of FASB Staff Position FIN 39-1.

There were no changes in the fair value of net other derivatives classified as level 3 in the fair value hierarchy in the three month periods ended March 31, 2008 and 2007.

NOTE 5. REGULATORY MATTERS

Power Procurement and Resource Planning

Sunrise Powerlink Electric Transmission Line

SDG&E has applied to the California Public Utilities Commission (CPUC) for authorization to construct the Sunrise Powerlink, a 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region that will be able to deliver 1,000 MW. The project, as proposed by the company, is now projected to cost $1.5 billion, which includes an allowance for funds used during construction related to both debt and equity. The increase in total projected cost from previous estimates is primarily due to the delay in the projected in-service date and the increased costs of materials and supplies. The projected cost is subject to change pending the final route, terms, conditions and mitigation requirements stipulated in the CPUC decision.

A proposed decision on the project is expected in July 2008, with a final CPUC decision expected by year-end 2008. Given this timeline, if the project is approved by the CPUC as proposed by the company, the earliest management projects the Sunrise Powerlink would be in commercial operation is in the first half of 2011.

Renewable Energy

Pursuant to Senate Bill 107, enacted in September 2006, the California Public Utilities Code requires certain California electric retail sellers, including the company, to achieve a 20-percent renewable energy portfolio by 2010. The rules governing this requirement, administered by both the CPUC and the California Energy Commission, are generally known as the Renewables Portfolio Standard (RPS) Program.

SDG&E continues to aggressively pursue the acquisition of renewable energy supplies to achieve the RPS program goals. A substantial portion of these supply contracts, however, are contingent upon many factors, including access to electric transmission infrastructure (including SDG&E's proposed Sunrise Powerlink transmission line), timely regulatory approval of contracted renewable energy projects, the renewable energy project developers' ability to obtain project financing, and successful development and implementation of the renewable energy technologies.

Given the current Sunrise Powerlink regulatory proceeding timeline, as discussed above, the Sunrise Powerlink transmission line, if approved, will not be in operation to provide transmission capability to meet the 2010 RPS requirements. Consequently, the company believes it is unlikely that it will be able to meet the 2010 RPS delivered-energy goal. The company's failure to attain the 20-percent goal in 2010, or any subsequent years' goals, could subject it to CPUC-imposed penalties of 5 cents per kilowatt hour of renewable energy under-delivery up to a maximum penalty of $25 million per year. In February 2008, the CPUC issued a decision defining flexible compliance mechanisms that can be used in meeting the RPS goals in 2010 and beyond, including clarifying rules within which insufficient transmission is a permissible reason for failing to satisfy the RPS goals. While the company believes it will be able to comply with the RPS requirements based on its contracting activity and application of the flexible compliance mechanisms, the company is unable to ensure that it will not be penalized or, if penalized, the amount that would be imposed.

General Rate Case (GRC)

In December 2007, the company filed a settlement agreement with the CPUC pertaining to its 2008 General Rate Case (2008 GRC) that would, if approved by the CPUC, provide a 2008 revenue requirement of $1.349 billion and would resolve all 2008 revenue requirement issues. If adopted, the settlement would represent an increase in the annual revenue requirement in 2008 of $138 million, as compared to the 2007 revenue requirement. The company also reached agreement with certain parties in the 2008 GRC, also subject to CPUC approval, regarding post test-year provisions including the duration of the post-test years (2008 GRC period), earnings sharing and the year-to-year increases to the annual authorized revenue during the GRC period. The parties, with the exception of the CPUC's Division of Ratepayer Advocates (DRA), agreed to a GRC term of four years (2008 through 2011), with the DRA separately agreeing to a term of five years (through 2012). All parties agreed to post test-year revenue requirement increases in fixed dollar amounts. All parties also agreed that there would be no earnings sharing between the company and ratepayers should the company achieve earnings above or below the authorized return on equity for any year in the post test-year period.

The company has filed a request with the CPUC to make any decision on the 2008 GRC effective retroactive to January 1, 2008. A final CPUC decision on all 2008 GRC issues, as noted above, is expected in the second quarter of 2008.

As a final CPUC decision in regard to the 2008 GRC has not been issued, the company is reporting first quarter 2008 revenue associated with CPUC-regulated operations consistent with the 2007 revenue requirement as established by the CPUC's 2004 Cost of Service decision.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR) consists of a series of measures of utility performance. Generally, if performance is outside of a band around specified benchmarks, the utility is subject to financial rewards or penalties. The three areas that are eligible for incentive awards or penalties are operational incentives, which measure safety, reliability and customer service; energy efficiency (sometimes referred to as demand-side management, or DSM or EE) awards based on the effectiveness of the energy efficiency programs; and natural gas procurement awards or penalties. The operational PBR incentives, and the associated benchmarks, are determined as a component of a general rate case or cost of service decision. The operational PBR incentives to be in effect for fiscal year 2008 through the end of the 2008 GRC period are under consideration as part of the 2008 GRC. The company has recommended continuing the PBR measures that were in effect through 2007 with slight modifications to the benchmarks. As noted above, the company expects a final CPUC decision on this issue in the second quarter of 2008.

Incentive awards are not included in the company's earnings until CPUC approval of the award is received.

Energy Efficiency

In January 2008, the CPUC issued a decision modifying the measurement and verification process of this incentive mechanism. The company submitted its initial report on its 2006 and 2007 energy efficiency results, as compared to goal, with the CPUC in the first quarter of 2008. A final CPUC decision is anticipated by early 2009.

Natural Gas Procurement

The company’s PBR for natural gas procurement awards or penalties ended on April 1, 2008, the effective date of the combination of the core natural gas supply portfolios, with SoCalGas' gas cost incentive mechanism being applied on the combined portfolio basis, as discussed in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At March 31, 2008, the company’s reserves for litigation matters were $42 million, of which $38 million related to settlements reached to resolve certain litigation arising out of the 2000 – 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Sempra Commodities, Sempra Generation and Sempra LNG, referred to in the following discussion, are business units of Sempra Energy.

Continental Forge Settlement

The litigation that is the subject of the settlements and $38 million of reserves is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The Continental Forge class-action and individual antitrust and unfair competition lawsuits in California and Nevada alleged that Sempra Energy and the Sempra Utilities unlawfully sought to control natural gas and electricity markets and claimed damages in excess of $23 billion after applicable trebling.

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

Pending in the U.S. District Court in Nevada are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, which make similar allegations to those in the state proceedings, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The court dismissed four of these actions in 2005, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and returned the cases to the District Court for further proceedings.

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

Other Litigation

In October 2007, Southern California experienced catastrophic wildfires. The causes of many of these fires remain under investigation, including the possible role of SDG&E power lines affected by unusually high winds. In November 2007, the California Department of Forestry and Fire Protection (Cal Fire) issued a press release stating that power lines caused three of the fires in San Diego County and that together these three fires burned more than 200,000 acres and destroyed approximately 1,900 structures. Cal Fire is expected to issue a final report, and the CPUC’s Consumer Protection and Safety Division, which is also investigating the fires, is also expected to issue a report. Six lawsuits, four of which seek to be designated as class actions, have been filed against SDG&E in San Diego County Superior Court seeking unspecified amounts for damages relating to the fires. One of the lawsuits also names Sempra Energy as a defendant. The lawsuits assert that SDG&E improperly designed and maintained its power lines and failed to adequately clear adjacent vegetation. The company has approximately $1 billion in liability insurance and has notified its insurers of the lawsuits.

Nuclear Insurance

SDG&E and the other owners of the San Onofre Nuclear Generating Station (SONGS) have insurance to respond to nuclear liability claims related to SONGS. The insurance provides coverage of $300 million, the maximum amount available, and includes coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $10.5 billion of secondary financial protection. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss that exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed to provide the secondary financial protection. SDG&E's total share would be up to $40 million, subject to an annual maximum assessment of $6 million, unless a default were to occur by any other SONGS owner. In the event the secondary financial protection limit were insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

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

The nuclear property insurance program, subscribed to by members of the nuclear power generating industry, includes an industry aggregate loss limit for non-certified acts of terrorism (as defined by the Terrorism Risk Insurance Act). The industry aggregate loss limit for property claims arising from non-certified acts of terrorism is $3.24 billion. This limit is the maximum amount to be paid to members who sustain losses or damages from these non-certified terrorist acts.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" contained in the company's 2007 Annual Report on Form 10-K (Annual Report).

RESULTS OF OPERATIONS

Revenues and Cost of Sales

Electric revenues increased for the three months ended March 31, 2008 compared to the corresponding period in 2007 primarily due to higher cost of electric fuel and purchased power and higher authorized transmission margin.

As a final decision in the 2008 General Rate Case (GRC) was not issued by the California Public Utilities Commission (CPUC) by March 31, 2008, revenues for the first quarter of 2008 associated with CPUC-regulated operations were consistent with the 2007 CPUC-authorized revenue established by the 2004 Cost of Service decision.

Although the current regulatory framework provides that the cost of natural gas purchased for core customers be passed through to the customers on a substantially concurrent basis, SDG&E's natural gas procurement Performance-Based Regulation (PBR) mechanism, which was in effect through March 31, 2008, allowed the company to share in the savings or costs from buying natural gas for its customers below or above market-based monthly benchmarks. The mechanism permitted full recovery of commodity procurement costs within a tolerance band around the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders. Further discussion is provided in Notes 1 and 11 of the Notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the electric and natural gas volumes and revenues by customer class for the three-month periods ended March 31.

Electric Distribution and Transmission

(Volumes in millions of kilowatt-hours, dollars in millions)

	2008		2007
	Volumes	Revenue	Volumes	Revenue
Residential	2,009	$220	1,960	$249
Commercial	1,687	160	1,683	185
Industrial	556	43	525	48
Direct access	765	23	778	28
Street and highway lighting	26	3	25	3
	5,043	449	4,971	513
Balancing accounts and other		52		(43)
Total		$501		$470

Although commodity costs associated with long-term contracts allocated to SDG&E from the California Department of Water Resources (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2008:
Residential	14	$180	--	$--	14	$180
Commercial and industrial	5	56	2	3	7	59
Electric generation plants	--	--	18	7	18	7
	19	$236	20	$10	39	246
Balancing accounts and other						(1)
Total						$245
2007:
Residential	14	$172	--	$--	14	$172
Commercial and industrial	5	55	1	2	6	57
Electric generation plants	--	--	14	10	14	10
	19	$227	15	$12	34	239
Balancing accounts and other						--
Total						$239

Income Taxes

Income tax expense was $32 million and $38 million for the three months ended March 31, 2008 and 2007, respectively, and the effective income tax rates were 30 percent and 38 percent, respectively. The decrease in income tax expense for the three months ended March 31, 2008 was due primarily to the favorable resolution of prior years' income tax issues in 2008.

Net Income

Net income for SDG&E increased by $12 million (19%) in the three months ended March 31, 2008 to $75 million. The increase was primarily due to the favorable resolution of prior years' income tax issues in 2008.

CAPITAL RESOURCES AND LIQUIDITY

The company’s utility operations generally are the major source of liquidity. In addition, cash requirements can be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At March 31, 2008, the company had $31 million in unrestricted cash and cash equivalents, and $467 million in available unused credit on its committed line, which is shared with SoCalGas and is discussed more fully in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor the company’s ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

As a result of the company's projected capital expenditure program, SDG&E has elected to suspend the payment of dividends on its common stock to Sempra Energy, and the level of future common dividends may be affected in order to maintain SDG&E's authorized capital structure during periods of increased capital expenditures.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $12 million (5%) to $278 million for 2008. The change was primarily due to a $4 million increase in accounts payable in 2008 compared to a $36 million decrease in 2007 and a $28 million higher decrease in inventory, offset by a $57 million lower increase in overcollected regulatory balancing accounts.

For the three months ended March 31, 2008, the company made contributions of a negligible amount and $3 million to the pension plan and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $331 million (238%) to $470 million for 2008. The increase was primarily due to the purchase of $236 million of industrial development bonds and a $78 million increase in capital expenditures.

Significant capital expenditures in 2008 are expected to include $700 million for additions to the company's natural gas and electric distribution and electric transmission and generation systems, and advanced metering infrastructure. These expenditures are expected to be financed by cash flows from operations and security issuances. These amounts exclude capital expenditures of OMEC LLC.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities totaled $65 million for 2008 and $(93) million for 2007. The change was primarily due to a $33 million increase in short-term debt in 2008 compared to a decrease of $72 million in 2007 and $47 million of long-term debt issuances in 2008.

COMMITMENTS

At March 31, 2008, there were no significant changes to the commitments that were disclosed in the Annual Report, except for a decrease of $187 million related to the transfer of SDG&E’s natural gas supply portfolio to SoCalGas as part of the Omnibus Gas Settlements discussed in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. Performance will also depend on the CPUC’s final decision regarding the 2008 General Rate Case and the successful completion of capital projects that are discussed in various places in this report and in the Annual Report. These factors are discussed in Note 5 of the Notes to Condensed Consolidated

Financial Statements herein and in Notes 10 and 11 of the Notes to Consolidated Financial Statements in the Annual Report.

Litigation

Note 6 of the Notes to Condensed Consolidated Financial Statements herein and Note 12 of the Notes to Consolidated Financial Statements in the Annual Report describe litigation, the ultimate resolution of which could have a material adverse effect on future performance.

Industry Developments

Note 5 of the Notes to Condensed Consolidated Financial Statements herein and Notes 10 and 11 of the Notes to Consolidated Financial Statements in the Annual Report describe electric and natural gas regulation and rates, and other pending proceedings and investigations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting policies are viewed by management as critical because their application is the most relevant, judgmental and/or material to the company's financial position and results of operations, and/or because they require the use of material judgments and estimates. These accounting policies are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

The company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

NEW ACCOUNTING STANDARDS

Recently issued pronouncements that have had or may have a significant effect on the company's financial statements are described in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the risk issues affecting the company subsequent to those discussed in the Annual Report.

As of March 31, 2008, the total Value at Risk of SDG&E's positions was not material.

ITEM 4. CONTROLS AND PROCEDURES

Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). The company has designed and maintains disclosure controls and procedures to ensure that information required to be disclosed in the company's reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, management recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives and necessarily applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures. In addition, the company consolidates a variable interest entity as defined in Financial Accounting Standards Board Interpretation No. 46(R) that it does not control or manage and consequently, its disclosure controls and procedures with respect to this entity are necessarily limited to oversight or monitoring controls that the company has implemented to provide reasonable assurance that the objectives of the company's disclosure controls and procedures as described above are met.

There have been no changes in the company's internal control over financial reporting during the company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of March 31, 2008, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except for the matters described in Notes 5 and 6 of the Notes to Condensed Consolidated Financial Statements herein, neither the company nor its subsidiaries are party to, nor is their property the subject of, any material pending legal proceedings other than routine litigation incidental to their businesses.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the company's 2007 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit 10 - Material Contracts

10.1

Indemnity Agreement, dated as of April 1, 2008, between Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc. (March 31, 2008 Sempra Energy Form 10-Q, Exhibit 10.2).

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
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 2, 2008	By: /s/ Dennis V. Arriola
Dennis V. Arriola Senior Vice President and Chief Financial Officer