Form 10-Q
period 2008-06-30
SAN DIEGO GAS & ELECTRIC CO
filed 2008-08-07
CIK 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	June 30, 2008
Commission file number	1-3779
SAN DIEGO GAS & ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)
California	95-1184800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2008	2007	2008	2007
	(unaudited)
Operating revenues
Electric	$583	$518	$1,084	$988
Natural gas	171	141	416	380
Total operating revenues	754	659	1,500	1,368

Operating expenses
Cost of electric fuel and purchased power	220	163	383	312
Cost of natural gas	113	86	265	234
Other operating expenses	195	188	382	366
Depreciation and amortization	78	75	155	150
Franchise fees and other taxes	36	36	74	75
Total operating expenses	642	548	1,259	1,137

Operating income	112	111	241	231

Other income (expense), net	5	(2)	8	2
Interest income	2	1	4	2
Interest expense	(22)	(23)	(49)	(47)
Income before income taxes	97	87	204	188

Income tax expense	35	35	67	73

Net income	62	52	137	115
Preferred dividend requirements	1	1	2	2
Earnings applicable to common shares	$61	$51	$135	$113

See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	June 30, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44	$158
Short-term investments	161	--
Accounts receivable – trade	211	207
Accounts receivable – other	31	49
Due from unconsolidated affiliates	7	22
Income taxes receivable	7	56
Deferred income taxes	50	67
Inventories	62	113
Regulatory assets arising from fixed-price contracts and other derivatives	--	52
Other regulatory assets	12	14
Fixed-price contracts and other derivatives	63	18
Other	23	34
Total current assets	671	790

Other assets:
Due from unconsolidated affiliate	5	5
Deferred taxes recoverable in rates	335	312
Regulatory assets arising from fixed-price contracts and other derivatives	274	309
Regulatory assets arising from pensions and other postretirement benefit obligations	166	162
Other regulatory assets	48	48
Nuclear decommissioning trusts	685	739
Sundry	170	123
Total other assets	1,683	1,698

Property, plant and equipment:
Property, plant and equipment	8,630	8,282
Less accumulated depreciation and amortization	(2,312)	(2,271)
Property, plant and equipment, net	6,318	6,011
Total assets	$8,672	$8,499

See Notes to Condensed Consolidated Financial Statements.

* As adjusted for the retrospective adoption of FASB Staff Position FIN 39-1.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	June 30, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$211	$290
Due to unconsolidated affiliates	23	10
Regulatory balancing accounts, net	284	298
Customer deposits	52	52
Fixed-price contracts and other derivatives	48	52
Regulatory liabilities arising from fixed priced contracts and other derivatives	61	--
Accrued compensation and benefits	63	98
Mandatorily redeemable preferred securities	--	14
Other	135	161
Total current liabilities	877	975

Long-term debt	2,035	1,958

Deferred credits and other liabilities:
Customer advances for construction	30	33
Pension and other postretirement benefit obligations, net of plan assets	194	190
Deferred income taxes	552	506
Deferred investment tax credits	27	29
Regulatory liabilities arising from removal obligations	1,322	1,335
Asset retirement obligations	557	554
Fixed-price contracts and other derivatives	307	329
Deferred credits and other	163	176
Total deferred credits and other liabilities	3,152	3,152

Minority interest	194	135

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock not subject to mandatory redemption	79	79
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,138	1,138
Retained earnings	1,213	1,078
Accumulated other comprehensive income (loss)	(16)	(16)
Total shareholders' equity	2,414	2,279
Total liabilities and shareholders' equity	$8,672	$8,499

See Notes to Condensed Consolidated Financial Statements.

* As adjusted for the retrospective adoption of FASB Staff Position FIN 39-1.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Six months ended June 30,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$137	$115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155	150
Deferred income taxes and investment tax credits	41	(24)
Noncash rate-reduction bond expense	--	25
Other	(3)	--
Net change in other working capital components	108	113
Changes in other assets	(2)	9
Changes in other liabilities	(15)	(3)
Net cash provided by operating activities	421	385

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(428)	(305)
Expenditures for short-term investments	(236)	--
Proceeds from sale of short-term investments	75	--
Purchases of nuclear decommissioning trust assets	(173)	(298)
Proceeds from sales by nuclear decommissioning trusts	175	300
Increase in loans to affiliates, net	(24)	--
Other	--	2
Net cash used in investing activities	(611)	(301)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	84	--
Payments on long-term debt	--	(33)
Decrease in short-term debt, net	--	(42)
Redemptions of preferred stock	(14)	(3)
Capital contribution received by Otay Mesa VIE	9	--
Preferred dividends paid	(2)	(2)
Other	(1)	--
Net cash provided by (used in) financing activities	76	(80)

Increase (decrease) in cash and cash equivalents	(114)	4
Cash and cash equivalents, January 1	158	9
Cash assumed in connection with FIN 46(R) consolidation	--	29
Cash and cash equivalents, June 30	$44	$42

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$47	$43

Income tax payments (refunds), net	$(17)	$43

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Decrease in accounts payable from investments in property, plant and equipment	$(35)	$(39)

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Principles of Consolidation

This Quarterly Report on Form 10-Q is that of San Diego Gas & Electric Company (SDG&E or the company). SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy, a California-based Fortune 500 holding company. The accompanying financial statements are the Condensed Consolidated Financial Statements of SDG&E and its subsidiary, SDG&E Funding LLC, and Otay Mesa Energy Center LLC, a variable interest entity discussed in Note 3.

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the Annual Report) and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

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

NOTE 3. OTHER FINANCIAL DATA

Otay Mesa Energy Center

The company has a 10-year agreement to purchase power to be generated at the Otay Mesa Energy Center, a 573-megawatt (MW) generating facility currently under construction and expected to be in commercial operation in the fourth quarter of 2009. As defined in FIN 46 (revised December 2003), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (FIN 46(R)), the facility owner, Otay Mesa Energy Center LLC, is a variable interest entity (Otay Mesa VIE), of which the company is the primary beneficiary. Accordingly, the company has consolidated Otay Mesa VIE beginning in the second quarter of 2007. Its equity of $194 million and $135 million as of June 30, 2008 and December 31, 2007, respectively, is classified as Minority Interest on the Consolidated Balance Sheets.

Available-for-Sale Securities

In March 2008, the company purchased $236 million of industrial development bonds. In June 2008, SDG&E sold $75 million of the bonds to Sempra Energy. The bonds are classified as available-for-sale securities and included in Short-Term Investments on the Consolidated Balance Sheets at June 30, 2008.

Interest rates on these securities are reset by remarketing agents on a weekly basis at rates intended to permit the bonds to be remarketed at par. The bonds were initially issued as insured, auction-rate securities, the proceeds of which were loaned to SDG&E, and are repaid with payments from SDG&E first mortgage bonds that have terms corresponding to those of the industrial development bonds that they secure. SDG&E intends to modify the credit support and liquidity requirements of the bonds in conjunction with their subsequent remarketing to investors.

Pension and Other Postretirement Benefits

The following tables provide the components of benefit costs:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$5	$5	$1	$1
Interest cost	12	12	2	2
Expected return on assets	(11)	(10)	(1)	(1)
Amortization of:
Prior service cost	1	--	1	1
Actuarial loss	--	1	--	--
Regulatory adjustment	2	1	(1)	1
Total net periodic benefit cost	$9	$9	$2	$4

	Pension Benefits		Other Postretirement Benefits
	Six months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$11	$11	$3	$3
Interest cost	24	24	4	4
Expected return on assets	(23)	(22)	(2)	(2)
Amortization of:
Prior service cost	1	1	2	2
Actuarial loss	1	1	--	--
Regulatory adjustment	(4)	(5)	(2)	1
Total net periodic benefit cost	$10	$10	$5	$8

The company expects to contribute $42 million to its pension plan and $15 million to its other postretirement benefit plans in 2008. For the six months ended June 30, 2008, the company made contributions of $8 million and $5 million to the pension plan and other postretirement benefit plans, respectively, including $8 million and $2 million, respectively, for the three months ended June 30, 2008.

Capitalized Interest

The company recorded $4 million and $8 million of capitalized interest for the three months and six months ended June 30, 2008, respectively, including primarily the debt-related portion of allowance for funds used during construction, and capitalized interest related to Otay Mesa VIE. The company recorded $1 million and $3 million of capitalized interest for the three months and six months ended June 30, 2007, respectively, including primarily the debt-related portion of allowance for funds used during construction.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Net income	$62	$52	$137	$115
Net actuarial gain*	1	5	1	5
Financial instruments	(1)	--	(1)	--
Comprehensive income	$62	$57	$137	$120
*	Net of tax expense of $4 million for both the three- and six-month periods ended June 30, 2007.

Other Income (Expense), Net

Other Income (Expense), Net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in millions)	2008	2007	2008	2007
Allowance for equity funds used during construction	$6	$3	$12	$8
Regulatory interest, net	--	(4)	(4)	(7)
Sundry, net	(1)	(1)	--	1
Total	$5	$(2)	$8	$2

NOTE 4. FINANCIAL INSTRUMENTS

The company periodically uses commodity derivative instruments and interest-rate swap agreements to moderate its exposure to commodity price changes and interest-rate changes and to lower its overall cost of borrowing.

Cash Flow Hedges

As of June 30, 2008 and December 31, 2007, the company, excluding Otay Mesa VIE, had established cash flow interest-rate swaps as hedges for a notional amount of debt totaling $251 million. The swaps expire in 2009. Separately, Otay Mesa VIE de-designated all cash flow interest-rate swap hedges during the three months ended June 30, 2008.

For the three and six months ended June 30, 2008 and 2007, pretax losses arising from the ineffective portion of interest-rate cash flow hedges were a negligible amount, and were recorded in Other Income (Expense), Net on the Statements of Consolidated Income.

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

Adoption of FSP FIN 39-1

The company adopted FSP FIN 39-1 effective January 1, 2008, which requires retroactive application. Each Consolidated Balance Sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. As of June 30, 2008, the company offset fair value cash collateral payables against net derivative positions of $42 million. As of December 31, 2007, the company offset fair value cash collateral receivables against net derivative positions of $9 million. As of June 30, 2008, the fair value of cash collateral was completely offset in the Consolidated Balance Sheet. As of December 31, 2007, the fair value of cash collateral that was not offset in the Consolidated Balance Sheet was $6 million. The fair value of commodity derivative assets and liabilities as of June 30, 2008 and December 31, 2007, determined in accordance with the company's netting policy, is presented below.

Fair Value Hierarchy

The company’s valuation techniques used to measure fair value and the definition of the three levels of the fair value hierarchy, as defined in SFAS 157, Fair Value Measurements (SFAS 157), are discussed in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

The following tables set forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008 and December 31, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of June 30, 2008
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$21	$57	$--	$78
Nuclear decommissioning trusts*	505	171	--	676
Short-term investments	--	161	--	161
Other derivatives	--	--	5	5
Total	$526	$389	$5	$920

Liabilities:
Commodity derivatives	$--	$1	$--	$1
Other derivatives	--	22	--	22
Total	$--	$23	$--	$23

Recurring Fair Value Measures	At fair value as of December 31, 2007**
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$9	$3	$--	$12
Nuclear decommissioning trusts*	551	175	--	726
Other derivatives	--	--	7	7
Total	$560	$178	$7	$745

Liabilities:
Commodity derivatives	$--	$8	$--	$8
Other derivatives	--	20	--	20
Total	$--	$28	$--	$28
*	Excludes cash balances.
**	Amounts have been reclassified to reflect the adoption of FSP FIN 39-1.

The California Independent System Operator began the process of allocating congestion revenue rights (CRRs) to load serving entities, including SDG&E, in the third quarter of 2007. These instruments are considered derivatives and are recorded at fair value based on discounted cash flows. They are classified as level 3 and reflected in the table above. Changes in the fair value of CRRs are deferred and recorded in regulatory accounts to the extent they are recoverable through rates.

The following tables set forth a reconciliation of changes in the fair value of other derivatives classified as level 3 in the fair value hierarchy:

	Three months ended June 30,
(Dollars in millions)	2008	2007
Balance as of April 1	$7	$--
Settlements	(2)	--
Balance as of June 30	$5	$--

Change in unrealized gains (losses) relating to instruments still held as of June 30	$--	$--

	Six months ended June 30,
(Dollars in millions)	2008	2007
Balance as of January 1	$7	$--
Settlements	(2)	--
Balance as of June 30	$5	$--

Change in unrealized gains (losses) relating to instruments still held as of June 30	$--	$--

NOTE 5. REGULATORY MATTERS

Power Procurement and Resource Planning

Sunrise Powerlink Electric Transmission Line

SDG&E has applied to the California Public Utilities Commission (CPUC) for authorization to construct a 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region that will be able to deliver 1,000 MW (Sunrise Powerlink). The project, as proposed by the company, is projected to cost approximately $1.5 billion, which includes an allowance for funds used during construction related to both debt and equity. The projected cost is subject to change pending the final route, terms, conditions and mitigation requirements stipulated in the CPUC decision.

On June 20, 2008, the CPUC issued a ruling that delays the release of the final environmental impact report and directs the Independent System Operator (ISO) to perform additional economic analyses of alternatives to the route preferred by SDG&E. Pursuant to the ruling, the CPUC recirculated revised portions of the draft environmental impact report on July 11, 2008, with public comments due on the revisions on August 25, 2008. A final environmental impact report and proposed decision on the project by the CPUC are scheduled for the fourth quarter of 2008, with a final decision scheduled by year-end. Given this timeline, if the project is approved by the CPUC as proposed by the company, the earliest management projects the Sunrise Powerlink would be in commercial operation is in the second half of 2011.

Renewable Energy

Pursuant to Senate Bill 107, enacted in September 2006, the California Public Utilities Code requires certain California electric retail sellers, including the company, to deliver 20 percent of their 2010 retail demand from renewable energy sources. The rules governing this requirement, administered by both the CPUC and the California Energy Commission, are generally known as the Renewables Portfolio Standard (RPS) Program.

SDG&E continues to aggressively pursue the acquisition of renewable energy supplies to achieve the RPS Program goals. A substantial portion of these supply contracts, however, are contingent upon many factors, including access to electric transmission infrastructure (including SDG&E's proposed Sunrise Powerlink transmission line), timely regulatory approval of contracted renewable energy projects, the renewable energy project developers' ability to obtain project financing and permitting, and successful development and implementation of the renewable energy technologies.

Given the current Sunrise Powerlink regulatory proceeding timeline, as discussed above, the Sunrise Powerlink transmission line, if approved, will not be in operation to provide transmission capability to meet the 2010 RPS Program requirements. Consequently, the company believes that although it may be able to contract for the required renewable energy by 2010, it is unlikely that it will be able to meet the 2010 RPS Program delivered-energy goal. The company's failure to attain the 20-percent goal in 2010, or any subsequent years' goals, could subject it to CPUC-imposed penalties of 5 cents per kilowatt hour of renewable energy under-delivery up to a maximum penalty of $25 million per year. In February 2008, the CPUC issued a decision defining flexible compliance mechanisms that can be used in meeting the RPS Program goals in 2010 and beyond, including clarifying rules within which insufficient transmission is a permissible reason for failing to satisfy the RPS Program goals. While the company believes it will be able to comply with the RPS Program requirements based on its contracting activity and application of the flexible compliance mechanisms, the company is unable to ensure that it will not be penalized or, if penalized, the amount that would be imposed.

Miramar II Peaking Plant

SDG&E filed an application with the CPUC in June 2008 seeking authorization to construct a natural gas-fired peaking plant at Miramar in San Diego (Miramar II), next to an existing SDG&E peaking plant. Miramar II is currently estimated to cost $57 million and will have a capacity of 46.5 MW. SDG&E will own and operate the plant in its entirety. SDG&E is asking for an expedited CPUC decision to be issued by September 2008 so that the plant can be completed by June 2009.

Solar Photovoltaic Program

In July 2008, SDG&E filed an application with the CPUC proposing to install solar photovoltaic panels in the San Diego area that have the potential of generating 80 MW of power. The program would cost an estimated $250 million. The company expects a CPUC decision in the first half of 2009. If approved in the first half of 2009, the program is expected to be completed in 2012.

General Rate Case (GRC)

In July 2008, the CPUC issued a final decision in regard to the company’s 2008 general rate case (2008 GRC). The decision adopted the test-year 2008 revenue requirements, effective retroactive to January 1, 2008, and the post-test year revenue requirements that were included in the settlement agreement filed with the CPUC in December 2007. The settlement represents an increase in the annual revenue requirement in 2008 of $138 million as compared to the 2007 revenue requirement and provides average annual increases of approximately $43 million, or three percent, in each of the post-test years' (2009 – 2011) revenue requirements. The decision does not impose a cap on the company’s earnings.

Since the final decision was not issued by June 30, 2008, the company's reported net income for the first six months of 2008 is based on the 2007 authorized revenue requirement as established by the CPUC’s 2004 Cost of Service decision. As the 2008 GRC decision is retroactive, the company will recognize additional net income for the period January 1 through June 30, 2008 of approximately $36 million in the third quarter of 2008.

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

The operational PBR incentives and the associated benchmarks are determined as a component of a general rate case or cost of service decision. The operational PBR incentives to be in effect for fiscal year 2008 through the end of 2011 were established as part of the CPUC's final decision in the 2008 GRC, which adopted modified PBR measures for customer satisfaction, employee safety and electric reliability. The company is currently reviewing the modified PBR measures and plans on filing its response in regard to these measures in early September 2008.

Incentive awards are not included in the company's earnings until CPUC approval of the award is received.

Operations

During the second quarter of 2008, the company received CPUC approval for its 2007 Operational PBR incentive award of $10 million (pretax).

Energy Efficiency

In January 2008, the CPUC issued a decision modifying the measurement and verification process of this incentive mechanism. The company submitted its initial report on its 2006 and 2007 energy efficiency results, as compared to the company's goals, with the CPUC in the first quarter of 2008. The CPUC is currently reviewing these results and is expected to issue a verification report later this year. Once the report is issued, the company plans to submit its incentive award claims to the CPUC. Settlement discussions have begun with the goal of reaching resolution regarding the 2006-2007 incentive award by year-end.

Natural Gas Procurement

As of April 1, 2008, the SDG&E and SoCalGas core natural gas supply portfolios were combined, and SoCalGas will procure natural gas for SDG&E's requirements in an agency relationship. Accordingly, the company’s PBR for natural gas procurement awards or penalties ended on April 1, 2008, the effective date of the combination of the core natural gas supply portfolios, with SoCalGas' gas cost incentive mechanism being applied on the combined portfolio basis, as discussed in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report. In June 2008, the company filed with the CPUC its PBR report for the eight-month period ended March 31, 2008, seeking approval of a $2.2 million (pretax) incentive award. CPUC approval is expected in the first quarter of 2009.

Cost of Capital

The CPUC issued a decision in May 2008 establishing a uniform, multi-year Cost of Capital Mechanism for SDG&E that will replace its existing cost of capital mechanism. The new mechanism requires a full cost of capital application every third year, with the first full application being filed in April 2010 for test-year

2011. Between test years, return on equity would automatically be adjusted if there are significant changes in the bond market, as defined in the mechanism. There is no provision for capital structure recalibration outside of the test year, but an application may be filed should credit ratings change in mid-cycle. The decision also allows a cost of capital application to be filed outside of the mechanism process upon an extraordinary or catastrophic event with material impact.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At June 30, 2008, the company’s reserves for litigation matters were $1 million. In addition, the company has accrued liabilities for settled matters of $44 million, including $37 million for settlements related to certain litigation arising out of the 2000 – 2001 California energy crisis. The uncertainties inherent in complex legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving legal matters. Accordingly, costs ultimately incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Continental Forge Settlement

The litigation that is the subject of the settlements and $37 million of accrued liabilities is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The terms of these settlements were reported previously. On July 24, 2008, the California Attorney General and the Department of Water Resources (DWR) dismissed their appeal of the final order, and the settlements are expected to become final shortly. The reserves recorded for the settlements by Sempra Energy, including SDG&E, in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract by Sempra Generation, a business unit of Sempra Energy.

Other Natural Gas Cases

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in the U.S. District Court in Nevada against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, a business unit of Sempra Energy, seeking recovery of damages alleged to aggregate in excess of $150 million (before trebling). The lawsuit alleges a conspiracy to manipulate and inflate the prices that Nevada Power had to pay for its natural gas by preventing the construction of natural gas pipelines to serve Nevada and other Western states, and reporting artificially inflated prices to trade publications. The U.S. District Court dismissed the case in November 2004, determining that the Federal Energy Regulatory Commission (FERC) had exclusive jurisdiction to resolve the claims. In September 2007, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) reversed the dismissal and returned the case to the District Court for further proceedings.

Pending in the U.S. District Court in Nevada are five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies, alleging that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into wash trades and churning transactions, four of which also include conspiracy allegations similar to those made in the Continental Forge litigation. The court dismissed four of these actions in 2005, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and returned the cases to the District Court for further proceedings.

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

Various parties appealed the FERC's order to the Ninth Circuit Court of Appeals. In August 2006, the Court of Appeals held that the FERC had properly established October 2, 2000 through June 20, 2001 as the refund period and had properly excluded certain bilateral transactions between sellers and the DWR from the refund proceedings. However, the court also held that the FERC erred in excluding certain multi-day transactions from the refund proceedings. Finally, while the court upheld the FERC's decision not to extend the refund proceedings to the summer period (prior to October 2, 2000), it found that the FERC had erred in not considering other remedies, such as disgorgement of profits, for tariff violations that are alleged to have occurred prior to October 2, 2000. The Ninth Circuit Court of Appeals remanded the matter to the FERC for further proceedings. In November 2007, Sempra Commodities and other entities filed requests for rehearing of the Ninth Circuit Court of Appeals’ August 2006 decision.

In August 2007, the Ninth Circuit Court of Appeals issued a decision reversing and remanding FERC orders declining to provide refunds in a related proceeding regarding short-term bilateral sales up to one month in the Pacific Northwest. The court found that some of the short-term sales between the DWR and various sellers (including Sempra Commodities) that had previously been excluded from the refund proceeding involving sales in the ISO and PX markets in California, were within the scope of the Pacific Northwest refund proceeding. In December 2007, Sempra Commodities and other sellers filed requests for rehearing of the Ninth Circuit Court of Appeals’ August 2007 decision. It is possible that on remand, the FERC could order refunds for short-term sales to the DWR in the Pacific Northwest refund proceeding.

Other Litigation

In October 2007, San Diego County experienced catastrophic wildfires. The causes of many of these fires remain under investigation, including the possible role of SDG&E power lines affected by unusually high winds. In July 2008, the California Department of Forestry and Fire Protection (Cal Fire) issued investigation reports stating that the Witch and Rice fires were each a "power line caused fire" and that the Guejito fire occurred when a wire securing a large communication company's fiber optic cable came into contact with an energized power line "causing an arc and starting the fire." The reports indicate that the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulted in two fatalities, injured approximately 45 firefighters and destroyed approximately 1,141 homes. Cal Fire is still investigating the perimeters of these two fires to determine the damages associated with each fire. Cal Fire stated that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties. The CPUC’s Consumer Protection and Safety Division is also expected to issue a report in the third quarter of 2008. Numerous lawsuits, four of which seek to be designated as class actions, have been filed against SDG&E in San Diego County Superior Court seeking unspecified amounts for damages relating to the fires. Several of the lawsuits also name Sempra Energy as a defendant. The lawsuits allege inverse condemnation, negligence and other causes of action, and assert that SDG&E improperly designed and maintained its power lines and failed to adequately clear adjacent vegetation. A lawsuit filed by the City of San Diego seeks to recover for property damage, workers' compensation benefits for its employees, and fire suppression costs. The company has approximately $1 billion in liability insurance and has notified its insurers of the lawsuits.

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

SDG&E and the other owners of SONGS have $2.75 billion of nuclear property, decontamination and debris removal insurance and up to $490 million for outage expenses and replacement power costs incurred because of accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks and $2.8 million per week for up to 110 additional weeks, after a waiting period of 12 weeks. The insurance is provided through a mutual insurance company, through which insured members are subject to retrospective premium assessments (up to $8.5 million in SDG&E's case).

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

RESULTS OF OPERATIONS

Revenues and Cost of Sales

Electric revenues increased for the three months and six months ended June 30, 2008 compared to the corresponding periods in 2007 primarily due to higher cost of electric fuel and purchased power and higher volumes. During the three months and six months ended June 30, 2008, natural gas revenues and the cost of natural gas increased compared to the corresponding periods in 2007, primarily as a result of higher natural gas prices and volumes.

As a final decision in the 2008 General Rate Case (GRC) was not issued by the California Public Utilities Commission (CPUC) by June 30, 2008, revenues for the first six months of 2008 associated with CPUC-regulated operations were consistent with the 2007 CPUC-authorized revenue established by the 2004 Cost of Service decision. Further discussion is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

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

The tables below summarize the electric and natural gas volumes and revenues by customer class for the six-month periods ended June 30.

Electric Distribution and Transmission

(Volumes in millions of kilowatt-hours, dollars in millions)

	2008		2007
	Volumes	Revenue	Volumes	Revenue
Residential	3,715	$415	3,592	$461
Commercial	3,416	353	3,353	396
Industrial	1,120	87	1,068	106
Direct access	1,515	47	1,494	54
Street and highway lighting	51	5	52	6
	9,817	907	9,559	1,023
Balancing accounts and other		177		(35)
Total		$1,084		$988

Although commodity costs associated with long-term contracts allocated to SDG&E from the California Department of Water Resources (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2008:
Residential	20	$285	--	$--	20	$285
Commercial and industrial	9	104	4	5	13	109
Electric generation plants	--	--	32	12	32	12
	29	$389	36	$17	65	406
Balancing accounts and other						10
Total						$416
2007:
Residential	20	$263	--	$--	20	$263
Commercial and industrial	9	96	3	4	12	100
Electric generation plants	--	1	25	18	25	19
	29	$360	28	$22	57	382
Balancing accounts and other						(2)
Total						$380

Income Taxes

Income tax expense was $67 million and $73 million for the six months ended June 30, 2008 and 2007, respectively, and the effective income tax rates were 33 percent and 39 percent, respectively. Income tax expense was $35 million for both the three months ended June 30, 2008 and 2007, and the effective income tax rates were 36 percent and 40 percent, respectively.

The decrease in income tax expense for the six months ended June 30, 2008 was due primarily to the favorable resolution of prior years' income tax issues in 2008. The decrease in the effective income tax rate in the three months ended June 30, 2008 was due to increased tax deductions for internally developed software and for removal costs.

Net Income

Net income for SDG&E increased by $22 million (19%) in the six months ended June 30, 2008 to $137 million, and by $10 million (19%) in the three months ended June 30, 2008 to $62 million. The increase in the six months ended June 30, 2008 was primarily attributable to $12 million due to a lower effective income tax rate, $5 million higher regulatory awards and $2 million higher electric transmission margin. The lower effective income tax rate was primarily due to $7 million from the favorable resolution of prior years' income tax issues in 2008 compared to $2 million unfavorable in 2007.

The increase in the three months ended June 30, 2008 was due to $5 million higher regulatory awards and $4 million due to the lower effective income tax rate.

CAPITAL RESOURCES AND LIQUIDITY

The company’s utility operations generally are the major source of liquidity. In addition, cash requirements may be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At June 30, 2008, the company had $44 million in unrestricted cash and cash equivalents, and $500 million in available unused credit on its committed line, which is shared with SoCalGas and is discussed more fully in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Management believes that these amounts and cash flows from operations and security issuances will be adequate to finance capital expenditures and meet liquidity requirements and other commitments. Management continues to regularly monitor the company’s ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

As a result of the company's projected capital expenditure program, SDG&E has elected to suspend the payment of dividends on its common stock to Sempra Energy, and the level of future common dividends may be affected in order to maintain SDG&E's authorized capital structure during periods of increased capital expenditures.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities increased by $36 million (9%) to $421 million for 2008. The change was primarily due to a $64 million increase in net income, adjusted for noncash items, a $17 million net tax refund in 2008 compared to a net tax payment of $43 million in 2007 and a $51 million decrease in inventory in 2008 compared to an $8 million increase in 2007, offset by a $14 million decrease in overcollected regulatory balancing accounts in 2008 compared to a $140 million increase in 2007.

For the six months ended June 30, 2008, the company made contributions of $8 million and $5 million to the pension plan and other postretirement benefit plans, respectively.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $310 million (103%) to $611 million for 2008. The increase was primarily due to the net purchase of $161 million of industrial development bonds and a $123 million increase in capital expenditures.

Significant capital expenditures in 2008 are expected to include $700 million for additions to the company's natural gas and electric distribution and electric transmission and generation systems, and advanced metering infrastructure. These expenditures are expected to be financed by cash flows from operations and security issuances. These amounts exclude capital expenditures of Otay Mesa VIE as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities totaled $76 million for 2008 and $(80) million for 2007. The 2008 change was primarily due to $84 million in issuances of long-term debt in 2008 by Otay Mesa VIE. The 2007 change was primarily due to a decrease in short-term debt of $42 million and $33 million in long-term debt payments. Also, in 2008, Otay Mesa VIE received a capital contribution of $9 million from its parent company.

COMMITMENTS

At June 30, 2008, there were no significant changes to the commitments that were disclosed in the Annual Report, except for a decrease of $190 million related to the transfer of SDG&E’s natural gas supply portfolio to SoCalGas as part of the Omnibus Gas Settlements discussed in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

Performance of the company will depend primarily on the ratemaking and regulatory process, electric and natural gas industry restructuring, and the changing energy marketplace. Performance will also depend on the successful completion of capital projects that are discussed in various places in this report and in the Annual Report. As the 2008 GRC provides for fixed annual increases rather than for adjustments based on inflation indices as in the past, performance will depend on the company's ability to manage or recover in rates the effects of rising costs. Additional information is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 10 and 11 of the Notes to Consolidated Financial Statements in the Annual Report.

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

As of June 30, 2008, the total Value at Risk of SDG&E's positions was not material.

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

The company evaluates the effectiveness of its internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of June 30, 2008, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 13, 2007, SDG&E, one of its employees, and an SDG&E contractor were convicted in a federal jury trial on criminal charges of environmental violations in connection with the 2000 – 2001 dismantlement of a natural gas storage facility. SDG&E was also convicted of a related charge of making a false statement to a governmental agency. SDG&E is subject to a maximum fine of $2 million. On December 7, 2007, the trial court set aside all of the convictions and granted all of the defendants a new trial on all counts. The government has appealed the trial court's decision.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proposal 1: Election of directors:

At the annual meeting of shareholders on June 6, 2008, shareholders elected three directors for a one-year term expiring in 2009. The name of each nominee and the number of shares voted for and withheld from the election of each director were as follows. There were no abstentions or broker non-votes.

Nominees	Votes For	Votes Withheld
Michael R. Niggli	116,583,358	--
Debra L. Reed	116,583,358	--
Mark A. Snell	116,583,358	--

ITEM 6. EXHIBITS

Exhibit 10 - Material Contracts

10.1	Sempra Energy 2008 Long Term Incentive Plan (incorporated by reference from Appendix A to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

10.2	Form of Indemnification Agreement with Directors and Executive Officers (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.2).

10.3	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.3).

10.4	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.5	Sempra Energy Amended and Restated Executive Life Insurance Plan (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.6).

10.6	Sempra Energy Amendment and Restatement of the Cash Balance Restoration Plan (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.8).

Exhibit 12 - Computation of ratios

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31 -- Section 302 Certifications

31.1	Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 -- Section 906 Certifications

32.1	Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 7, 2008	By: /s/ Dennis V. Arriola
Dennis V. Arriola Senior Vice President and Chief Financial Officer