Form 10-Q
period 2008-09-30
SAN DIEGO GAS & ELECTRIC CO
filed 2008-11-10
CIK 86521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2008
Commission file number	1-3779
SAN DIEGO GAS & ELECTRIC COMPANY
(Exact name of registrant as specified in its charter)
California	95-1184800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

This Quarterly Report contains statements that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "expects," "anticipates," "plans," "estimates," "projects," "contemplates," "intends," "depends," "should," "could," "would," "may," "potential," "target," "goals," or similar expressions, or discussions of strategy or of plans are intended to identify forward-looking statements. Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties and are not guarantees of performance. Factors, among others, that could cause the company's actual results and future actions to differ materially from those described in forward-looking statements include:

•

local, regional and national economic, competitive, political, legislative and regulatory conditions and developments;

•

actions by the California Public Utilities Commission, the California State Legislature, the California Department of Water Resources, the Federal Energy Regulatory Commission and other regulatory bodies in the United States;

•

capital markets conditions, inflation rates, interest rates and exchange rates;

•

energy and trading markets, including the timing and extent of changes in commodity prices;

•

the availability of electric power, natural gas and liquefied natural gas;

•

weather conditions and conservation efforts;

•

war and terrorist attacks;

•

business, regulatory, environmental and legal decisions and requirements;

•

the status of deregulation of retail natural gas and electricity delivery;

•

the timing and success of business development efforts;

•

the resolution of litigation; and

•

other uncertainties, all of which are difficult to predict and many of which are beyond the control of the company.

Readers are cautioned not to rely unduly on any forward-looking statements and are urged to review and consider carefully the risks, uncertainties and other factors which affect the company's business described in this report and other reports filed by the company from time to time with the Securities and Exchange Commission. These forward-looking statements represent the company's estimates and assumptions only as of the date of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
STATEMENTS OF CONSOLIDATED INCOME

	Three months ended September 30,		Nine months ended September 30,
(Dollars in millions)	2008	2007	2008	2007
	(unaudited)
Operating revenues
Electric	$817	$614	$1,901	$1,602
Natural gas	132	102	548	482
Total operating revenues	949	716	2,449	2,084

Operating expenses
Cost of electric fuel and purchased power	311	184	694	496
Cost of natural gas	84	52	349	286
Other operating expenses	222	193	595	553
Depreciation and amortization	68	75	223	225
Franchise fees and other taxes	43	43	117	118
Litigation expense	29	2	38	8
Total operating expenses	757	549	2,016	1,686

Operating income	192	167	433	398

Other income, net	10	8	18	10
Interest income	1	2	5	4
Interest expense	(24)	(24)	(73)	(71)
Income before income taxes	179	153	383	341

Income tax expense	54	28	121	101

Net income	125	125	262	240
Preferred dividend requirements	2	2	4	4
Earnings applicable to common shares	$123	$123	$258	$236

See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90	$158
Short-term investments	68	--
Accounts receivable – trade	225	207
Accounts receivable – other	34	49
Due from unconsolidated affiliates	1	22
Income taxes receivable	--	56
Deferred income taxes	51	67
Inventories	64	113
Regulatory assets arising from fixed-price contracts and other derivatives	82	52
Other regulatory assets	14	14
Fixed-price contracts and other derivatives	38	18
Other	20	34
Total current assets	687	790

Other assets:
Due from unconsolidated affiliate	5	5
Deferred taxes recoverable in rates	352	312
Regulatory assets arising from fixed-price contracts and other derivatives	281	309
Regulatory assets arising from pensions and other postretirement benefit obligations	144	162
Other regulatory assets	47	48
Nuclear decommissioning trusts	636	739
Sundry	165	123
Total other assets	1,630	1,698

Property, plant and equipment:
Property, plant and equipment	8,838	8,282
Less accumulated depreciation and amortization	(2,385)	(2,271)
Property, plant and equipment, net	6,453	6,011
Total assets	$8,770	$8,499

See Notes to Condensed Consolidated Financial Statements.

* As adjusted for the retrospective adoption of FASB Staff Position FIN 39-1.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
	September 30, 2008	December 31, 2007 *

(Dollars in millions)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$233	$290
Due to unconsolidated affiliates	6	10
Income taxes payable	35	--
Regulatory balancing accounts, net	143	298
Customer deposits	53	52
Fixed-price contracts and other derivatives	85	52
Accrued compensation and benefits	88	98
Mandatorily redeemable preferred securities	--	14
Other	178	161
Total current liabilities	821	975

Long-term debt	2,089	1,958

Deferred credits and other liabilities:
Customer advances for construction	29	33
Pension and other postretirement benefit obligations, net of plan assets	172	190
Deferred income taxes	608	506
Deferred investment tax credits	27	29
Regulatory liabilities arising from removal obligations	1,242	1,335
Asset retirement obligations	564	554
Fixed-price contracts and other derivatives	304	329
Deferred credits and other	187	176
Total deferred credits and other liabilities	3,133	3,152

Minority interest	188	135

Commitments and contingencies (Note 6)

Shareholders' equity:
Preferred stock not subject to mandatory redemption	79	79
Common stock (255 million shares authorized; 117 million shares outstanding; no par value)	1,138	1,138
Retained earnings	1,336	1,078
Accumulated other comprehensive income (loss)	(14)	(16)
Total shareholders' equity	2,539	2,279
Total liabilities and shareholders' equity	$8,770	$8,499

See Notes to Condensed Consolidated Financial Statements.

* As adjusted for the retrospective adoption of FASB Staff Position FIN 39-1.

SAN DIEGO GAS & ELECTRIC COMPANY AND SUBSIDIARY
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

	Nine months ended September 30,
(Dollars in millions)	2008	2007
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$262	$240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	225
Deferred income taxes and investment tax credits	77	(21)
Noncash rate-reduction bond expense	--	55
Other	(3)	(26)
Net change in other working capital components	(41)	126
Changes in other assets	(7)	(6)
Changes in other liabilities	3	--
Net cash provided by operating activities	514	593

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(638)	(479)
Expenditures for short-term investments	(304)	--
Proceeds from sale of short-term investments	236	--
Purchases of nuclear decommissioning trust assets	(347)	(452)
Proceeds from sales by nuclear decommissioning trusts	348	455
Increase in loans to affiliates, net	(6)	(1)
Other	1	2
Net cash used in investing activities	(710)	(475)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	138	271
Payments on long-term debt	--	(66)
Decrease in short-term debt, net	--	(72)
Redemptions of preferred stock	(14)	(3)
Capital contribution received by Otay Mesa VIE	9	--
Preferred dividends paid	(4)	(4)
Other	(1)	--
Net cash provided by financing activities	128	126

Increase (decrease) in cash and cash equivalents	(68)	244
Cash and cash equivalents, January 1	158	9
Cash assumed in connection with FIN 46(R) consolidation	--	29
Cash and cash equivalents, September 30	$90	$282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$59	$50

Income tax payments (refunds), net	$(54)	$112

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY
Decrease in accounts payable from investments in property, plant and equipment	$(11)	$(21)

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

Information in this Quarterly Report should be read in conjunction with the company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the Annual Report) and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

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

FASB Staff Position (FSP) FASB Interpretation (FIN) No. 39-1, "Amendment of FASB Interpretation No. 39" (FSP FIN 39-1): FSP FIN 39-1 amends FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The company adopted FSP FIN 39-1 effective January 1, 2008. The company applied FSP FIN 39-1 as a change in accounting principle through retrospective application. Each consolidated balance sheet herein reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. Accordingly, December 31, 2007 amounts have been reclassified to conform to this presentation. Additional disclosure is provided in Note 4.

FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" (FSP FAS 157-3): FSP FAS 157-3 clarifies and illustrates the application of FASB Statement No. 157, Fair Value Measurements, for financial assets in an inactive market. FSP FAS 157-3 became effective upon issuance on October 10, 2008, and applies to periods for which financial statements have not been issued. Revisions to the fair value estimates resulting from the adoption of the FSP are to be accounted for as a change in estimate, so that any effects on the fair value measurements would be recognized in the period of adoption. The company’s application of FSP FAS 157-3 impacted neither financial asset fair values nor their classification in the fair value hierarchy. Additional disclosure is provided in Note 4.

NOTE 3. OTHER FINANCIAL DATA

Otay Mesa Energy Center

The company has a 10-year agreement to purchase power to be generated at the Otay Mesa Energy Center, a 573-megawatt (MW) generating facility currently under construction and expected to be in commercial operation in the fourth quarter of 2009. As defined in FIN 46 (revised December 2003), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (FIN 46(R)), the facility owner, Otay Mesa Energy Center LLC, is a variable interest entity (Otay Mesa VIE), of which the company is the primary beneficiary. Accordingly, the company has consolidated Otay Mesa VIE beginning in the second quarter of 2007. Its equity of $188 million and $135 million as of September 30, 2008 and December 31, 2007, respectively, is classified as Minority Interest on the Consolidated Balance Sheets.

Available-for-Sale Securities

During the nine months ended September 30, 2008, the company purchased $304 million of industrial development bonds. Also during the nine-month period, SDG&E sold $236 million of these bonds to Sempra Energy. The bonds are classified as available-for-sale securities and included in Short-Term Investments on the Consolidated Balance Sheets at September 30, 2008.

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

Debt and Credit Facilities

Committed Line of Credit

On August 15, 2008, the company and its affiliate, SoCalGas entered into an $800 million, three-year syndicated revolving credit agreement expiring in 2011. JPMorgan Chase Bank serves as administrative agent for the syndicate of 17 lenders. The agreement permits each company to individually borrow up to $600 million, subject to a combined limit of $800 million for both companies. It also provides for the issuance of letters of credit on behalf of each company subject to a combined letter of credit commitment of $200 million for both companies with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing company's credit rating. The agreement also requires each company to maintain at the end of each quarter a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65%.

Each company’s obligations under the agreement are individual obligations, and a default by one company would not constitute a default or preclude borrowings by, or the issuance of letters of credit on behalf of, the other company.

Concurrently with the effectiveness of this credit agreement, SDG&E’s and SoCalGas’ combined $600 million revolving credit facility scheduled to expire in August 2010 was terminated.

At September 30, 2008, SDG&E had no outstanding borrowings and no outstanding letters of credit under this facility.

Pension and Other Postretirement Benefits

The following tables provide the components of benefit costs:

	Pension Benefits		Other Postretirement Benefits
	Three months ended		Three months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$6	$6	$1	$1
Interest cost	12	11	3	2
Expected return on assets	(11)	(12)	(1)	--
Amortization of:
Prior service cost	--	1	1	--
Regulatory adjustment	23	9	(3)	--
Total net periodic benefit cost	$30	$15	$1	$3

	Pension Benefits		Other Postretirement Benefits
	Nine months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Service cost	$17	$17	$4	$4
Interest cost	36	35	7	6
Expected return on assets	(34)	(34)	(3)	(2)
Amortization of:
Prior service cost	1	2	3	2
Actuarial loss	1	1	--	--
Regulatory adjustment	19	4	(5)	1
Total net periodic benefit cost	$40	$25	$6	$11

The company expects to contribute $41 million to its pension plan and $16 million to its other postretirement benefit plans in 2008. For the nine months ended September 30, 2008, the company made contributions of $37 million and $6 million to the pension plan and other postretirement benefit plans, respectively, including $29 million and $1 million, respectively, for the three months ended September 30, 2008.

Capitalized Interest

The company recorded $7 million and $15 million of capitalized interest for the three months and nine months ended September 30, 2008, respectively, including primarily the debt-related portion of allowance for funds used during construction, and capitalized interest related to Otay Mesa VIE. The company recorded $2 million and $5 million of capitalized interest for the three months and nine months ended September 30, 2007, respectively, including primarily the debt-related portion of allowance for funds used during construction.

Comprehensive Income

The following is a reconciliation of net income to comprehensive income:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Net income	$125	$125	$262	$240
Financial instruments*	2	--	1	--
Net actuarial gain**	--	--	1	4
Comprehensive income	$127	$125	$264	$244
*	Net of income tax expense of $1 million for the three and nine-month periods ended September 30, 2008.
**	Net of income tax expense of $3 million for the nine-month period ended September 30, 2007.

Other Income, Net

Other Income, Net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2008	2007	2008	2007
Allowance for equity funds used during construction	$7	$4	$19	$12
Regulatory interest, net	--	1	(4)	(6)
Sundry, net	3	3	3	4
Total	$10	$8	$18	$10

NOTE 4. FINANCIAL INSTRUMENTS

The company periodically uses commodity derivative instruments and interest-rate swap agreements to moderate its exposure to commodity-price and interest-rate changes and to lower its overall cost of borrowing.

Cash Flow Hedges

As of September 30, 2008 and December 31, 2007, the company, excluding Otay Mesa VIE, had established cash flow interest-rate swaps as hedges for a notional amount of debt totaling $251 million. The swaps expire in 2009. Separately, Otay Mesa VIE de-designated all cash flow interest-rate swap hedges in the second quarter of 2008.

For the nine months ended September 30, 2008 and 2007, pretax gains (losses) arising from the ineffective portion of interest-rate cash flow hedges were a negligible amount and $(1) million, respectively, and were recorded in Other Income, Net on the Statements of Consolidated Income. These amounts included gains (losses) of a negligible amount and $(1) million in the three-month periods ended September 30, 2008 and 2007, respectively.

Energy and Natural Gas Contracts

The use of derivative instruments is subject to certain limitations imposed by company policy and regulatory requirements. These instruments enable the company to estimate with greater certainty energy and natural gas prices to be received by the company and the corresponding prices to be charged to its customers. The company records realized gains or losses on derivative instruments associated with transactions for electric energy and natural gas contracts in Cost of Electric Fuel and Purchased Power and Cost of Natural Gas, respectively, on the Statements of Consolidated Income. On the Consolidated Balance Sheets, the company records corresponding regulatory assets and liabilities related to unrealized gains and losses from these derivative instruments to the extent derivative gains and losses associated with these derivative instruments will be payable or recoverable in future rates.

Adoption of FSP FIN 39-1

The company adopted FSP FIN 39-1 effective January 1, 2008, which requires retroactive application. Each Consolidated Balance Sheet reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of setoff exists. As of September 30, 2008 and December 31, 2007, the company offset fair value cash collateral receivables against net derivative positions of $3 million and $9 million, respectively. The fair value of cash collateral that was not offset in the Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 was $34 million and $6 million, respectively. The fair value of commodity derivative assets and liabilities as of September 30, 2008 and December 31, 2007, determined in accordance with the company's netting policy, is presented below.

Fair Value Hierarchy

The company’s valuation techniques used to measure fair value and the definition of the three levels of the fair value hierarchy, as defined in SFAS 157, Fair Value Measurements (SFAS 157), are discussed in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report and above in Note 2 under FSP FAS 157-3.

The following tables set forth by level within the fair value hierarchy the company's financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 and December 31, 2007. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The company's assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Recurring Fair Value Measures	At fair value as of September 30, 2008
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$35	$3	$--	$38
Nuclear decommissioning trusts*	473	158	--	631
Short-term investments	--	68	--	68
Other derivatives	--	--	3	3
Total	$508	$229	$3	$740

Liabilities:
Commodity derivatives	$--	$48	$--	$48
Other derivatives	--	21	--	21
Total	$--	$69	$--	$69

Recurring Fair Value Measures	At fair value as of December 31, 2007**
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Assets:
Commodity derivatives	$9	$3	$--	$12
Nuclear decommissioning trusts*	551	175	--	726
Other derivatives	--	--	7	7
Total	$560	$178	$7	$745

Liabilities:
Commodity derivatives	$--	$8	$--	$8
Other derivatives	--	20	--	20
Total	$--	$28	$--	$28
*	Excludes cash balances.
**	Amounts have been reclassified to reflect the adoption of FSP FIN 39-1.

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

The following tables set forth a reconciliation of changes in the fair value of other derivatives classified as level 3 in the fair value hierarchy:

	Three months ended September 30,
(Dollars in millions)	2008	2007
Balance as of July 1	$5	$--
Purchases, issuances and settlements	(2)	4
Balance as of September 30	$3	$4

Change in unrealized gains (losses) relating to instruments still held as of September 30	$--	$4

	Nine months ended September 30,
(Dollars in millions)	2008	2007
Balance as of January 1	$7	$--
Purchases, issuances and settlements	(4)	4
Balance as of September 30	$3	$4

Change in unrealized gains (losses) relating to instruments still held as of September 30	$--	$4

NOTE 5. REGULATORY MATTERS

Power Procurement and Resource Planning

Sunrise Powerlink Electric Transmission Line

In December 2005, SDG&E filed an application with the California Public Utilities Commission (CPUC) for authorization to construct a 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region that will be able to deliver 1,000 MW (Sunrise

Powerlink). The project, as proposed by the company, was projected to cost approximately $1.5 billion, which included an allowance for funds used during construction related to both debt and equity.

A draft decision by the Administrative Law Judge (ALJ) and a draft Commissioner’s alternate decision were issued by the CPUC on October 31, 2008. The ALJ's decision, if approved by the CPUC, would deny the requested transmission project in favor of other generation-based alternatives.

The Commissioner’s alternate decision, if approved by the CPUC, would conditionally approve the construction of a transmission line south of the route proposed by the company. This decision would permit SDG&E to engage in preliminary construction activities but require CPUC approval of an SDG&E compliance plan, ensuring the transmission line will primarily be used for the delivery of renewable resources, before the commencement of any construction activities that would have a material physical impact to the environment. SDG&E is uncertain whether the terms and conditions required by this decision could be timely met and will seek modifications to this draft decision. If the requested modifications are accepted and the modified alternate decision is approved by the CPUC, SDG&E expects the Sunrise Powerlink would be in commercial operation in 2012 at an estimated cost of approximately $1.9 billion, including environmental mitigation costs and undergrounding as required in the alternate decision. A final CPUC decision is expected by the end of the year.

A final environmental impact report for the project was also issued in October 2008 jointly by the CPUC and the Bureau of Land Management (BLM). If the CPUC adopts the route identified in the Commissioner's alternate decision, the company also expects the BLM to make its decision on the project in January 2009.

Renewable Energy

Pursuant to Senate Bill 107, enacted in September 2006, the California Public Utilities Code requires certain California electric retail sellers, including the company, to achieve delivery of 20 percent of their 2010 retail demand from renewable energy sources. The rules governing this requirement, administered by both the CPUC and the California Energy Commission, are generally known as the Renewables Portfolio Standard (RPS) Program.

SDG&E continues to aggressively secure renewable energy supplies to achieve the RPS Program goals. A substantial portion of these supply contracts, however, are contingent upon many factors, including:

•

access to electric transmission infrastructure (including SDG&E's proposed Sunrise Powerlink transmission line),

•

timely regulatory approval of contracted renewable energy projects,

•

the renewable energy project developers' ability to obtain project financing and permitting, and

•

successful development and implementation of the renewable energy technologies.

Given the current Sunrise Powerlink regulatory proceeding timeline, as discussed above, the Sunrise Powerlink transmission line, if approved, will not be in operation to provide transmission capability to meet the 2010 RPS Program requirements. Consequently, while the company believes it will be able to contract for the required renewable energy by 2010, it is unlikely that it will be able to meet the 2010 RPS Program delivered-energy goal. The company's failure to attain the 20-percent goal in 2010, or any subsequent years' goals, could subject it to CPUC-imposed penalties of 5 cents per kilowatt hour of renewable energy under-delivery up to a maximum penalty of $25 million per year. In February 2008, the CPUC issued a decision defining flexible compliance mechanisms that can be used in meeting the RPS Program goals in 2010 and beyond, including clarifying rules within which insufficient transmission is a permissible reason for failing to satisfy the RPS Program goals. While the company believes it will be able to comply with the RPS Program requirements based on its contracting activity and application of the flexible compliance mechanisms, the company is unable to ensure that it will not be penalized or, if penalized, the amount that would be imposed.

Miramar II Peaking Plant

SDG&E filed an application with the CPUC in June 2008 seeking approval to construct a natural gas-fired peaking plant in San Diego (Miramar II), next to an existing SDG&E peaking plant. Miramar II is currently estimated to cost $57 million and will have a capacity of 46.5 MW. SDG&E will own and operate the plant. SDG&E has requested an expedited CPUC decision by year-end 2008 so the plant can be operational by June 2009.

Solar Photovoltaic Program

In July 2008, SDG&E filed an application with the CPUC proposing to install solar photovoltaic panels in the San Diego area that would have the potential of generating approximately 80 MW of direct current power (approximately equivalent to 50 MW of power). The cost of the program is estimated to be $250 million. A CPUC decision is expected in the third quarter of 2009. If approved, the program is expected to be completed in 2013.

General Rate Case (GRC)

In July 2008, the CPUC issued a final decision in the company’s 2008 general rate case (2008 GRC). The decision adopted the test-year 2008 revenue requirements, effective retroactive to January 1, 2008, and the post-test year revenue requirements that were included in the settlement agreement filed with the CPUC. The decision provides an increase in the annual revenue requirement in 2008, as compared to 2007, of $138 million, and provides average annual increases of approximately $43 million, or three percent, in each of the post-test years' revenue requirements. The decision also establishes a GRC period of four years (2008-2011) and does not impose a cap on the company’s earnings.

Since the final decision was not issued by June 30, 2008, the company's reported net income for the first six months of 2008 was based on the 2007 authorized revenue requirement as established by the CPUC’s 2004 Cost of Service decision. As the 2008 GRC decision is retroactive, the company recognized additional net income for the period January 1 through June 30, 2008 of approximately $33 million in the third quarter of 2008.

Utility Ratemaking Incentive Awards

Performance-Based Regulation (PBR) consists of a series of measures of utility performance. Generally, if performance is outside of a band of specified benchmarks, the utility is subject to financial rewards or penalties. The three areas that are eligible for incentive awards or penalties are operational incentives, energy efficiency awards based on the effectiveness of the energy efficiency programs and natural gas procurement awards or penalties.

Incentive awards are not included in the company's earnings until CPUC approval of the award is received.

Operational Incentives

Operational incentives and the associated benchmarks are determined as a component of a general rate case or cost of service decision. The operational PBR incentives to be in effect for fiscal year 2008 through 2011 were established as part of the CPUC's final decision in the 2008 GRC, which adopted modified PBR measures for customer satisfaction, employee safety and electric reliability. The company reviewed these modified PBR measures and filed its response in regard to these measures in September 2008, accepting the safety performance measure but rejecting the electric reliability and customer satisfaction measures, as allowed by the GRC decision. As a result, the company is no longer entitled to operational PBR awards for electric reliability and customer satisfaction after 2007.

During the second quarter of 2008, the company received CPUC approval for its 2007 Operational PBR incentive award of $10 million (pretax). The company plans to submit its employee safety results and incentive award claim in May 2009 for performance in 2008.

Energy Efficiency

Energy efficiency awards are determined under an incentive mechanism established by the CPUC in September 2007, which was subsequently modified in January 2008. This incentive award mechanism applies to the utilities' performance over a three-year energy efficiency program period. In accordance with this mechanism, the company submitted its initial report on its 2006 and 2007 energy efficiency results, as compared to the company's goals, with the CPUC in the first quarter of 2008. The CPUC is currently reviewing these results with a verification report not expected to be issued until sometime in 2009.

A joint petition was filed in August 2008 by SDG&E, SoCalGas, Pacific Gas and Electric Company, and Southern California Edison seeking modification of the CPUC's energy efficiency incentive mechanism decisions due to the delay in the issuance of the verification report from its original, expected timeframe. The petition proposed certain procedures that would be triggered if the CPUC's Energy Division were unable to complete its review of the utilities' results on time. The joint petition also requested approval of each utility's awards claim for 2006 - 2007, including $20.1 million for SDG&E.

A draft ALJ decision and a draft Commissioner’s alternate decision were issued by the CPUC on November 4, 2008. The ALJ decision would deny the joint petition and retain the CPUC’s current performance review and award process. The alternate decision grants the joint petition in part but increases the interim award holdback from 35% to 80% and approves an interim award for SDG&E, net of the holdback amount, of $6.2 million. SDG&E expects that a final decision could be adopted by the CPUC in December 2008.

Natural Gas Procurement

As of April 1, 2008, the SDG&E and SoCalGas core natural gas supply portfolios were combined, and SoCalGas now procures natural gas for SDG&E's core natural gas customers' requirements. Accordingly, the company’s PBR for natural gas procurement awards or penalties ended as of the effective date of the combination of the core natural gas supply portfolios, with

SoCalGas' gas cost incentive mechanism being applied on the combined portfolio basis, as discussed in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report. In November 2008, the company received approval of a $2.2 million (pretax) PBR incentive award for the eight-month period ended March 31, 2008.

Cost of Capital

The CPUC issued a decision in May 2008 establishing a uniform, multi-year Cost of Capital Mechanism for SDG&E that will replace its existing cost of capital mechanism. The new mechanism requires a full cost of capital application every third year, with the first full application being filed in April 2010 for test-year 2011. Between test years, return on equity (ROE) would automatically be adjusted if there were significant changes in the bond market, as defined in the mechanism. In any year where the difference between the current 12-month October-September average Moody’s utility bond rates and the established benchmark (currently at 6.02%) exceeds a 100-basis point trigger, an automatic adjustment to the company's ROE would be made through an October 15 advice letter to become effective on January 1 of the following year. No change in ROE has been triggered for calendar year 2009. There is no provision for capital structure adjustment outside of the test year, but an adjustment may be permitted if credit ratings change in mid-cycle. The decision also allows an adjustment outside of the mechanism process upon the occurrence of an extraordinary or catastrophic event with material impact.

Advanced Metering Infrastructure

In April 2007, the CPUC approved SDG&E's request to install advanced meters with integrated two-way communications functionality, providing for remote disconnect and a home area network for all customers. SDG&E estimates expenditures for this project of $572 million (including approximately $500 million in capital investment), which involves the replacement of 1.4 million electric meters and 900,000 natural gas meters throughout SDG&E’s service territory. Based on the evaluation of an initial installation of 4,500 meters, SDG&E plans to begin full-scale deployment in February 2009, with completion by the end of 2011.

Natural Gas Market OIR

The CPUC considered natural gas market issues, including market design and infrastructure requirements, as part of its Natural Gas Market Order Instituting Rulemaking (OIR). A final decision in Phase II of this proceeding was issued in September 2006, reaffirming the adequacy of the capacity of the SoCalGas and SDG&E systems to meet then-current and forecasted demand. Among other things, this decision established revised natural gas quality standards that apply to all natural gas supplies entering the SoCalGas and SDG&E systems, including new supplies of regasified liquefied natural gas. The South Coast Air Quality Management District and the City of San Diego (jointly with Ratepayers for Affordable Clean Energy) filed petitions for review in the California Court of Appeal and the California Supreme Court challenging the CPUC's September 2006 decision and contending that the CPUC was required to prepare an environmental impact statement under the California Environmental Quality Act evaluating the environmental impacts that might result from the changes in natural gas quality standards approved by the CPUC. In November 2007, the Court of Appeal determined that the California Supreme Court had exclusive jurisdiction over the petitions for review. In July 2008, the California Supreme Court denied the petitions for review, thereby affirming the CPUC’s decision in all respects.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

At September 30, 2008, the company's reserves related to unresolved litigation matters were $30 million. The uncertainties that exist in complex legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving legal matters. Accordingly, actual costs incurred may differ materially from estimated costs and could materially adversely affect the company's business, cash flows, results of operations and financial condition.

Natural Gas Cases

In April 2003, Sierra Pacific Resources and its utility subsidiary Nevada Power filed a lawsuit in the U.S. District Court in Nevada against major natural gas suppliers, including Sempra Energy, the Sempra Utilities and Sempra Commodities, a business unit of Sempra Energy, seeking recovery of damages alleged to total more than $150 million (before trebling). The lawsuit claims that the defendants conspired to manipulate and inflate the prices that Nevada Power had to pay for its natural gas by preventing the construction of natural gas pipelines to serve Nevada and other Western states, and reporting artificially inflated prices to trade publications. The U.S. District Court dismissed the case in November 2004, determining that the Federal Energy Regulatory Commission (FERC) had exclusive jurisdiction to resolve the claims. In September 2007, the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit Court of Appeals) reversed the dismissal and returned the case to the District Court for further proceedings.

Five cases against Sempra Energy, Sempra Commodities, the Sempra Utilities and various other companies are pending in the U.S. District Court in Nevada. Plaintiffs claim that energy prices were unlawfully manipulated by the reporting of artificially inflated natural gas prices to trade publications and by entering into deceptive transactions such as wash trades and churning transactions. Four of the cases also include conspiracy allegations similar to those made in the Continental Forge litigation discussed below. The court dismissed four of these actions in 2005, determining that the FERC had exclusive jurisdiction to resolve the claims. The remaining case, which includes conspiracy allegations, was stayed. In September 2007, the Ninth Circuit Court of Appeals reversed the dismissal and returned the cases to the District Court for further proceedings.

October 2007 Wildfire Litigation

In October 2007, San Diego County experienced catastrophic wildfires. In July 2008, the California Department of Forestry and Fire Protection (Cal Fire) issued investigation reports stating that two fires (the Witch and Rice fires) were SDG&E "power line caused" and that a third fire (the Guejito fire) occurred when a wire securing a Cox Communications' fiber optic cable came into contact with an SDG&E power line "causing an arc and starting the fire." Cal Fire states that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties. The reports indicate that the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulted in two fatalities, injured approximately 40 firefighters and destroyed approximately 1,141 homes. Cal Fire is still investigating the perimeters of these two fires to determine the damages associated with each fire. In September 2008, the Consumer Protection and Safety Division of the CPUC issued a staff investigative report reaching substantially the same conclusions as the Cal Fire reports. However, the staff report also opines that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained as required by commission rules and recommends that the commission order an investigation to examine the extent to which SDG&E and Cox Communications violated commission rules.

Numerous lawsuits have been filed in San Diego County Superior Court against SDG&E seeking compensation in unspecified amounts for fire-related damages and, in several cases, punitive damages. A number of the lawsuits seek designation as a class action and many of them name Sempra Energy as an additional defendant. The lawsuits assert liability for inverse condemnation, negligence and other causes of action, and also allege that SDG&E improperly designed and maintained its power lines and failed to adequately clear adjacent vegetation. In asserting inverse condemnation claims, the plaintiffs seek to impose strict liability on SDG&E based on its status as a public utility having the power of eminent domain. A lawsuit filed by the City of San Diego seeks recovery for property damage, workers’ compensation benefits for its employees, and fire suppression costs. The company has approximately $1 billion of liability insurance coverage and has notified its insurers of the lawsuits.

Resolved Matters

The company has accrued liabilities for resolved matters of $32 million, including $31 million for settlements related to certain litigation arising out of the 2000 - 2001 California energy crisis.

The litigation that is the subject of these settlements and accrued liabilities is frequently referred to as the Continental Forge litigation, although the settlements also include other cases. The terms of these settlements were reported previously. In July 2008, the California Attorney General and the DWR dismissed their appeal of the final order, and the settlements became final in August 2008. The reserves recorded for the settlements by Sempra Energy, including SDG&E, in 2005 fully provide for the present value of both the cash amounts to be paid in the settlements and the price discount to be provided on electricity to be delivered under the DWR contract by Sempra Generation, a business unit of Sempra Energy.

Nuclear Insurance

SDG&E and the other owners of the San Onofre Nuclear Generating Station (SONGS) have insurance to respond to nuclear liability claims related to SONGS. The insurance provides coverage of $300 million, the maximum amount available, and includes coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $12.2 billion of secondary financial protection. Should any of the licensed/commercial reactors in the United States experience a nuclear liability loss that exceeds the $300 million insurance limit, all utilities owning nuclear reactors could be assessed to provide the secondary financial protection. SDG&E's total share would be up to $47 million, subject to an annual maximum assessment of $7 million, unless a default were to occur by any other SONGS owner. In the event the secondary financial protection limit were insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements contained in this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the company's 2007 Annual Report on Form 10-K (Annual Report), and "Risk Factors" contained in the company's 2007 Annual Report and Part II of this Form 10-Q.

RESULTS OF OPERATIONS

Revenues and Cost of Sales

Electric revenues increased for the three months and nine months ended September 30, 2008 compared to the corresponding periods in 2007 primarily due to higher cost of electric fuel and purchased power and higher volumes, authorized revenues and refundable costs. Electric revenues for the three months ended September 30, 2008 also included a favorable adjustment from the retroactive application of the 2008 General Rate Case (GRC) decision for the period of January 1 through June 30, 2008. During the three months and nine months ended September 30, 2008, natural gas revenues and the cost of natural gas increased compared to the corresponding periods in 2007, primarily as a result of higher natural gas prices and volumes.

Since the final decision in the 2008 GRC was not issued by the California Public Utilities Commission (CPUC) by June 30, 2008, revenues for the first six months of 2008 associated with CPUC-regulated operations were based on the 2007 CPUC-authorized revenue established by the 2004 Cost of Service decision. An adjustment was made in the third quarter of 2008 to reflect the authorized revenue established in the 2008 GRC for the period of January 1 through June 30, 2008. Further discussion is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

Although the current regulatory framework provides that the cost of natural gas purchased for core customers be passed through to the customers on a substantially concurrent basis, SDG&E's natural gas procurement Performance-Based Regulation (PBR) mechanism, which was in effect through March 31, 2008, allowed the company to share in the savings or costs from buying natural gas for its customers below or above market-based monthly benchmarks. The mechanism permitted full recovery of commodity procurement costs within a tolerance band around the benchmark price. The costs or savings outside the tolerance band are shared between customers and shareholders. Further discussion is provided in Note 5 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 1 and 11 of the Notes to Consolidated Financial Statements in the Annual Report.

The tables below summarize the electric and natural gas volumes and revenues by customer class for the nine-month periods ended September 30.

Electric Distribution and Transmission

(Volumes in millions of kilowatt-hours, dollars in millions)

	2008		2007
	Volumes	Revenue	Volumes	Revenue
Residential	5,782	$700	5,678	$755
Commercial	5,399	610	5,391	659
Industrial	1,760	152	1,707	176
Direct access	2,296	72	2,401	88
Street and highway lighting	79	8	79	9
	15,316	1,542	15,256	1,687
Balancing accounts and other		359		(85)
Total		$1,901		$1,602

Although commodity costs associated with long-term contracts allocated to SDG&E from the California Department of Water Resources (and the revenues to recover those costs) are not included in the Statements of Consolidated Income, the associated volumes and distribution revenues are included in the above table.

Natural Gas Sales, Transportation and Exchange

(Volumes in billion cubic feet, dollars in millions)

	Natural Gas Sales		Transportation and Exchange		Total
	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
2008:
Residential	25	$355	--	$--	25	$355
Commercial and industrial	12	142	5	7	17	149
Electric generation plants	--	--	48	19	48	19
	37	$497	53	$26	90	523
Balancing accounts and other						25
Total						$548
2007:
Residential	25	$319	--	$--	25	$319
Commercial and industrial	13	127	3	5	16	132
Electric generation plants	--	--	41	29	41	29
	38	$446	44	$34	82	480
Balancing accounts and other						2
Total						$482

Income Taxes

Income tax expense was $121 million and $101 million for the nine months ended September 30, 2008 and 2007, respectively, and the effective income tax rates were 32 percent and 30 percent, respectively. Income tax expense was $54 million and $28 million for the three months ended September 30, 2008 and 2007, respectively, and the effective income tax rates were 30 percent and 18 percent, respectively.

The increase in income tax expense for the nine months ended September 30, 2008 was due primarily to higher pretax book income and an increase in the effective income tax rate due primarily to lower favorable resolution of prior years' income tax issues.

Net Income

Net income for SDG&E increased by $22 million (9%) in the nine months ended September 30, 2008 to $262 million, but remained consistent for the quarter-to-quarter periods at $125 million. The increase in the nine months ended September 30, 2008 was primarily attributable to $46 million due to higher authorized margin in 2008, net of higher operating costs, associated with CPUC-regulated operations and $4 million from higher electric transmission margin. In addition to these positive factors, the comparative nine-month results were adversely impacted by $19 million of lower favorable resolution of regulatory matters ($7 million in 2008 compared to $26 million in 2007) and a $16 million higher increase in litigation reserves ($22 million in 2008 compared to $6 million in 2007). Net income also included $19 million and $17 million for the nine-month periods ended September 30, 2008 and 2007, respectively, from the favorable resolution of prior year's income tax issues.

Although net income for the three-month period in 2008 was comparable to the 2007 period, it included $17 million higher CPUC-authorized margin, net of higher operating costs, and $2 million from higher electric transmission margin. Offsetting these positive items for the comparative three-month results were $26 million from the favorable resolution of a regulatory matter in 2007, $16 million due to a higher increase in litigation reserves ($17 million in 2008 compared to $1 million in 2007) and $8 million lower favorable resolution of prior years' income tax issues ($12 million in 2008 compared to $20 million in 2007). The three-month 2008 results also included $33 million for the retroactive impact of the 2008 GRC decision for January 1 through June 30, 2008.

CAPITAL RESOURCES AND LIQUIDITY

The company’s utility operations generally are the major source of liquidity. In addition, cash requirements may be met through the issuance of short-term and long-term debt. Cash requirements primarily consist of capital expenditures for utility plant.

At September 30, 2008, the company had $90 million in unrestricted cash and cash equivalents, and $600 million in available unused credit on its committed line, which is shared with SoCalGas and is discussed more fully in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. The line expires in August 2011 and is syndicated with 17 different banks.

The recent global credit crisis has severely affected the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or the company were to be unable to borrow under acceptable terms, the company would reduce or postpone discretionary capital expenditures. Management continues to regularly monitor the company’s ability to finance the needs of its operating, investing and financing activities in a manner consistent with its intention to maintain strong, investment-quality credit ratings.

As a result of the company's projected capital expenditure program, SDG&E has elected to suspend the payment of dividends on its common stock to Sempra Energy, and the level of future common dividends may be affected in order to maintain SDG&E's authorized capital structure during periods of increased capital expenditures.

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities decreased by $79 million (13%) to $514 million for 2008. The change was primarily due to a $155 million decrease in overcollected regulatory balancing accounts in 2008 compared to a $242 million increase in 2007, offset by a $54 million net tax refund in 2008 compared to a net tax payment of $112 million in 2007, an $86 million increase to net income (adjusted for noncash items) and a lower decrease in accounts payable by $61 million.

For the nine months ended September 30, 2008, the company made contributions of $37 million and $6 million to the pension plan and other postretirement benefit plans, respectively. If equity and bond markets remain at approximately the same levels as the end of October, the company expects qualified pension contributions to be approximately $150 million in 2009. The additional contributions will be fully recovered in future rates, and there is no earnings impact.

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used in investing activities increased by $235 million (49%) to $710 million for 2008. The increase was primarily due to the net purchase of $68 million of industrial development bonds and a $159 million increase in capital expenditures.

Significant capital expenditures in 2008 are expected to include $700 million for additions to the company's natural gas and electric distribution and electric transmission and generation systems, and advanced metering infrastructure. These expenditures are expected to be financed by cash flows from operations and security issuances. These amounts exclude capital expenditures of Otay Mesa VIE, which is discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities increased by $2 million (2%) to $128 million for 2008. The change was primarily due to a $133 million decrease in issuances of long-term debt, offset by payments on long-term debt of $66 million and a $72 million decrease in short-term debt, both in 2007.

COMMITMENTS

At September 30, 2008, there were no significant changes to the commitments that were disclosed in the Annual Report, except for a decrease of $190 million related to the transfer of SDG&E’s natural gas supply portfolio to SoCalGas as part of the Omnibus Gas Settlements discussed in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Factors regarding the impact of the global credit market crisis are discussed in "Capital Resources and Liquidity" herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2008, the total Value at Risk (VaR) of SDG&E's commodity positions was not material.

The company’s one-year VaR for long-term debt has increased as a result of considerable interest-rate volatility during 2008. The following table shows the nominal amount and the one-year VaR for long-term debt at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
(Dollars in millions)	Nominal Debt	One-Year VaR	Nominal Debt	One-Year VaR
Utility fixed-rate*	$1,930	$495	$1,792	$320
Utility variable-rate*	$161	$48	$168	$17
*	After the effects of interest-rate swaps.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the company evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report. Based on that evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have been no material changes in risk factors as previously disclosed in the company's 2007 Annual Report on Form 10-K except as follows. The recent global credit crisis has severely affected the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or the company were to be unable to borrow under acceptable terms, the company would reduce or postpone discretionary capital expenditures.

ITEM 6. EXHIBITS

Exhibit 10 -- Material Contracts

10.1	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective 1/1/2001 (September 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.1).

Exhibit 12 -- Computation of ratios

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 31 -- Section 302 Certifications

31.1	Statement of Registrant's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Registrant's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Exhibit 32 -- Section 906 Certifications

32.1	Statement of Registrant's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Registrant's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 10, 2008	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer