Form 10-Q
period 2011-06-30
SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2011-08-09
CIK 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		June 30, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2000

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
555 West Fifth Street
Los Angeles, California 90013
(213)244-1200

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

		Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).

Sempra Energy		Yes	X	No
San Diego Gas & Electric Company		Yes	X	No
Southern California Gas Company		Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

Common stock outstanding on August 5, 2011:

Sempra Energy	239,552,287 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	64
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	93
Item 4.	Controls and Procedures	94

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	95
Item 1A.	Risk Factors	95
Item 6.	Exhibits	95

Signatures		98

This combined Form 10-Q is separately filed by Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

You should read this report in its entirety as it pertains to each respective reporting company. No one section of the report deals with all aspects of the subject matter. Separate Part I - Item 1 sections are provided for each reporting company, except for the Notes to Condensed Consolidated Financial Statements. The Notes to Condensed Consolidated Financial Statements for all of the reporting companies are combined. All Items other than Part I – Item 1 are combined for the reporting companies.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties, and are not guarantees of performance. These forward-looking statements represent our estimates and assumptions only as of the date of this report.

In this report, when we use words such as "believes," "expects," "anticipates," "plans," "estimates," "projects," "contemplates," "intends," "depends," "should," "could," "would," "will," "may," "potential," "target," "goals," or similar expressions, or when we discuss our strategy, plans or intentions, we are making forward-looking statements.

Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include

▪	local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments;

▪
actions by the California Public Utilities Commission, California State Legislature, Federal Energy Regulatory Commission, Nuclear Regulatory Commission, California Energy Commission, California Air Resources Board, and other regulatory, governmental and environmental bodies in the United States and other countries in which we operate;

▪	capital markets conditions and inflation, interest and exchange rates;

▪	energy markets, including the timing and extent of changes and volatility in commodity prices;

▪	the availability of electric power, natural gas and liquefied natural gas;

▪	weather conditions and conservation efforts;

▪	war and terrorist attacks;

▪	business, regulatory, environmental and legal decisions and requirements;

▪	the status of deregulation of retail natural gas and electricity delivery;

▪	the timing and success of business development efforts;

▪	the resolution of litigation; and

▪	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and in our Annual Report on Form 10-K and other reports that we file with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)
REVENUES
Utilities	$1,922	$1,550	$3,868	$3,541
Energy-related businesses	500	458	988	1,001
Total revenues	2,422	2,008	4,856	4,542
EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(403)	(381)	(1,045)	(1,184)
Cost of electric fuel and purchased power	(397)	(129)	(568)	(277)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(212)	(235)	(442)	(528)
Other cost of sales	(32)	(20)	(55)	(45)
Litigation expense	(6)	1	(13)	(167)
Other operation and maintenance	(667)	(616)	(1,299)	(1,192)
Depreciation and amortization	(248)	(215)	(479)	(425)
Franchise fees and other taxes	(80)	(77)	(175)	(167)
Equity earnings (losses), before income tax	7	(8)	8	7
Remeasurement of equity method investments	277	―	277	―
Other income, net	31	8	74	16
Interest income	12	4	15	8
Interest expense	(118)	(103)	(226)	(212)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	586	237	928	376
Income tax expense	(92)	(59)	(201)	(117)
Equity earnings, net of income tax	8	27	39	46
Net income	502	205	766	305
Losses attributable to noncontrolling interests	12	20	8	28
Preferred dividends of subsidiaries	(3)	(3)	(5)	(5)
Earnings	$511	$222	$769	$328

Basic earnings per common share	$2.14	$0.90	$3.21	$1.33
Weighted-average number of shares outstanding, basic (thousands)	239,415	246,784	239,769	246,435

Diluted earnings per common share	$2.12	$0.89	$3.19	$1.31
Weighted-average number of shares outstanding, diluted (thousands)	240,761	249,727	241,154	249,835
Dividends declared per share of common stock	$0.48	$0.39	$0.96	$0.78
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2011	2010(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$392	$912
Restricted cash	188	131
Trade accounts receivable	1,014	891
Other accounts and notes receivable	162	141
Due from unconsolidated affiliates	―	34
Income taxes receivable	243	248
Deferred income taxes	―	75
Inventories	211	258
Regulatory assets	69	90
Fixed-price contracts and other derivatives	87	81
Settlement receivable related to wildfire litigation	―	300
Other	185	192
Total current assets	2,551	3,353

Investments and other assets:
Restricted cash	2	27
Regulatory assets arising from pension and other postretirement
benefit obligations	868	869
Regulatory assets arising from wildfire litigation costs	397	364
Other regulatory assets	948	934
Nuclear decommissioning trusts	808	769
Investment in RBS Sempra Commodities LLP	439	787
Other investments	1,513	2,164
Goodwill	1,059	87
Other intangible assets	450	453
Sundry	645	600
Total investments and other assets	7,129	7,054

Property, plant and equipment:
Property, plant and equipment	29,400	27,087
Less accumulated depreciation and amortization	(7,244)	(7,211)
Property, plant and equipment, net ($503 and $516 at June 30, 2011 and December 31, 2010, respectively, related to VIE)	22,156	19,876
Total assets	$31,836	$30,283
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2011	2010(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$453	$158
Accounts payable - trade	783	755
Accounts payable - other	132	109
Due to unconsolidated affiliates	―	36
Deferred income taxes	31	―
Dividends and interest payable	217	188
Accrued compensation and benefits	269	311
Regulatory balancing accounts, net	277	241
Current portion of long-term debt	144	349
Fixed-price contracts and other derivatives	85	106
Customer deposits	135	129
Reserve for wildfire litigation	422	639
Other	627	765
Total current liabilities	3,575	3,786
Long-term debt ($350 and $355 at June 30, 2011 and December 31, 2010, respectively, related to VIE)	9,648	8,980

Deferred credits and other liabilities:
Customer advances for construction	139	154
Pension and other postretirement benefit obligations, net of plan assets	1,106	1,105
Deferred income taxes	1,826	1,561
Deferred investment tax credits	48	50
Regulatory liabilities arising from removal obligations	2,692	2,630
Asset retirement obligations	1,490	1,449
Other regulatory liabilities	115	138
Fixed-price contracts and other derivatives	279	290
Deferred credits and other	867	823
Total deferred credits and other liabilities	8,562	8,200
Contingently redeemable preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 240 million shares
outstanding at June 30, 2011 and December 31, 2010, no par value)	2,074	2,036
Retained earnings	7,868	7,329
Deferred compensation	(5)	(8)
Accumulated other comprehensive income (loss)	(358)	(330)
Total Sempra Energy shareholders' equity	9,579	9,027
Preferred stock of subsidiaries	20	100
Other noncontrolling interests	373	111
Total equity	9,972	9,238
Total liabilities and equity	$31,836	$30,283
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$766	$305
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	479	425
Deferred income taxes and investment tax credits	147	96
Equity earnings	(47)	(53)
Remeasurement of equity method investments	(277)	―
Fixed-price contracts and other derivatives	(2)	14
Other	(23)	(6)
Net change in other working capital components	53	294
Distributions from RBS Sempra Commodities LLP	53	198
Changes in other assets	2	53
Changes in other liabilities	(12)	(19)
Net cash provided by operating activities	1,139	1,307

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,225)	(839)
Expenditures for investments and acquisition of businesses, net of cash acquired	(682)	(370)
Distributions from RBS Sempra Commodities LLP	276	―
Distributions from other investments	29	36
Purchases of nuclear decommissioning and other trust assets	(97)	(159)
Proceeds from sales by nuclear decommissioning and other trusts	94	159
Decrease in restricted cash	388	45
Increase in restricted cash	(420)	(40)
Other	(16)	1
Net cash used in investing activities	(1,653)	(1,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(210)	(172)
Redemption of subsidiary preferred stock	(80)	―
Preferred dividends paid by subsidiaries	(5)	(5)
Issuances of common stock	20	22
Repurchases of common stock	(18)	(2)
Issuances of debt (maturities greater than 90 days)	870	270
Payments on debt (maturities greater than 90 days)	(270)	(710)
(Decrease) increase in short-term debt, net	(319)	534
Other	10	1
Net cash used in financing activities	(2)	(62)

Effect of exchange rate changes on cash and cash equivalents	(4)	―

(Decrease) increase in cash and cash equivalents	(520)	78
Cash and cash equivalents, January 1	912	110
Cash and cash equivalents, June 30	$392	$188
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2011		2010
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized		$211	$212
Income tax payments, net		75	5

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Acquisition of businesses:
Assets acquired		$2,815	$303
Cash paid, net of cash acquired		(611)	(285)
Fair value of equity method investments immediately prior to the acquisition		(882)	―
Fair value of noncontrolling interests		(279)	―
Additional consideration accrued		(32)	(7)
Liabilities assumed		$1,011	$11

Increase in capital lease obligations for investments in property, plant and equipment	$	―	$183
Accrued capital expenditures		273	290
Dividends declared but not paid		119	99
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)
Operating revenues
Electric	$583	$589	$1,248	$1,152
Natural gas	114	103	289	282
Total operating revenues	697	692	1,537	1,434
Operating expenses
Cost of electric fuel and purchased power	156	129	327	277
Cost of natural gas	52	44	135	133
Operation and maintenance	228	237	501	469
Depreciation and amortization	105	95	208	187
Franchise fees and other taxes	43	41	90	84
Total operating expenses	584	546	1,261	1,150
Operating income	113	146	276	284
Other income (expense), net	13	(16)	29	(16)
Interest expense	(31)	(31)	(67)	(62)
Income before income taxes	95	99	238	206
Income tax expense	(42)	(44)	(91)	(75)
Net income	53	55	147	131
Losses attributable to noncontrolling interests	19	21	15	29
Earnings	72	76	162	160
Preferred dividend requirements	(1)	(1)	(2)	(2)
Earnings attributable to common shares	$71	$75	$160	$158
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2011	2010(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85	$127
Restricted cash	186	116
Accounts receivable - trade	254	248
Accounts receivable - other	38	59
Due from unconsolidated affiliates	1	12
Income taxes receivable	72	37
Deferred income taxes	40	129
Inventories	67	71
Regulatory assets arising from fixed-price contracts and other derivatives	52	66
Other regulatory assets	6	5
Fixed-price contracts and other derivatives	22	28
Settlement receivable related to wildfire litigation	―	300
Other	32	50
Total current assets	855	1,248

Other assets:
Restricted cash	2	―
Deferred taxes recoverable in rates	536	502
Regulatory assets arising from fixed-price contracts and other derivatives	212	233
Regulatory assets arising from pension and other postretirement
benefit obligations	274	279
Regulatory assets arising from wildfire litigation costs	397	364
Other regulatory assets	73	73
Nuclear decommissioning trusts	808	769
Sundry	127	56
Total other assets	2,429	2,276

Property, plant and equipment:
Property, plant and equipment	11,723	11,247
Less accumulated depreciation and amortization	(2,641)	(2,694)
Property, plant and equipment, net ($503 and $516 at June 30, 2011 and December 31, 2010, respectively, related to VIE)	9,082	8,553
Total assets	$12,366	$12,077
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2011	2010(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$269	$292
Due to unconsolidated affiliates	33	16
Accrued compensation and benefits	79	115
Regulatory balancing accounts, net	122	61
Current portion of long-term debt	19	19
Fixed-price contracts and other derivatives	50	51
Customer deposits	59	54
Reserve for wildfire litigation	422	639
Other	120	136
Total current liabilities	1,173	1,383
Long-term debt ($350 and $355 at June 30, 2011 and December 31, 2010, respectively, related to VIE)	3,470	3,479

Deferred credits and other liabilities:
Customer advances for construction	21	21
Pension and other postretirement benefit obligations, net of plan assets	305	309
Deferred income taxes	1,115	1,001
Deferred investment tax credits	24	25
Regulatory liabilities arising from removal obligations	1,460	1,409
Asset retirement obligations	638	619
Fixed-price contracts and other derivatives	236	248
Deferred credits and other	288	283
Total deferred credits and other liabilities	4,087	3,915
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,138
Retained earnings	2,140	1,980
Accumulated other comprehensive income (loss)	(10)	(10)
Total SDG&E shareholder's equity	3,468	3,108
Noncontrolling interest	89	113
Total equity	3,557	3,221
Total liabilities and equity	$12,366	$12,077
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Six months ended June 30,
	2011		2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$147	$131
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization		208	187
Deferred income taxes and investment tax credits		167	23
Fixed price contracts and other derivatives		(6)	28
Other		(20)	(14)
Net change in other working capital components		52	(133)
Changes in other assets		15	9
Changes in other liabilities		(7)	(10)
Net cash provided by operating activities		556	221

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment		(714)	(522)
Purchases of nuclear decommissioning trust assets		(95)	(155)
Proceeds from sales by nuclear decommissioning trusts		90	150
Decrease in loans to affiliates, net		―	14
Decrease in restricted cash		257	45
Increase in restricted cash		(329)	(40)
Other		―	(1)
Net cash used in investing activities		(791)	(509)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution		200	―
Preferred dividends paid		(2)	(2)
Issuances of long-term debt		―	250
Payments on long-term debt		(5)	(5)
Increase in short-term debt, net		―	63
Other		―	(3)
Net cash provided by financing activities		193	303

(Decrease) increase in cash and cash equivalents		(42)	15
Cash and cash equivalents, January 1		127	13
Cash and cash equivalents, June 30		$85	$28

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized		$64	$58
Income tax payments, net		29	49

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Increase in capital lease obligations for investments in property, plant, and equipment	$	―	$183
Accrued capital expenditures		131	109
Dividends declared but not paid		1	1
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(unaudited)

Operating revenues	$876	$834	$1,932	$2,016
Operating expenses
Cost of natural gas	335	318	866	992
Operation and maintenance	327	293	615	555
Depreciation	82	77	163	152
Franchise fees and other taxes	29	28	66	65
Total operating expenses	773	716	1,710	1,764
Operating income	103	118	222	252
Other income, net	3	2	6	6
Interest expense	(18)	(16)	(35)	(33)
Income before income taxes	88	104	193	225
Income tax expense	(28)	(34)	(65)	(90)
Net income	60	70	128	135
Preferred dividend requirements	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$59	$69	$127	$134
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2011	2010(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16	$417
Accounts receivable - trade	363	534
Accounts receivable - other	54	49
Due from unconsolidated affiliates	287	63
Income taxes receivable	20	28
Inventories	35	105
Regulatory assets	7	12
Other	48	39
Total current assets	830	1,247

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	590	586
Other regulatory assets	126	123
Sundry	16	8
Total other assets	732	717

Property, plant and equipment:
Property, plant and equipment	9,974	9,824
Less accumulated depreciation and amortization	(3,796)	(3,802)
Property, plant and equipment, net	6,178	6,022
Total assets	$7,740	$7,986
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2011	2010(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$223	$327
Accounts payable - other	58	79
Due to unconsolidated affiliate	―	11
Deferred income taxes	17	17
Accrued compensation and benefits	97	98
Regulatory balancing accounts, net	154	180
Current portion of long-term debt	8	262
Customer deposits	69	73
Other	165	163
Total current liabilities	791	1,210
Long-term debt	1,317	1,320
Deferred credits and other liabilities:
Customer advances for construction	112	133
Pension and other postretirement benefit obligations, net of plan assets	620	613
Deferred income taxes	506	418
Deferred investment tax credits	24	25
Regulatory liabilities arising from removal obligations	1,219	1,208
Asset retirement obligations	808	788
Deferred taxes refundable in rates	115	138
Deferred credits and other	195	178
Total deferred credits and other liabilities	3,599	3,501

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	1,166	1,089
Accumulated other comprehensive income (loss)	(21)	(22)
Total shareholders' equity	2,033	1,955
Total liabilities and shareholders' equity	$7,740	$7,986
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128	$135
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	163	152
Deferred income taxes and investment tax credits	62	13
Other	(3)	(2)
Net change in other working capital components	74	325
Changes in other assets	16	4
Changes in other liabilities	(4)	(6)
Net cash provided by operating activities	436	621

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(325)	(216)
Increase in loans to affiliates, net	(211)	(252)
Net cash used in investing activities	(536)	(468)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(50)	(100)
Payment of long-term debt	(250)	―
Preferred dividends paid	(1)	(1)
Net cash used in financing activities	(301)	(101)

(Decrease) increase in cash and cash equivalents	(401)	52
Cash and cash equivalents, January 1	417	49
Cash and cash equivalents, June 30	$16	$101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$34	$29
Income tax payments, net	6	44

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued capital expenditures	$78	$61
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

PRINCIPLES OF CONSOLIDATION

Sempra Energy

Sempra Energy's Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 holding company, and its consolidated subsidiaries and variable interest entities (VIEs). Sempra Energy’s principal subsidiaries are

▪	San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), which we collectively refer to as the Sempra Utilities; and

▪
Sempra Global is the holding company for our energy-related businesses, which are Sempra Generation, Sempra Pipelines & Storage and Sempra LNG. Sempra Pipelines & Storage also owns utilities in the U.S., Mexico, and South America.

Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control. We discuss our investments in unconsolidated subsidiaries in Note 4 below and Note 4 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

SDG&E

SDG&E's Condensed Consolidated Financial Statements include its accounts and the accounts of a VIE of which SDG&E is the primary beneficiary, as we discuss in Note 5 under "Variable Interest Entities." SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy.

SoCalGas

SoCalGas’ Condensed Consolidated Financial Statements include its subsidiaries, which comprise less than one percent of its consolidated financial position and results of operations. SoCalGas’ common stock is wholly owned by Pacific Enterprises (PE), which is a wholly owned subsidiary of Sempra Energy.

BASIS OF PRESENTATION

This is a combined report of Sempra Energy, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. References in this report to "we," "our" and "Sempra Energy Consolidated" are to Sempra Energy and its consolidated entities, unless otherwise indicated by the context. We have eliminated intercompany accounts and transactions within the consolidated financial statements of each reporting entity.

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after June 30, 2011 through the date the financial statements were issued, and in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.  These adjustments are only of a normal, recurring nature.

As we discuss in Note 3, in April 2011, Sempra Pipelines & Storage acquired two electric distribution utilities in South America. Sempra Pipelines & Storage also owns Mobile Gas Service Corporation (Mobile Gas) in southwest Alabama and Ecogas Mexico, S de RL de CV (Ecogas) in Northern Mexico, both natural gas distribution utilities. Previous to this quarterly report, we provided separate revenue and cost of revenue information on our consolidated statements of operations for the Sempra Utilities only, as the amounts for Mobile Gas and Ecogas were immaterial. Due to the addition of the South American utilities, beginning with this quarterly report, we are providing separate revenue and cost of revenue information on the Condensed Consolidated Statements of Operations on a combined basis for all of our utilities. Accordingly, amounts in the prior periods have been reclassified to conform with the current year presentation.

All December 31, 2010 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2010 consolidated financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the interim-period-reporting provisions of GAAP and the Securities and Exchange Commission.

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the Annual Report) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, which are combined reports for Sempra Energy, SDG&E, PE and SoCalGas. PE is no longer obligated to file such annual or quarterly reports due to the redemption of its preferred stock as we discuss in Note 5.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes, except for the adoption of new accounting standards as we discuss in Note 2.

The Sempra Utilities and Sempra Pipelines & Storage's Mobile Gas and Ecogas prepare their financial statements in accordance with GAAP provisions governing regulated operations, as we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 2. NEW ACCOUNTING STANDARDS

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

SEMPRA ENERGY, SDG&E AND SOCALGAS

Accounting Standards Update (ASU) 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs)" (ASU 2011-04): ASU 2011-04 amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, and provides changes in the wording used to describe the requirements for measuring fair value and disclosing information about fair value measurement.  ASU 2011-04 results in common fair value measurement and disclosure requirements under both GAAP and IFRSs.

ASU 2011-04 expands fair value measurement disclosures for Level 3 instruments to require

▪	quantitative information about the unobservable inputs

▪	a description of the valuation process

▪	a qualitative discussion about the sensitivity of the measurements

We will adopt ASU 2011-04 on January 1, 2012 as required and do not expect it to affect our financial position or results of operations.  We will provide the additional disclosure in our 2012 interim financial statements.

ASU 2011-05, "Presentation of Comprehensive Income" (ASU 2011-05): ASU 2011-05 amends ASC Topic 220, Comprehensive Income, and eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  The ASU allows an entity an option to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.

ASU 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or the earnings per share computation.

We will adopt ASU 2011-05 on January 1, 2012 and present our 2012 interim financial statements as required by the ASU.

NOTE 3. ACQUISITION AND INVESTMENT ACTIVITY

SEMPRA PIPELINES & STORAGE

Chilquinta Energía S.A. (Chilquinta Energía) and Luz del Sur S.A.A. (Luz del Sur)

On April 6, 2011, Sempra Pipelines & Storage acquired from AEI its interests in Chilquinta Energía in Chile and Luz del Sur in Peru, and their subsidiaries. Prior to the acquisition, Sempra Pipelines & Storage and AEI each owned 50 percent of Chilquinta Energía and approximately 38 percent of Luz del Sur. Sempra Pipelines & Storage now owns 100 percent of Chilquinta Energía and approximately 76 percent of Luz del Sur, with the remaining shares of Luz del Sur held by institutional investors and the general public. As part of the transaction, Sempra Pipelines & Storage also acquired AEI’s interests in two energy-services companies, Tecnored S.A. and Tecsur S.A. The adjusted purchase price of $888 million resulted from valuing the net assets in Chile, Peru and other holding companies at $495 million, $385 million and $8 million, respectively. We paid $611 million in cash ($888 million less $245 million of cash acquired and $32 million of consideration withheld for a liability related to the purchase).

As part of our acquisition of AEI’s interest in Luz del Sur, we are required to launch a tender offer to the minority shareholders of Luz del Sur to purchase their shares (up to a maximum 14.73 percent interest in the company). On August 8, 2011, we initiated a public tender offer for up to 14.73 percent of Luz del Sur’s stock to begin on August 9, 2011 and conclude on September 6, 2011 at a price of $2.29 per share. If the maximum shares were to be tendered, this would require a cash expenditure of up to $164 million. The per share value, computed according to procedures established by the local securities regulatory agency, was based on an independent appraiser’s valuation of $2.22 per share as of April 6, 2011, the date of acquisition, adjusted by an interest rate factor to the value as of August 1, 2011. The interest rate factor is published daily by the Central Bank of Peru.

We expect the acquisition to be accretive to our earnings per share in 2011 and beyond, based on historically strong operating performance of the companies within sound regulatory environments and stable, growing countries. We provide additional information about Sempra Pipelines & Storage’s investments in Chilquinta Energía and Luz Del Sur in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

The allocation of the purchase price is preliminary and will be completed during the measurement period. Our analysis of acquired assets and liabilities is ongoing to ensure that all identifiable assets are properly valued. Accordingly, the amounts shown below, which include goodwill, deferred taxes and related amounts, could change upon completion of our analysis. The following table summarizes the preliminary consideration paid in the acquisition and the recognized amounts of the assets acquired and liabilities assumed, as well as the fair value at the acquisition date of the noncontrolling interests:

	At April 6, 2011
	Chilean	Peruvian		Other holding
(Dollars in millions)	entities	entities		companies	Total
Fair value of businesses acquired:
Cash consideration (fair value of total consideration)	$495	$385		$8	$888
Fair value of equity method investments
immediately prior to the acquisition	495	385		2	882
Fair value of noncontrolling interests	37	242		―	279
Total fair value of businesses acquired	1,027	1,012		10	2,049

Recognized amounts of identifiable assets
acquired and liabilities assumed:
Cash	219	22		4	245
Accounts receivable(1)	159	101		6	266
Other current assets	20	19		―	39
Property, plant and equipment	554	931		―	1,485
Other noncurrent assets	66	―		―	66
Accounts payable	(79)	(59)		―	(138)
Short-term debt and current portion of long-term debt	―	(47)		―	(47)
Other current liabilities	(29)	(56)		―	(85)
Long-term debt	(294)	(179)		―	(473)
Other noncurrent liabilities	(90)	(178)		―	(268)
Total identifiable net assets	526	554		10	1,090
Goodwill	$501	$458	$	―	$959

Acquisition-related costs (included in Other Operation
and Maintenance expense on the Condensed
Consolidated Statements of Operations for the
three months and six months ended June 30, 2011)	$1	$1	$	―	$2
(1)	We expect acquired accounts receivable to be substantially realizable in cash. Accounts receivable are net of collection allowances of $6 million for Chile and $1 million for Peru.

Our results for the three months and six months ended June 30, 2011 include a $277 million gain (both pretax and after-tax) related to the remeasurement of equity method investments, included as Remeasurement of Equity Method Investments on the Condensed Consolidated Statements of Operations. We calculated the gain as the difference between the acquisition-date fair value ($882 million) and the book value ($605 million) of our equity interests in Chilquinta Energía and Luz del Sur immediately prior to the acquisition date. This book value of our equity interests included currency translation adjustment balances in Accumulated Other Comprehensive Income (Loss). The valuation techniques we used to measure the acquisition-date fair value of the businesses included discounted cash flow analysis and the market multiple approach (enterprise value to earnings before interest, taxes, depreciation and amortization (EBITDA)). Our assumptions for these measures included estimated future cash flows, use of appropriate discount rates, market trading multiples and market transaction multiples. Discount rates used reflect consideration of risk free rates, as well as country and company risk. Methodologies used to determine fair values of material assets as of the date of the acquisition included

▪	the replacement cost approach for property, plant and equipment; and

▪
goodwill associated primarily with the value of residual future cash flows that we believe these businesses will generate, to be tested for impairment annually. For income tax purposes, none of the goodwill recorded is deductible in Chile, Peru or the United States.

For substantially all other assets and liabilities, our analysis of fair value factors indicated that book value approximates fair value. We valued noncontrolling interests based on the fair value of tangible assets, and in the case of Luz del Sur, an allocation of goodwill based on relative enterprise value.

Our Condensed Consolidated Statements of Operations include 100 percent of the acquired companies' revenues, net income and earnings from the date of acquisition of $361 million, $48 million and $40 million, respectively, for the three months and six months ended June 30, 2011. These amounts do not include the remeasurement gain.

Following are pro forma revenues and earnings for Sempra Energy had the acquisition occurred on January 1, 2010, which primarily reflect the incremental increase to revenues and earnings from our increased ownership and consolidation of the entities acquired. Although some short-term debt borrowings may have resulted from the actual acquisition in 2011, we have not assumed any additional interest expense in the pro forma impact on earnings below, as the amounts would be immaterial due to the low interest rates available to us on commercial paper.

	Three months ended June 30,		Six months ended June 30,
(Dollars in millions)	2011	2010	2011	2010

Revenues	$2,422	$2,353	$5,199	$5,163

Earnings(1)	234	245	517	647
(1)	Pro forma earnings in the six months ended June 30, 2010 include a $277 million gain on this transaction related to the remeasurement of equity method investments.

Chilquinta Energía is an electric distribution utility serving customers in the cities of Valparaiso and Viña del Mar in central Chile. Luz del Sur is an electric distribution utility in the southern zone of metropolitan Lima, Peru. The companies serve primarily regulated customers, and their revenues are based on tariffs that are set by the National Energy Commission (Comisión Nacional de Energía, or CNE) in Chile and the Energy and Mining Investment Supervisory Body (OSINERGMIN) of the National Electricity Office under the Ministry of Energy and Mines in Peru.

The tariffs charged are based on an efficient model distribution company defined by Chilean law in the case of Chilquinta Energía, and OSINERGMIN in the case of Luz del Sur. The tariffs include operation and maintenance costs, an internal rate of return on the new replacement value (VNR) of depreciable assets, charges for the use of transmission systems, and a component for the value added by the distributor. Tariffs are designed to provide for a pass-through to customers of the main noncontrollable cost items (mainly power purchases and transmission charges), recovery of reasonable operating and administrative costs, incentives to reduce costs and make needed capital investments and a regulated rate of return on the distributor’s regulated asset base. Because the tariffs are based on a model and are intended to cover the costs of the model company, but are not based on the costs of the specific utility and may not result in full cost recovery, they do not meet the requirement necessary for treatment under applicable GAAP for regulatory accounting.

The components of the tariffs discussed above are reviewed and adjusted every four years. The next reviews for Chilquinta Energía and Luz del Sur are scheduled to be completed, with tariff adjustments also going into effect, in November 2012 and 2013, respectively.

The companies use their local currency, the Chilean Peso or the Peruvian Nuevo Sol, as their functional currency. We discuss the conversion of financial statements using a foreign currency as the functional currency in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Mexican Pipeline and Natural Gas Infrastructure Assets

On April 30, 2010, Sempra Pipelines & Storage completed the acquisition of the Mexican pipeline and natural gas infrastructure assets of El Paso Corporation for $307 million ($292 million, net of cash acquired), as we discuss in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Pro forma impacts on revenues and earnings for Sempra Energy had the acquisition occurred on January 1, 2010 were immaterial.

Rockies Express

In the six months ended June 30, 2010, Sempra Pipelines & Storage contributed $65 million to Rockies Express, a joint venture to own and operate the Rockies Express Pipeline. The contribution was the last required for the construction phase of the project.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

As we discuss in Note 3, Sempra Pipelines & Storage’s interests in Chile and Peru are no longer recorded as equity method investments, but are consolidated effective April 6, 2011. We provide additional information concerning all of our equity method investments in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

RBS SEMPRA COMMODITIES

RBS Sempra Commodities LLP (RBS Sempra Commodities) is a United Kingdom limited liability partnership that owned and operated commodities-marketing businesses. We account for our investment in RBS Sempra Commodities under the equity method, and report our share of partnership earnings in Parent and Other.

We and our partner in the joint venture, The Royal Bank of Scotland (RBS), sold substantially all of the partnership’s businesses and assets in four separate transactions completed in July, November and December of 2010 and February of 2011. We expect our share of remaining proceeds to approximate $439 million, the amount of our investment in RBS Sempra Commodities as of June 30, 2011.

On April 15, 2011, we and RBS entered into a letter agreement (Letter Agreement) which amended certain provisions of the agreements that formed RBS Sempra Commodities.  The Letter Agreement addresses the wind-down of the partnership and the distribution of the partnership’s remaining assets.  In accordance with the Letter Agreement, we received a $329 million distribution on April 15, 2011.  This distribution included sales proceeds and our portion of 2010 distributable income totaling $357 million, less amounts to settle certain liabilities that we owed to RBS of $28 million.  The Letter Agreement affirms that RBS Sempra Commodities will consider additional distributions of capital after taking into account various factors including available cash, the need for prudent reserves, potential payouts to the purchasers of the partnership’s businesses, and any accrued or projected future operating losses or other wind-down expenses of the partnership.  The availability of cash is also impacted by the transfer of trading accounts to JP Morgan, one of the buyers in the sales transactions.  These transfers and the related collection of accounts receivable and net margin continue as planned, and will be done as promptly as practicable during 2011.  Future distributions will generally be made 51 percent to RBS, and 49 percent to us. The Letter Agreement also allows RBS Sempra Commodities to make capital calls to us, subject to certain limits, if necessary to support the remaining operations, for other liabilities or for other payments owed in connection with the sales transactions (subject to additional limitations). We do not anticipate any such capital calls.

In connection with the Letter Agreement described above, we also released RBS from its indemnification obligations with respect to the items for which JP Morgan has agreed to indemnify us.

For the six months ended June 30, 2011, we recorded a pretax equity loss from RBS Sempra Commodities of $8 million, all of which was recorded in the first quarter of 2011. Pretax equity losses from RBS Sempra Commodities were $16 million and $9 million for the three months and six months ended June 30, 2010, respectively.

We discuss the RBS Sempra Commodities sales transactions and other matters concerning the partnership in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 5. OTHER FINANCIAL DATA

VARIABLE INTEREST ENTITIES (VIE)

We consolidate a VIE if we are the primary beneficiary of the VIE. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess

▪	the purpose and design of the VIE;

▪	the nature of the VIE's risks and the risks we absorb;

▪	the power to direct activities that most significantly impact the economic performance of the VIE; and

▪	the obligation to absorb losses or right to receive benefits that could be significant to the VIE.

SDG&E has agreements under which it purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant (i.e., tolling agreements).  SDG&E’s obligation to absorb natural gas costs may be a significant variable interest.  In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based upon our analysis, the ability to direct the dispatch of electricity may have the most significant impacts on the economic performance of the entity owning the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E (1) is obligated to purchase and provide fuel to operate the facility, (2) has the power to direct the dispatch, and (3) purchases all of the output from the facility for a substantial portion of the facility’s useful life, SDG&E may be the primary beneficiary of the entity owning the generating facility. SDG&E determines if it is the primary beneficiary in these cases based on the operational characteristics of the facility, including its expected power generation output relative to its capacity to generate and the financial structure of the entity, among other factors. If we determine that SDG&E is the primary beneficiary, Sempra Energy and SDG&E consolidate the entity that owns the facility as a VIE, as we discuss below.

Otay Mesa VIE

SDG&E has a 10-year agreement to purchase power generated at the Otay Mesa Energy Center (OMEC), a 605-megawatt (MW) generating facility. In addition to tolling, the agreement provides SDG&E with the option to purchase the power plant at the end of the contract term in 2019, or upon earlier termination of the purchased-power agreement, at a predetermined price subject to adjustments based on performance of the facility. If SDG&E does not exercise its option it may be required, under certain circumstances, to purchase the power plant at a predetermined price.

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary.  SDG&E has no OMEC LLC voting rights and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Otay Mesa VIE's equity of $89 million at June 30, 2011 and $113 million at December 31, 2010 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $360 million at June 30, 2011, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC's property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Other Variable Interest Entities

SDG&E's power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates the respective entities to determine if variable interest entities exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts, other than that relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary as of June 30, 2011. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

Sempra Energy’s other business units also enter into arrangements which could include variable interests.  We evaluate these arrangements and applicable entities based upon the qualitative and quantitative analyses described above.  Certain of these entities are service companies that are VIEs. As the primary beneficiary of these service companies, we consolidate them. In all other cases, we have determined that the contracts are not variable interests in a VIE and therefore are not subject to the requirements of GAAP concerning the consolidation of VIEs.

GOODWILL

Goodwill is the excess of the purchase price over the fair value of the net assets of acquired companies.  Goodwill is not amortized but is tested annually on October 1 for impairment. Impairment of goodwill occurs when the carrying amount (book value) of goodwill exceeds its implied fair value.  If the book value of goodwill is greater than the fair value on the test date, an impairment loss is recorded.

Sempra Pipelines & Storage recorded goodwill of $959 million in the second quarter of 2011 in connection with the acquisition of AEI’s interests in Chilquinta Energía and Luz del Sur, which we discuss in Note 3.

Goodwill included on the Sempra Energy Condensed Consolidated Balance Sheets is recorded as follows:

GOODWILL
(Dollars in millions)
	June 30,	December 31,
	2011	2010
Sempra Pipelines & Storage(1)	$1,053	$81
Parent and Other	6	6
	$1,059	$87
(1)
Includes $972 million at June 30, 2011 related to Chilquinta Energía and Luz del Sur, whose functional currencies are their local currencies.  This causes the goodwill amount to fluctuate from period-to-period from the translation to U.S. dollars. We record the offset of this fluctuation to other comprehensive income.

We provide additional information concerning goodwill in Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Service cost	$21	$20	$8	$8
Interest cost	42	41	16	14
Expected return on assets	(36)	(36)	(12)	(11)
Amortization of:
Prior service cost (credit)	1	1	―	(1)
Actuarial loss	9	7	5	2
Settlement	10	―	―	―
Regulatory adjustment	4	10	2	2
Total net periodic benefit cost	$51	$43	$19	$14
	Six months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$43	$42	$15	$15
Interest cost	85	84	33	29
Expected return on assets	(73)	(72)	(24)	(23)
Amortization of:
Prior service cost (credit)	2	2	―	(1)
Actuarial loss	18	15	9	4
Settlement	10	―	―	―
Regulatory adjustment	(25)	(19)	4	4
Total net periodic benefit cost	$60	$52	$37	$28

NET PERIODIC BENEFIT COST -- SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Service cost	$8	$7	$2	$1
Interest cost	12	12	3	3
Expected return on assets	(13)	(11)	(2)	(1)
Amortization of:
Prior service cost	―	―	1	1
Actuarial loss	3	3	―	―
Settlement	1	―	―	―
Regulatory adjustment	7	7	―	―
Total net periodic benefit cost	$18	$18	$4	$4
	Six months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$15	$14	$4	$3
Interest cost	25	24	5	5
Expected return on assets	(25)	(21)	(4)	(3)
Amortization of:
Prior service cost	1	1	2	2
Actuarial loss	5	6	―	―
Settlement	1	―	―	―
Regulatory adjustment	(2)	(5)	1	1
Total net periodic benefit cost	$20	$19	$8	$8

NET PERIODIC BENEFIT COST -- SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Service cost	$12	$11	$5	$5
Interest cost	25	24	14	11
Expected return on assets	(21)	(22)	(10)	(10)
Amortization of:
Prior service credit	―	―	(1)	(1)
Actuarial loss	4	2	4	2
Settlement	1	―	―	―
Regulatory adjustment	(3)	3	2	2
Total net periodic benefit cost	$18	$18	$14	$9
	Six months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$24	$23	$10	$10
Interest cost	50	49	27	23
Expected return on assets	(43)	(45)	(20)	(20)
Amortization of:
Prior service cost (credit)	1	1	(2)	(2)
Actuarial loss	8	5	9	4
Settlement	1	―	―	―
Regulatory adjustment	(23)	(14)	3	3
Total net periodic benefit cost	$18	$19	$27	$18

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2011:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through June 30, 2011:
Pension plans	$70	$17	$22
Other postretirement benefit plans	37	8	28
Total expected contributions in 2011:
Pension plans	$249	$81	$120
Other postretirement benefit plans	76	16	55

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months and six months ended June 30, 2011 and 2010. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Earnings/Income attributable to common shareholders	$511	$222	$769	$328

Denominator:
Weighted-average common shares outstanding for basic EPS	239,415	246,784	239,769	246,435
Dilutive effect of stock options, restricted stock awards and restricted stock units	1,346	2,943	1,385	3,400
Weighted-average common shares outstanding for diluted EPS	240,761	249,727	241,154	249,835

Earnings per share:
Basic	$2.14	$0.90	$3.21	$1.33
Diluted	$2.12	$0.89	$3.19	$1.31

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits and minus tax shortfalls are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price on common stock was greater than the average market price during the period (out-of-the-money options). We had 2,118,042 and 2,119,677 such stock options outstanding during the three months and six months ended June 30, 2011, respectively. We had 2,177,855 and 2,171,016 such stock options outstanding during the three months and six months ended June 30, 2010, respectively.

We had 900 stock options outstanding during both the three months and six months ended June 30, 2011 that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method. We had no such antidilutive stock options during the three months or six months ended June 30, 2010.

The dilution from unvested restricted stock awards (RSAs) and restricted stock units (RSUs) is also based on the treasury stock method. Assumed proceeds equal to the unearned compensation and windfall tax benefits and minus tax shortfalls related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits or tax shortfalls are the difference between tax deductions we would receive upon the assumed vesting of RSAs or RSUs and the deferred income taxes we recorded related to the compensation expense on such awards and units.

Each performance based restricted stock unit represents the right to receive between zero and 1.5 shares of Sempra Energy common stock based on Sempra Energy’s four-year cumulative total shareholder return compared to the S&P 500 Utilities Index, as follows:

Four-Year Cumulative Total Shareholder Return Ranking versus S&P 500 Utilities Index(1)	Number of Sempra Energy Common Shares Received for Each Restricted Stock Unit
75th Percentile or Above	1.5
50th Percentile	1
35th Percentile or Below	―
(1) If Sempra Energy ranks at or above the 50th percentile compared to the S&P 500 Utilities Index, participants will receive a maximum of 1.0 share for each restricted stock unit.

RSAs have a maximum potential of 100% vesting. We include our performance based RSAs and RSUs in potential dilutive shares at zero to 100 percent and zero to 150 percent, respectively, to the extent that they currently meet the performance requirements for vesting, subject to the application of the treasury stock method. Due to market fluctuations of both our company stock and the comparative index, dilutive RSA and RSU shares may vary widely from period-to-period. We include our RSAs, which are service based, in potential dilutive shares at 100 percent.

RSUs and RSAs may be excluded from potential dilutive shares by the application of unearned compensation in the treasury stock method or because performance goals are currently not met.  The maximum excluded RSUs and RSAs, assuming performance goals were met at maximum levels, were 4,434,795 and 4,450,495 for the three months and six months ended June 30, 2011, respectively, and 2,203,973 and 1,801,758 for the three months and six months ended June 30, 2010, respectively.

COMMON STOCK REPURCHASE PROGRAM

In September 2010, we entered into a share repurchase program under which we prepaid $500 million to repurchase shares of our common stock in a share forward transaction. The program was completed in March 2011 with a total of 9,574,435 shares repurchased at an average price of $52.22 per share. Our outstanding shares used to calculate earnings per share were reduced by the number of shares repurchased when they were delivered to us, and the $500 million purchase price was recorded as a reduction in shareholders’ equity upon its prepayment. We received 5,670,006 shares during the quarter ended September 30, 2010; 2,407,994 shares on October 4, 2010 and 1,496,435 shares on March 22, 2011. We discuss the repurchase program further in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

PREFERRED STOCK OF SUBSIDIARY

On June 30, 2011, PE redeemed all five series of its outstanding preferred stock for $81 million. Each series was redeemed for cash at redemption prices ranging from $100 to $101.50 per share, plus accrued dividends up to the redemption date of an aggregate of $1 million. The redeemed shares are no longer outstanding and represent only the right to receive the applicable redemption price, to the extent the shares have not yet been presented for payment.  We provide more detail concerning PE’s preferred stock in Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $7 million and $6 million for the three months ended June 30, 2011 and 2010, respectively, and $13 million for both the six months ended June 30, 2011 and 2010. Pursuant to our share-based compensation plans, we granted 1,045,821 RSUs and 11,876 RSAs during the six months ended June 30, 2011, primarily in January.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, at the Sempra Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months and six months ended June 30, 2011 and 2010.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sempra Energy Consolidated:
AFUDC related to debt	$9	$5	$17	$10
AFUDC related to equity	22	14	41	27
Other capitalized financing costs	8	11	14	18
Total Sempra Energy Consolidated	$39	$30	$72	$55
SDG&E:
AFUDC related to debt	$8	$4	$14	$7
AFUDC related to equity	18	10	33	19
Total SDG&E	$26	$14	$47	$26
SoCalGas:
AFUDC related to debt	$1	$1	$3	$3
AFUDC related to equity	4	4	8	8
Total SoCalGas	$5	$5	$11	$11

COMPREHENSIVE INCOME

The following tables provide a reconciliation of net income to comprehensive income.

COMPREHENSIVE INCOME
(Dollars in millions)
		Three months ended June 30,
		2011			2010
		Share-	Non-		Share-	Non-
		holders'	controlling	Total	holders'	controlling	Total
		Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
	Net income (loss)(2)	$514	$(12)	$502	$225	$(20)	$205
	Foreign currency translation
	adjustments	29	6	35	(17)	―	(17)
	Reclassification to net income of
	foreign currency translation
	adjustment related to equity
	method investments(3)	(54)	―	(54)	―	―	―
	Financial instruments	(6)	(10)	(16)	(9)	2	(7)
	Available-for-sale securities	―	―	―	(3)	―	(3)
	Net actuarial gain	5	―	5	2	―	2
	Comprehensive income (loss)	$488	$(16)	$472	$198	$(18)	$180
SDG&E:
	Net income (loss)	$72	$(19)	$53	$76	$(21)	$55
	Financial instruments	―	(10)	(10)	―	2	2
	Net actuarial gain	―	―	―	1	―	1
	Comprehensive income (loss)	$72	$(29)	$43	$77	$(19)	$58
SoCalGas:
	Net income	$60	$ ―	$60	$70	$ ―	$70
	Financial instruments	1	―	1	1	―	1
	Comprehensive income	$61	$ ―	$61	$71	$ ―	$71
(1)	Shareholders' equity of Sempra Energy Consolidated, SDG&E or SoCalGas as indicated in left margin.
(2)	Before preferred dividends of subsidiaries.
(3)	Related to the acquisition of Chilquinta Energía and Luz del Sur.

COMPREHENSIVE INCOME
(Dollars in millions)
	Six months ended June 30,
	2011			2010
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Net income (loss)(2)	$774	$(8)	$766	$333	$(28)	$305
Foreign currency translation
adjustments	23	6	29	(21)	―	(21)
Reclassification to net income of
foreign currency translation
adjustment related to equity
method investments(3)	(54)	―	(54)	―	―	―
Financial instruments	(4)	(9)	(13)	(9)	4	(5)
Available-for-sale securities	―	―	―	(3)	―	(3)
Net actuarial gain	7	―	7	3	―	3
Comprehensive income (loss)	$746	$(11)	$735	$303	$(24)	$279
SDG&E:
Net income (loss)	$162	$(15)	$147	$160	$(29)	$131
Financial instruments	―	(9)	(9)	―	4	4
Net actuarial gain	―	―	―	1	―	1
Comprehensive income (loss)	$162	$(24)	$138	$161	$(25)	$136
SoCalGas:
Net income	$128	$ ―	$128	$135	$ ―	$135
Financial instruments	1	―	1	1	―	1
Comprehensive income	$129	$ ―	$129	$136	$ ―	$136
(1)	Shareholders' equity of Sempra Energy Consolidated, SDG&E or SoCalGas as indicated in left margin.
(2)	Before preferred dividends of subsidiaries.
(3)	Related to the acquisition of Chilquinta Energía and Luz del Sur.

The amounts for comprehensive income in the tables above are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2011			2010
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$(1)	$ ―	$(1)	$(6)	$ ―	$(6)
Available-for-sale securities	―	―	―	(1)	―	(1)
Net actuarial gain	3	―	3	1	―	1
SoCalGas:
Financial instruments	$1	$ ―	$1	$1	$ ―	$1

	Six months ended June 30,
	2011			2010
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$ ―	$ ―	$ ―	$(6)	$ ―	$(6)
Available-for-sale securities	―	―	―	(1)	―	(1)
Net actuarial gain	4	―	4	2	―	2
SoCalGas:
Financial instruments	$1	$ ―	$1	$1	$ ―	$1
(1)	Shareholders' equity of Sempra Energy Consolidated or SoCalGas as indicated in left margin.

Income tax amounts associated with other comprehensive income during the three months and six months ended June 30, 2011 and 2010 at SDG&E were negligible.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide a reconciliation of Sempra Energy’s and SDG&E’s shareholders’ equity and noncontrolling interests for the six months ended June 30, 2011 and 2010.

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders'	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2010	$9,027	$211	$9,238
Comprehensive income (loss)	746	(11)	735
Share-based compensation expense	24	―	24
Common stock dividends declared	(230)	―	(230)
Preferred dividends of subsidiaries	(5)	―	(5)
Issuance of common stock	19	―	19
Tax benefit related to share-based compensation	5	―	5
Repurchase of common stock	(18)	―	(18)
Common stock released from ESOP	11	―	11
Distributions to noncontrolling interests	―	(6)	(6)
Acquisition of South American entities	―	279	279
Redemption of preferred stock of subsidiary	―	(80)	(80)
Balance at June 30, 2011	$9,579	$393	$9,972
Balance at December 31, 2009	$9,007	$244	$9,251
Comprehensive income (loss)	303	(24)	279
Share-based compensation expense	22	―	22
Common stock dividends declared	(193)	―	(193)
Preferred dividends of subsidiaries	(5)	―	(5)
Issuance of common stock	46	―	46
Tax benefit related to share-based compensation	1	―	1
Repurchase of common stock	(2)	―	(2)
Common stock released from ESOP	11	―	11
Balance at June 30, 2010	$9,190	$220	$9,410

SHAREHOLDER'S EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholder's	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2010	$3,108	$113	$3,221
Comprehensive income	162	(24)	138
Preferred stock dividends declared	(2)	―	(2)
Capital contribution	200	―	200
Balance at June 30, 2011	$3,468	$89	$3,557
Balance at December 31, 2009	$2,739	$146	$2,885
Comprehensive income (loss)	161	(25)	136
Preferred stock dividends declared	(2)	―	(2)
Balance at June 30, 2010	$2,898	$121	$3,019

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra Pipelines & Storage has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of Sempra Pipelines & Storage’s Argentine investments, which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. The loan has a $24 million balance outstanding at a variable interest rate (7.3 percent as of June 30, 2011). In June 2011, the maturity date of the loan was extended from June 2011 to June 30, 2012. The loan is fully reserved at June 30, 2011.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	June 30,		December 31,
	2011		2010
SDG&E
Current:
Due from SoCalGas	$	―	$11
Due from various affiliates		1	1
		$1	$12

Due to Sempra Energy		$28	$16
Due to SoCalGas		5	―
		$33	$16

Income taxes due from Sempra Energy(1)		$55	$25

SoCalGas
Current:
Due from Sempra Energy		$282	$60
Due from SDG&E		5	―
Due from various affiliates		―	3
		$287	$63

Due to SDG&E	$	―	$11

Income taxes due to Sempra Energy(1)		$(7)	$(3)
(1)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies' having always filed a separate return.

Revenues from unconsolidated affiliates at the Sempra Utilities are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT THE SEMPRA UTILITIES
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
SDG&E	$1	$4	$3	$5
SoCalGas	12	10	25	21

Transactions with RBS Sempra Commodities

Several of our business units have engaged in transactions with RBS Sempra Commodities. As a result of the divestiture of substantially all of RBS Sempra Commodities’ businesses, transactions between our business units and RBS Sempra Commodities were assigned over time to the buyers of the joint venture businesses. The assignments of the related contracts were substantially completed by May 1, 2011. Amounts in our Condensed Consolidated Financial Statements related to these transactions are as follows:

AMOUNTS RECORDED FOR TRANSACTIONS WITH RBS SEMPRA COMMODITIES
(Dollars in millions)

	Three months ended June 30,			Six months ended June 30,
	2011(1)		2010	2011(1)		2010
Revenues:
SoCalGas	$	―	$3	$	―	$7
Sempra Generation(2)		(5)	―		4	9
Sempra LNG		4	66		40	139
Total revenues		$(1)	$69		$44	$155

Cost of natural gas:
SDG&E	$	―	$ ―	$	―	$1
SoCalGas		―	11		―	23
Sempra Generation		4	12		30	28
Sempra Pipelines & Storage		7	7		14	16
Sempra LNG		2	78		30	145
Total cost of natural gas		$13	$108		$74	$213
(1)
With the exception of Sempra Pipelines & Storage, whose contract with RBS Sempra Commodities expired in July 2011, amounts only include activities prior to May 1, 2011, the date by which substantially all the contracts with RBS Sempra Commodities were assigned to buyers of the joint venture businesses.

(2)			Includes amounts in 2010 for Sempra Rockies Marketing, previously reported in our former Sempra Commodities segment as we discuss in Note 11.

			December 31,
			2010
Fixed-price contracts and other derivatives - Net Asset (Liability):
Sempra Generation			$17
Sempra LNG			(35)
Total			$(18)

Due to unconsolidated affiliates:
Sempra Generation			$11
Sempra LNG			13
Parent and other			11
Total			$35

Due from unconsolidated affiliates:
SoCalGas			$3
Sempra Generation			13
Sempra LNG			13
Parent and other			5
Total			$34

OTHER INCOME (EXPENSE), NET

Other Income (Expense), Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$22	$14	$41	$27
Investment gains(1)	11	2	19	5
Gains (losses) on interest rate and foreign exchange instruments(2)	2	(14)	12	(23)
Regulatory interest, net	1	―	1	(1)
Sundry, net	(5)	6	1	8
Total	$31	$8	$74	$16
SDG&E:
Allowance for equity funds used during construction	$18	$10	$33	$19
Losses on interest rate instruments(3)	―	(25)	―	(34)
Regulatory interest, net	1	1	1	―
Sundry, net	(6)	(2)	(5)	(1)
Total	$13	$(16)	$29	$(16)
SoCalGas:
Allowance for equity funds used during construction	$4	$4	$8	$8
Sundry, net	(1)	(2)	(2)	(2)
Total	$3	$2	$6	$6
(1)
Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2)	Sempra Energy Consolidated includes Otay Mesa VIE and additional instruments.
(3) Related to Otay Mesa VIE.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,
	2011		2010
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$92	16%	$59	25%
SDG&E	42	44	44	44
SoCalGas	28	32	34	33
	Six months ended June 30,
	2011		2010
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$201	22%	$117	31%
SDG&E	91	38	75	36
SoCalGas	65	34	90	40

Changes in Effective Income Tax Rates

Sempra Energy Consolidated

The decrease in the effective income tax rate for the three months ended June 30, 2011 was primarily due to:

▪
higher income in countries with lower statutory rates, including a $277 million non-taxable gain from remeasurement of our equity method investments related to our acquisition from AEI of their investments in Chile and Peru, discussed below; and

▪	higher exclusions from taxable income of the equity portion of AFUDC; offset by

▪	$2 million tax expense in 2011 compared to $4 million tax benefit in 2010 due to Mexican currency translation and inflation adjustments; and

▪	lower planned investment tax credits.

For the six months ended June 30, 2011, the decrease in the effective income tax rate was primarily due to:

▪
higher income in countries with lower statutory rates, including a $277 million non-taxable gain from remeasurement of our equity method investments related to our acquisition from AEI of their investments in Chile and Peru, discussed below;

▪
a $16 million write-down in 2010 of the deferred tax assets related to other postretirement benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy;

▪	higher exclusions from taxable income of the equity portion of AFUDC; and

▪	higher deductions for self-developed software costs; offset by

▪	lower favorable adjustments related to prior years' income tax issues;

▪	an increase in the amount by which book depreciation for the Sempra Utilities exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; and

▪	higher tax expense in 2011 due to Mexican currency translation and inflation adjustments.

As we discuss in Note 3, we recorded a $277 million gain in connection with our acquisition of AEI’s interests in Chilquinta Energía in Chile and Luz del Sur in Peru. However, we recorded no corresponding income tax expense because, for the foreseeable future, our investments in Chile and Peru are considered permanent in nature (i.e., will not be held out for sale).  In addition, we continue to expect to reinvest indefinitely all cumulative undistributed earnings, for the foreseeable future, for all non-U.S. subsidiaries, including our subsidiaries in Chile and Peru.  Deferred income tax expense related to all, or a part, of the $277 million gain would need to be recorded if either, or both, of these investments were to be held out for sale.  Deferred income tax expense would also need to be recorded if all, or part, of the cumulative undistributed earnings in either Chile or Peru, or both, were no longer considered to be reinvested indefinitely.

SDG&E

Although the effective tax rate for the three months ended June 30, 2011 remained constant compared to the same period in 2010, it was impacted by:

▪	the impact of Otay Mesa VIE, as we discuss below;

▪	lower pretax book income; and

▪	higher exclusions from taxable income of the equity portion of AFUDC; offset by

▪	higher unfavorable adjustments related to prior years’ income tax issues.

SDG&E’s effective tax rate increased for the six months ended June 30, 2011 primarily due to:

▪	unfavorable adjustments related to prior years' income tax issues in 2011 versus favorable adjustments in 2010;

▪	an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; and

▪	higher pretax book income; offset by

▪	the impact of Otay Mesa VIE, as we discuss below;

▪	higher exclusions from taxable income of the equity portion of AFUDC;

▪	a $3 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above; and

▪	higher deductions for self-developed software costs.

Results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is consolidated, and therefore, their effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate.

SoCalGas

The decrease in SoCalGas’ effective income tax rate for the three months ended June 30, 2011 was due to:

▪	a decrease in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; and

▪	lower pretax book income; offset by

▪	higher unfavorable adjustments related to prior years’ income tax issues.

The decrease in SoCalGas’ effective income tax rate for the six months ended June 30, 2011 was due to:

▪	a $13 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above;

▪	higher deductions for self-developed software costs; and

▪	lower pretax book income; offset by

▪	an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes.

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At June 30, 2011, Sempra Energy Consolidated had $3.8 billion in committed lines of credit to provide liquidity and to support commercial paper and variable-rate demand notes, the major components of which we detail below. Available unused credit on these lines at June 30, 2011 was $2.9 billion.

Sempra Energy

Sempra Energy has a $1 billion, four-year syndicated revolving credit agreement expiring in October 2014. Citibank, N.A. serves as administrative agent for the syndicate of 23 lenders. No single lender has greater than a 7-percent share.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy's credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. The facility also provides for issuance of up to $400 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

At June 30, 2011, Sempra Energy had $20 million of variable-rate demand notes outstanding supported by the facility.

Sempra Global

Sempra Global has a $2 billion, four-year syndicated revolving credit agreement expiring in October 2014. Citibank, N.A. serves as administrative agent for the syndicate of 23 lenders. No single lender has greater than a 7-percent share.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter.

At June 30, 2011, Sempra Global had $639 million of commercial paper outstanding supported by the facility. At June 30, 2011, $200 million of the commercial paper outstanding is classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt. At December 31, 2010, $800 million of commercial paper outstanding was similarly classified as long-term debt.

Sempra Utilities

SDG&E and SoCalGas have a combined $800 million, four-year syndicated revolving credit agreement expiring in October 2014. JPMorgan Chase Bank serves as administrative agent for the syndicate of 22 lenders. No single lender has greater than a 7-percent share. The agreement permits each utility to individually borrow up to $600 million, subject to a combined limit of $800 million for both utilities. It also provides for the issuance of letters of credit on behalf of each utility subject to a combined letter of credit commitment of $200 million for both utilities. The amount of borrowings otherwise available under the facility is reduced by the amount of outstanding letters of credit.

Borrowings under the facility bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility's credit ratings. The agreement requires each utility to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter.

Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

At June 30, 2011, SDG&E and SoCalGas had no outstanding borrowings under this facility and SDG&E had $237 million of variable-rate demand notes outstanding supported by the facility. Available unused credit on the lines under this facility at June 30, 2011 was $363 million at SDG&E and $563 million at SoCalGas; SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

GUARANTEES

RBS Sempra Commodities

As we discuss in Note 4, in 2010 and early 2011, Sempra Energy, RBS and RBS Sempra Commodities sold substantially all of the businesses and assets within the partnership in four separate transactions. In connection with each of these transactions, the buyers are, subject to certain qualifications, obligated to replace any guarantees that we have issued in connection with the applicable businesses sold with guarantees of their own. During the process of replacing these guarantees, the buyers are obligated to indemnify us in accordance with the applicable transaction documents for any claims or losses in connection with the guarantees.

RBS is obligated to provide RBS Sempra Commodities with certain of its working-capital requirements. We provide back-up guarantees for a portion of RBS Sempra Commodities’ remaining trading obligations. Some of these back-up guarantees may continue for a prolonged period of time. RBS has fully indemnified us for any claims or losses in connection with these arrangements, with the exception of those obligations for which JP Morgan has agreed to indemnify us. We discuss the indemnification release in Note 4.

RBS Sempra Commodities’ net trading liabilities supported by Sempra Energy’s guarantees at June 30, 2011 were $66 million, consisting of guaranteed trading obligations net of collateral. The amount of guaranteed net trading liabilities varies from day to day with the value of the trading obligations and related collateral.

Other Guarantees

Sempra Generation and BP Wind Energy currently hold 50-percent ownership interests in Fowler Ridge II. In August 2010, Fowler Ridge II obtained a $348 million term loan expiring in August 2022. The proceeds were used to return $180 million of each owner’s investment in the joint venture. The loan agreement requires Sempra Generation and BP Wind Energy to return cash to the project in the event that the project does not meet certain cash flow criteria or in the event that the project’s debt service and operation and maintenance reserve accounts are not maintained at specific thresholds. Sempra Generation recorded a liability of $9 million for the fair value of its obligation associated with the cash flow requirements, which constitutes a guarantee. This liability is being amortized over its expected life. The outstanding loan is not guaranteed by the partners.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt outstanding at Sempra Energy were 0.56 percent and 0.46 percent at June 30, 2011 and December 31, 2010, respectively. The weighted average interest rates at both June 30, 2011 and December 31, 2010 include interest rates for commercial paper borrowings classified as long-term, as we discuss above.

LONG-TERM DEBT

In March 2011, Sempra Energy publicly offered and sold $500 million of 2-percent notes and $300 million of floating rate notes (1.01 percent as of June 30, 2011), both maturing in 2014. The floating rate notes bear interest at a rate equal to the three-month London interbank offered rate (LIBOR) plus 0.76 percent. The interest rate is reset quarterly.

Luz del Sur has outstanding Peruvian corporate bonds, denominated in the local currency, registered with the Peruvian stock exchange with maturity dates ranging from 2011 to 2015 at fixed interest rates ranging from 5.78 percent to 7.91 percent.  As of June 30, 2011, the outstanding balance on these bonds was $181 million. Additionally, Luz del Sur has outstanding bank loans with maturity dates ranging from 2012 to 2016 at interest rates ranging from 5.45 percent to 6.75 percent. As of June 30, 2011, the outstanding balance on the bank loans was $40 million.

Chilquinta Energía has outstanding Series A and Series B Chilean public bonds with maturity dates in 2014 and 2030, respectively, and stated interest rates of 2.75 percent and 4.25 percent, respectively. The bonds and related interest are denominated in Chilean Unidades de Fomento. The Chilean Unidad de Fomento is a unit of account used in Chile that is adjusted for inflation, and its value is quoted in Chilean Pesos. In 2009, Sempra Pipelines & Storage purchased $58 million of the 2.75-percent bonds, which are eliminated in consolidation.  Net of this elimination, as of June 30, 2011, the outstanding balance on these bonds was $244 million ($25 million of Series A and $219 million of Series B).

INTEREST RATE SWAPS

We discuss our fair value interest rate swaps and interest rate swaps to hedge cash flows in Note 7.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to manage exposures arising in the normal course of business. These exposures are commodity market risk and benchmark interest rate risk. We may also manage foreign exchange rate exposures using derivatives. Our use of derivatives for these risks is integrated into the economic management of our anticipated revenues, anticipated expenses, assets and liabilities. Derivatives may be effective in mitigating these risks that could lead to declines in anticipated revenues or increases in anticipated expenses, or that our asset values may fall or our liabilities increase. Accordingly, our derivative activity summarized below generally represents an impact that is intended to offset associated revenues, expenses, assets or liabilities that are not presented below.

We record all derivatives at fair value on the Condensed Consolidated Balance Sheets. We designate each derivative as (1) a cash flow hedge, (2) a fair value hedge, or (3) undesignated. Depending on the applicability of hedge accounting and, for the Sempra Utilities and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in other comprehensive income (cash flow hedge), on the balance sheet (fair value hedges and regulatory offsets), or recognized in earnings. We classify cash flows from the settlements of derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.

In certain cases, we apply the normal purchase or sale exception to derivative accounting and have other commodity contracts that are not derivatives. These contracts are not recorded at fair value and are therefore excluded from the disclosures below.

HEDGE ACCOUNTING

We may designate a derivative as a cash flow hedging instrument if it effectively converts anticipated revenues or expenses to a fixed dollar amount. We may utilize cash flow hedge accounting for derivative commodity instruments and interest rate instruments. Designating cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that a given future revenue or expense item may vary, and other criteria.

We may designate an interest rate derivative as a fair value hedging instrument if it effectively converts our own debt from a fixed interest rate to a variable rate. The combination of the derivative and debt instruments results in fixing that portion of the fair value of the debt that is related to benchmark interest rates. Designating fair value hedges is dependent on the instrument being used, the effectiveness of the instrument in offsetting changes in the fair value of our debt instruments, and other criteria.

ENERGY DERIVATIVES

Our market risk is primarily related to natural gas and electricity price volatility and the specific physical locations where we transact. We use energy derivatives to manage these risks. The use of energy derivatives in our various businesses depends on the particular energy market, and the operating and regulatory environments applicable to the business.

▪
The Sempra Utilities use natural gas energy derivatives, on their customers' behalf, with the objective of managing price risk and basis risks, and lowering natural gas costs. These derivatives include fixed price natural gas positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments. This activity is governed by risk management and transacting activity plans that have been filed with and approved by the California Public Utilities Commission (CPUC). Natural gas derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.

▪
SDG&E is allocated and may purchase congestion revenue rights (CRRs), which serve to reduce the regional electricity price volatility risk that may result from local transmission capacity constraints. Unrealized gains and losses do not impact earnings, as they are offset by regulatory account balances. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power, which is recoverable in rates, on the Condensed Consolidated Statements of Operations.

▪
Sempra Generation uses natural gas and electricity instruments to market energy products and optimize the earnings of its power generation fleet. Gains and losses associated with these undesignated derivatives are recognized in Energy-Related Businesses Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

▪
Sempra LNG and Sempra Pipelines & Storage use natural gas derivatives to market energy products and optimize the earnings of our liquefied natural gas business and Sempra Pipelines & Storage's natural gas storage and transportation assets. Sempra Pipelines & Storage also uses natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its Mexican distribution operations. These derivatives, which are recorded as commodity costs that are offset by regulatory account balances and recovered in rates, are recognized in Cost of Natural Gas on the Condensed Consolidated Statements of Operations. At Sempra Pipelines & Storage’s non-utility businesses, derivatives are undesignated, and their impact on earnings is recorded in Energy-Related Businesses Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations. Sempra LNG’s derivatives are undesignated, and their impact on earnings is recorded in Energy-Related Businesses Revenues on the Condensed Consolidated Statements of Operations.

▪	From time to time, our various businesses, including the Sempra Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes as of June 30, 2011 and December 31, 2010 as follows:

Business Unit and Commodity	June 30, 2011	December 31, 2010
Sempra Utilities:
SDG&E:
Natural gas	45 million MMBtu	51 million MMBtu	(1)
Congestion revenue rights	13 million MWh	21 million MWh	(2)
SoCalGas - natural gas	2 million MMBtu	―

Energy-Related Businesses:
Sempra Generation - electric power	1 million MWh	1 million MWh
Sempra Generation - natural gas	1 million MMBtu	―
Sempra Pipelines & Storage - natural gas	9 million MMBtu	8 million MMBtu
Sempra LNG - natural gas	6 million MMBtu	7 million MMBtu
(1)	Million British thermal units
(2)	Megawatt hours

In addition to the amounts noted above, we frequently use commodity derivatives to manage risks associated with the physical locations of our customers, assets and other contractual obligations, such as natural gas purchases and sales.

INTEREST RATE DERIVATIVES

We are exposed to interest rates primarily as a result of our current and expected use of financing. We periodically enter into interest rate derivative agreements intended to moderate our exposure to interest rates and to lower our overall costs of borrowing. We utilize interest rate swaps typically designated as fair value hedges, as a means to achieve our targeted level of variable rate debt as a percent of total debt. In addition, we may utilize interest rate swaps, which are typically designated as cash flow hedges, to lock in interest rates on outstanding debt or in anticipation of future financings.

Interest rate derivatives are utilized by the Sempra Utilities as well as by other Sempra Energy subsidiaries. Although the Sempra Utilities generally recover borrowing costs in rates over time, the use of interest rate derivatives is subject to certain regulatory constraints, and the impact of interest rate derivatives may not be recovered from customers as timely as described above with regard to natural gas derivatives. Accordingly, interest rate derivatives are generally accounted for as hedges at the Sempra Utilities, as at the rest of Sempra Energy's subsidiaries. Separately, Otay Mesa VIE has entered into interest rate swap agreements to moderate its exposure to interest rate changes. This was designated as a cash flow hedge as of April 1, 2011.

The net notional amounts of our interest rate derivatives as of June 30, 2011 and December 31, 2010 were:

	June 30, 2011		December 31, 2010
(Dollars in millions)	Notional Debt	Maturities	Notional Debt	Maturities
Sempra Energy Consolidated(1)	$15-305	2013-2019	$215-355	2011-2019
SDG&E(1)	285-360	2019	285-365	2019
SoCalGas	―	―	150	2011
(1)	Includes Otay Mesa VIE. All of SDG&E's interest rate derivatives relate to Otay Mesa VIE.

FINANCIAL STATEMENT PRESENTATION

The following tables provide the fair values of derivative instruments, without consideration of margin deposits held or posted, on the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010:

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2011
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
Derivatives designated as hedging instruments		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Interest rate instruments(3)		$7	$	―		$(17)		$(45)
SDG&E:
Interest rate instruments(3)	$	―	$	―		$(17)		$(44)

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments		$9		$23		$(8)		$(17)
Commodity contracts not subject to rate recovery		56		23		(42)		(39)
Associated offsetting commodity contracts		(16)		(11)		16		11
Commodity contracts subject to rate recovery		9		1		(28)		(23)
Associated offsetting commodity contracts		(5)		(1)		5		1
Total		$53		$35		$(57)		$(67)
SDG&E:
Commodity contracts not subject to rate recovery		$1	$	―	$	―	$	―
Commodity contracts subject to rate recovery		5		2		(25)		(23)
Associated offsetting commodity contracts		(3)		(1)		3		1
Total		$3		$1		$(22)		$(22)
SoCalGas:
Commodity contracts not subject to rate recovery		$1	$	―	$	―	$	―
Commodity contracts subject to rate recovery		4		―		(3)		―
Associated offsetting commodity contracts		(2)		―		2		―
Total		$3	$	―		$(1)	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2010
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
Derivatives designated as hedging instruments		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Interest rate instruments		$3	$	―	$	―	$	―
SoCalGas:
Interest rate instrument		$3	$	―	$	―	$	―

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments(3)		$9		$22		$(25)		$(57)
Commodity contracts not subject to rate recovery		59		20		(44)		(34)
Associated offsetting commodity contracts		(2)		(8)		2		8
Commodity contracts subject to rate recovery		5		―		(43)		(27)
Associated offsetting commodity contracts		(37)		(26)		37		26
Total		$34		$8		$(73)		$(84)
SDG&E:
Interest rate instruments(3)	$	―	$	―		$(17)		$(41)
Commodity contracts not subject to rate recovery		1		―		―		―
Commodity contracts subject to rate recovery		2		―		(35)		(27)
Associated offsetting commodity contracts		(34)		(26)		34		26
Total		$(31)		$(26)		$(18)		$(42)
SoCalGas:
Commodity contracts not subject to rate recovery		$1	$	―	$	―	$	―
Commodity contracts subject to rate recovery		3		―		(3)		―
Associated offsetting commodity contracts		(3)		―		3		―
Total		$1	$	―	$	―	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and on Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) for the three months and six months ended June 30, 2011 and 2010 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
			Gain (loss) on derivatives recognized in earnings
			Three months ended June 30,			Six months ended June 30,
	Location		2011		2010	2011	2010
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense			$2	$5	$5	$7
Interest rate instruments	Other Income, Net			8	(7)	3	(9)
Total(1)				$10	$(2)	$8	$(2)
SoCalGas:
Interest rate instrument	Interest Expense		$	―	$1	$1	$3
Interest rate instrument	Other Income, Net			―	―	(3)	(2)
Total(1)			$	―	$1	$(2)	$1
(1)
There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain (loss) recognized					Gain (loss) reclassified from AOCI
	in OCI (effective portion)					into earnings (effective portion)
	Three months ended June 30,					Three months ended June 30,
	2011		2010		Location	2011	2010
Sempra Energy Consolidated:
Interest rate instruments(1)		$(11)	$	―	Interest Expense	$(2)	$(4)
Interest rate instruments		―		―	Other Income, Net(2)	―	10
Interest rate instruments		(8)		―	Equity Earnings, Net of Income Tax	―	―
Commodity contracts not subject
to rate recovery		―		(1)	Equity Earnings, Before Income Tax	―	5
Total		$(19)		$(1)		$(2)	$11
SDG&E:
Interest rate instruments(1)		$(11)	$	―	Interest Expense	$(1)	$(2)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$(1)	$(2)
	Six months ended June 30,					Six months ended June 30,
	2011		2010		Location	2011	2010
Sempra Energy Consolidated:
Interest rate instruments(1)		$(11)	$	―	Interest Expense	$(4)	$(7)
Interest rate instruments		―		―	Other Income, Net(2)	―	10
Interest rate instruments		(7)		―	Equity Earnings, Net of Income Tax	(1)	―
Commodity contracts not subject
to rate recovery		―		―	Equity Earnings, Before Income Tax	―	7
Total		$(18)	$	―		$(5)	$10
SDG&E:
Interest rate instruments(1)		$(11)	$	―	Interest Expense	$(2)	$(4)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$(2)	$(3)
(1)					Amounts include Otay Mesa VIE. All of SDG&E's interest rate derivative activity relates to Otay Mesa VIE. There has been a negligible amount of ineffectiveness related to these swaps.
(2)
Gains reclassified into earnings due to changes in cash requirements and associated impacts on forecasted interest payments, primarily related to proceeds received from RBS Sempra Commodities. See Note 4.

Sempra Energy expects that losses of $9 million, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depends on the interest rates in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposure to the variability of cash flows is 94 months at June 30, 2011.

SDG&E and SoCalGas expect that losses of $4 million and $1 million, respectively, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended June 30,				Six months ended June 30,
	Location	2011		2010		2011		2010
Sempra Energy Consolidated:
Interest rate and foreign exchange
instruments(1)	Other Income, Net		$2		$(24)		$12		$(33)
Commodity contracts not subject	Revenues: Energy-Related
to rate recovery	Businesses		8		15		14		30
Commodity contracts not subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power		―		(9)		1		(15)
Commodity contracts not subject
to rate recovery	Other Operation and Maintenance		(1)		―		1		―
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		―		(9)		9		(61)
Commodity contracts subject
to rate recovery	Cost of Natural Gas		1		1		1		(1)
Commodity contracts subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power		―		―		―		(3)
Total			$10		$(26)		$38		$(83)
SDG&E:
Interest rate instruments(1)	Other Income (Expense), Net	$	―		$(25)	$	―		$(34)
Commodity contracts not subject
to rate recovery	Operation and Maintenance		―		―		1		―
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		―		(9)		9		(61)
Total		$	―		$(34)		$10		$(95)
SoCalGas:
Commodity contracts not subject
to rate recovery	Operation and Maintenance	$	―	$	―		$1	$	―
Commodity contracts subject
to rate recovery	Cost of Natural Gas		1		1		1		(1)
Total			$1		$1		$2		$(1)
(1)	Amount for 2010 is related to Otay Mesa VIE. Sempra Energy Consolidated also includes additional instruments.

CONTINGENT FEATURES

For Sempra Energy and SDG&E, certain of our derivative instruments contain credit limits which vary depending upon our credit ratings. Generally, these provisions, if applicable, may reduce our credit limit if a specified credit rating agency reduces our ratings. In certain cases, if our credit ratings were to fall below investment grade, the counterparty to these derivative liability instruments could request immediate payment or demand immediate and ongoing full collateralization.

For Sempra Energy, the total fair value of this group of derivative instruments in a net liability position at June 30, 2011 is $4 million. As of June 30, 2011, if the credit ratings of Sempra Energy were reduced below investment grade, $4 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E, and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of the remaining financial instruments at June 30, 2011 and December 31, 2010:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Sempra Energy Consolidated:
Investments in affordable housing partnerships(1)	$25	$58	$28	$58
Total long-term debt(2)	9,400	10,001	8,330	8,883
Due to unconsolidated affiliate(3)	―	―	2	2
Preferred stock of subsidiaries	99	101	179	166
SDG&E:
Total long-term debt(4)	$3,300	$3,346	$3,305	$3,300
Contingently redeemable preferred stock	79	80	79	78
SoCalGas:
Total long-term debt(5)	$1,312	$1,380	$1,566	$1,638
Preferred stock	22	22	22	21
(1)	We discuss our investments in affordable housing partnerships in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)
Before reductions for unamortized discount of $22 million at both June 30, 2011 and December 31, 2010, and excluding capital leases of $214 million at June 30, 2011 and $221 million at December 31, 2010, and commercial paper classified as long-term debt of $200 million at June 30, 2011 and $800 million at December 31, 2010. We discuss our long-term debt in Note 6 above and Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(3)	Note payable was extinguished due to the increase in our ownership of Chilquinta Energía S.A. to 100% in the second quarter of 2011.
(4)
Before reductions for unamortized discount of $9 million at both June 30, 2011 and December 31, 2010, and excluding capital leases of $198 million at June 30, 2011 and $202 million at December 31, 2010.

(5)
Before reductions for unamortized discount of $2 million at June 30, 2011 and $3 million at December 31, 2010, and excluding capital leases of $15 million at June 30, 2011 and $19 million at December 31, 2010.

Sempra Energy based the fair values of investments in affordable housing partnerships on the present value of estimated future cash flows, discounted at rates available for similar investments. All entities based the fair values of long-term debt and preferred stock on their quoted market prices or quoted market prices for similar securities.

Nuclear Decommissioning Trusts

We discuss SDG&E's investments in nuclear decommissioning trust funds in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of June 30, 2011:
Debt securities
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$159	$15	$(2)	$172
Municipal bonds(2)	116	4	(2)	118
Other securities(3)	21	3	―	24
Total debt securities	296	22	(4)	314
Equity securities	221	263	(1)	483
Cash and cash equivalents	11	―	―	11
Total	$528	$285	$(5)	$808
As of December 31, 2010:
Debt securities
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$162	$14	$(2)	$174
Municipal bonds	101	2	(3)	100
Other securities	22	3	―	25
Total debt securities	285	19	(5)	299
Equity securities	219	242	(1)	460
Cash and cash equivalents	10	―	―	10
Total	$514	$261	$(6)	$769
(1)	Maturity dates are 2011-2040.
(2)	Maturity dates are 2013-2057.
(3)	Maturity dates are 2011-2049.

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$48	$110	$90	$150
Gross realized gains	1	2	2	3
Gross realized losses	(1)	(5)	(2)	(7)

Net unrealized gains (losses) are included in Regulatory Liabilities Arising from Removal Obligations on the Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.

Derivative Positions Net of Cash Collateral

Each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of offset exists.

The following table provides the amount of fair value of cash collateral receivables that were not offset in the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(Dollars in millions)	2011	2010
Sempra Energy Consolidated	$30	$32
SDG&E	18	25
SoCalGas	3	3

Fair Value Hierarchy

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Notes 1 and 2 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the six months ended June 30, 2011.

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011 and December 31, 2010. We also discuss our financial assets and liabilities recorded at fair value on a non-recurring basis. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

The fair value of commodity derivative assets and liabilities is determined in accordance with our netting policy, as discussed above under "Derivative Positions Net of Cash Collateral."

The determination of fair values, shown in the tables below, incorporates various factors, including but not limited to, the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests).

We provide detail about our financial assets and liabilities that were accounted for at fair value on a recurring basis in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

RECURRING FAIR VALUE MEASURES -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of June 30, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$483	$	―	$	―	$	―	$483
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		144		28		―		―	172
Municipal bonds		―		118		―		―	118
Other securities		―		24		―		―	24
Total debt securities		144		170		―		―	314
Total nuclear decommissioning trusts(1)		627		170		―		―	797
Interest rate instruments		―		39		―		―	39
Commodity contracts subject to rate recovery		21		1		3		―	25
Commodity contracts not subject to rate recovery		14		48		―		(4)	58
Investments		13		―		―		―	13
Total		$675		$258		$3		$(4)	$932
Liabilities:
Interest rate instruments	$	―		$87	$	―	$	―	$87
Commodity contracts subject to rate recovery		42		4		―		(42)	4
Commodity contracts not subject to rate recovery		―		51		―		―	51
Total		$42		$142	$	―		$(42)	$142

	At fair value as of December 31, 2010
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$460	$	―	$	―	$	―	$460
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		144		30		―		―	174
Municipal bonds		―		100		―		―	100
Other securities		―		25		―		―	25
Total debt securities		144		155		―		―	299
Total nuclear decommissioning trusts(1)		604		155		―		―	759
Interest rate instruments		―		34		―		―	34
Commodity contracts subject to rate recovery		25		1		2		―	28
Commodity contracts not subject to rate recovery		9		66		―		(22)	53
Investments		1		―		―		―	1
Total		$639		$256		$2		$(22)	$875
Liabilities:
Interest rate instruments	$	―		$82	$	―	$	―	$82
Commodity contracts subject to rate recovery		60		8		―		(60)	8
Commodity contracts not subject to rate recovery		―		67		―		―	67
Total		$60		$157	$	―		$(60)	$157
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SDG&E
(Dollars in millions)
	At fair value as of June 30, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$483	$	―	$	―	$	―	$483
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		144		28		―		―	172
Municipal bonds		―		118		―		―	118
Other securities		―		24		―		―	24
Total debt securities		144		170		―		―	314
Total nuclear decommissioning trusts(1)		627		170		―		―	797
Commodity contracts subject to rate recovery		18		―		3		―	21
Commodity contracts not subject to rate recovery		1		―		―		―	1
Total		$646		$170		$3	$	―	$819

Liabilities:
Interest rate instruments	$	―		$61	$	―	$	―	$61
Commodity contracts subject to rate recovery		42		3		―		(42)	3
Total		$42		$64	$	―		$(42)	$64

	At fair value as of December 31, 2010
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$460	$	―	$	―	$	―	$460
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		144		30		―		―	174
Municipal bonds		―		100		―		―	100
Other securities		―		25		―		―	25
Total debt securities		144		155		―		―	299
Total nuclear decommissioning trusts(1)		604		155		―		―	759
Commodity contracts subject to rate recovery		24		―		2		―	26
Commodity contracts not subject to rate recovery		2		―		―		―	2
Total		$630		$155		$2	$	―	$787

Liabilities:
Interest rate instruments	$	―		$58	$	―	$	―	$58
Commodity contracts subject to rate recovery		60		2		―		(60)	2
Total		$60		$60	$	―		$(60)	$60
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SOCALGAS
(Dollars in millions)
	At fair value as of June 30, 2011
							Collateral
		Level 1	Level 2		Level 3		netted	Total
Assets:
Commodity contracts subject to rate recovery		$3	$1	$	―	$	―	$4
Commodity contracts not subject to rate recovery		2	―		―		―	2
Total		$5	$1	$	―	$	―	$6
Liabilities:
Commodity contracts subject to rate recovery	$	―	$1	$	―	$	―	$1

	At fair value as of December 31, 2010
							Collateral
		Level 1	Level 2		Level 3		netted	Total
Assets:
Interest rate instruments	$	―	$3	$	―	$	―	$3
Commodity contracts subject to rate recovery		1	1		―		―	2
Commodity contracts not subject to rate recovery		3	―		―		―	3
Total		$4	$4	$	―	$	―	$8

There were no transfers into or out of Level 1 or Level 2 for Sempra Energy Consolidated, SDG&E or SoCalGas during the periods presented.

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of net trading and other derivatives classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

	Three months ended June 30,
(Dollars in millions)	2011		2010
Balance as of April 1		$3		$9
Realized and unrealized gains (losses)		6		(2)
Allocated transmission instruments		1		―
Settlements		(7)		―
Balance as of June 30		$3		$7
Change in unrealized gains relating to
instruments still held at June 30	$	―	$	―

	Six months ended June 30,
(Dollars in millions)	2011		2010
Balance as of January 1		$2		$10
Realized and unrealized gains (losses)		12		(4)
Allocated transmission instruments		2		―
Settlements		(13)		1
Balance as of June 30		$3		$7
Change in unrealized gains relating to
instruments still held at June 30	$	―	$	―

There were no transfers into or out of Level 3 during the periods presented.

Level 3 recurring items are related to CRRs. These instruments are recorded at fair value based on the most current annual auction prices published by the California Independent System Operator (ISO). The earnings impact of CRRs are deferred and recorded in regulatory accounts to the extent they are recoverable or refundable through rates. Upon settlement, CRRs are included in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

Non-Recurring Fair Value Measures – Sempra Energy Consolidated

We discuss non-recurring fair value measures and the associated accounting impact on our investments in RBS Sempra Commodities and Argentina in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 9. SEMPRA UTILITIES' REGULATORY MATTERS

POWER PROCUREMENT AND RESOURCE PLANNING

Renewable Energy

In 2010, certain California electric retail sellers, including SDG&E, were required to deliver 20 percent of their retail energy sales from renewable energy sources. The rules governing this requirement, administered by both the California Public Utilities Commission (CPUC) and the California Energy Commission (CEC), are known as the Renewables Portfolio Standard (RPS) Program. In April 2011, the Governor of California signed Senate Bill X1 2 (33% RPS Program) which, when in effect, will supersede the current RPS Program and require each California utility to procure 33 percent of its annual electric energy requirements from renewable energy sources by 2020, with an average of 20 percent required from January 1, 2011 to December 31, 2013; 25 percent by December 31, 2016; and 33 percent by December 31, 2020. The CPUC began a rulemaking in May 2011 to address the implementation of the 33% RPS Program. We expect the 33% RPS Program to become effective by the end of 2011.

The 33% RPS Program contains new flexible compliance mechanisms, more restrictive than the prior mechanisms, that can be used to comply with or meet the 33% RPS Program mandates in 2011 and beyond. The new mechanisms provide for a CPUC waiver under certain conditions, including: 1) a finding of inadequate transmission, 2) delays in the start-up of commercial operations of renewable energy projects due to permitting or interconnection or 3) unexpected curtailment by an electric system balancing authority, such as the California Independent System Operator (ISO).

SDG&E continues to procure renewable energy supplies to achieve the 33% RPS Program requirements. A substantial number of these supply contracts, however, are contingent upon many factors, including:

▪	access to electric transmission infrastructure;

▪	timely regulatory approval of contracted renewable energy projects;

▪	the renewable energy project developers' ability to obtain project financing and permitting; and

▪	successful development and implementation of the renewable energy technologies.

For 2010, SDG&E satisfied its RPS procurement requirements through a combination of contracted deliveries and application of the flexible compliance mechanism, including the application of certain mechanisms that are no longer available under the 33% RPS Program. For 2011 and beyond, SDG&E believes it will be able to comply with the 33% RPS Program requirements based on its contracting activity and, if necessary, application of the new flexible compliance mechanisms. SDG&E's failure to comply with the RPS Program requirements could subject it to a CPUC-imposed penalty of 5 cents per kilowatt hour of renewable energy under-delivery.

GENERAL RATE CASE (GRC)

The CPUC uses a general rate case proceeding to prospectively set rates sufficient to allow the Sempra Utilities to recover their reasonable cost of operations and to provide the opportunity to realize their authorized rates of return on their investment. In December 2010, the Sempra Utilities filed their 2012 General Rate Case (GRC) applications to establish their authorized 2012 revenue requirements and the ratemaking mechanisms by which those requirements will change on an annual basis over the subsequent three-year (2013-2015) period. The CPUC issued a ruling in March 2011 setting the proceeding scope and schedule that projected a final CPUC decision around the month of March 2012 and granted the utilities' requests to establish regulatory accounts to allow recovery of their authorized 2012 revenue requirements retroactive to January 1, 2012.

In July 2011, the Sempra Utilities filed amendments to revise their original applications, primarily to reflect the impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. These amendments reduced the requested increases to their authorized revenue requirements, as compared to their 2011 authorized revenues, by $22 million at SDG&E to $231 million and by $17 million at SoCalGas to $263 million.

We provide further detail about the GRC applications in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

UTILITY INCENTIVE MECHANISMS

The CPUC applies performance-based measures and incentive mechanisms to all California utilities, under which the Sempra Utilities have earnings potential above authorized base margins if they achieve or exceed specific performance and operating goals.

We provide additional information regarding these incentive mechanisms in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report, and updates below.

Natural Gas Procurement

In June 2011, SoCalGas applied to the CPUC for approval of a Gas Cost Incentive Mechanism (GCIM) award of $6.2 million for natural gas procured for its core customers during the 12-month period ending March 31, 2011. SoCalGas expects a CPUC decision in the first half of 2012.

In June 2010, SoCalGas applied to the CPUC for approval of a GCIM award of $6 million for natural gas procured for its core customers during the 12-month period ending March 31, 2010. SoCalGas expects a CPUC decision in the third quarter of 2011.

In the first quarter of 2010, SoCalGas recorded a GCIM award of $12 million for its procurement activities during the 12-month period ending March 31, 2009, approved by the CPUC in January 2010.

Energy Efficiency

The CPUC established incentive mechanisms that are based on the effectiveness of energy efficiency and demand side management programs. In June 2011, the Sempra Utilities filed requests with the CPUC seeking incentive awards of $15.1 million for SDG&E and $2.0 million for SoCalGas for their 2009 program year results. SDG&E’s filing reflects changes that SDG&E believes were errors in the calculation method developed by the CPUC’s Energy Division. SDG&E is working with the CPUC’s Energy Division staff to validate these changes. If these proposed changes are not adopted by the CPUC, SDG&E’s award would be reduced to zero. These changes do not have any impact on SoCalGas’ award amount. We have requested a CPUC decision by the end of 2011.

The CPUC is also considering modifications to the incentive mechanism that would apply to the 2012 – 2014 program period, but has not established a schedule for a decision.

SDG&E REQUEST FOR AUTHORITY TO INVEST IN WIND FARM

In July 2011, the CPUC approved a settlement agreement filed by SDG&E in April 2011 regarding SDG&E’s request to make a tax equity investment in the holding company of a wind farm project. This approval allows SDG&E to make an investment, after the wind farm project has met all of the conditions precedent set forth in the definitive documents and upon the initiation of commercial operation of the project, which would be included in the utility’s rate base in an amount not to exceed 64.99 percent of the project costs or an aggregate amount of $250 million. SDG&E would also make an incremental investment, to be excluded from the utility’s rate base, of no less than 10 percent of the project costs. SDG&E expects the project to be in commercial operation in late 2012.

INSURANCE COST RECOVERY

In December 2010, the CPUC approved SDG&E’s request for a $29 million revenue requirement, which was implemented in rates effective January 1, 2011, for the recovery of the incremental increase in its general liability and wildfire liability insurance premium costs for the 2009/2010 policy period and authorized SDG&E to request recovery of any incremental insurance premiums for future policy periods, with a $5 million deductible applied to each policy renewal period. This approval was in response to a request filed by SDG&E with the CPUC in August 2009 seeking authorization to recover higher liability insurance premiums (amounts in excess of those authorized to be recovered in the 2008 GRC), which SDG&E began incurring commencing July 1, 2009, and any losses realized due to higher deductibles associated with the new policies. SDG&E made the filing under the CPUC’s rules allowing utilities to seek recovery of significant cost increases incurred between GRC filings resulting from unforeseen circumstances. The CPUC's rules allow a utility to seek recovery of incurred costs that meet certain criteria, subject to a $5 million deductible per event.

In April 2011, SDG&E filed a request for an incremental revenue requirement of $63 million for the 2010/2011 policy period. We expect a CPUC decision on the request in the second half of 2011. SDG&E also plans to file a request in the third quarter of 2011 for any incremental insurance premiums incurred for the first six months of the 2011/2012 policy period.

EXCESS WILDFIRE CLAIMS COST RECOVERY

SDG&E and SoCalGas filed an application, along with other related filings, with the CPUC in August 2009 proposing a new mechanism for the future recovery of all wildfire-related expenses for claims, litigation expenses and insurance premiums that are in excess of amounts authorized by the CPUC for recovery in rates. This application was made jointly with Southern California Edison (SCE) and Pacific Gas & Electric (PG&E). In July 2010, the CPUC approved SDG&E's and SoCalGas' requests for separate regulatory accounts to record the subject expenses while the joint utility application is pending before the CPUC. Several parties protested the original application and, in response, the four utilities jointly submitted an amended application in August 2010. A February 2011 ruling directing the utilities to show cause why the application should not be dismissed was stayed to permit continued settlement discussions between the four utilities and the CPUC and with the other parties to the proceeding. In June 2011, a ruling was issued scheduling evidentiary hearings in October with a decision scheduled in 2012. Settlement discussions between the four utilities and other interested parties are proceeding.

SDG&E will also seek the recovery of costs incurred by SDG&E for the 2007 wildfire losses that are in excess of amounts recovered from its insurance coverage and other potentially responsible third parties. SDG&E believes that the approval of a new mechanism for cost recovery for wildfires could provide a framework for recovery of these costs.

We provide additional information about 2007 wildfire litigation costs and their recovery in Note 10.

NATURAL GAS PIPELINE OPERATIONS SAFETY ASSESSMENTS

As a result of recent natural gas pipeline explosions in the U.S., including the September 2010 rupture in San Bruno, California of a natural gas pipeline owned and operated by PG&E (the San Bruno incident), various regulatory agencies, including the CPUC, are evaluating natural gas pipeline safety regulations, practices and procedures.

In February 2011, the CPUC opened a forward-looking proceeding to examine what changes should be made to existing pipeline safety regulations for California natural gas pipelines. The Sempra Utilities are parties to this proceeding. The CPUC also appointed an independent review panel to make recommendations for possible actions by the CPUC in light of the San Bruno incident. Those recommendations may include changes to design, construction, operation and maintenance practices of natural gas facilities in California.

In June 2011, the CPUC directed SoCalGas, SDG&E, PG&E and Southwest Gas to file implementation plans by August 26, 2011, to test or replace all natural gas transmission pipelines that have not been pressure tested. The Sempra Utilities are currently estimating that they will need to invest several hundred million dollars annually over a ten-year period to test or replace the natural gas transmission lines identified in this plan. Consistent with the CPUC directive, the Sempra Utilities will request that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery.

In January 2011, the National Transportation Safety Board (NTSB) issued seven safety recommendations in connection with its investigation into the cause of the San Bruno incident. According to the NTSB, these safety recommendations “were issued to address record-keeping problems that could create conditions in which a pipeline is operated at a higher pressure than the pipe was built to withstand.” In response to a request from the CPUC, each of the Sempra Utilities reviewed its pipeline facilities located or operating in populated or high consequence areas, as defined by the NTSB, to identify those segments that have not had the maximum allowable operating pressure (MAOP) established through prior hydrostatic testing. Federal and state regulations allow natural gas pipelines installed prior to July 1, 1970 to establish MAOPs through prior operating history rather than through a strength test, but strength tests are required on natural gas pipelines installed subsequent to June 30, 1970 as an element in establishing MAOPs.

In response to the CPUC’s request, the Sempra Utilities conducted a detailed review of 1,622 miles of pipelines (1,416 miles for SoCalGas and 206 miles for SDG&E) installed in the subject class locations, and on April 15, 2011, the Sempra Utilities submitted a report to the CPUC on the results of their review and the actions they are taking in response to the NTSB recommendations.

The Sempra Utilities’ records review process did not reveal any significant concerns with the currently established MAOP for their pipelines, and the Sempra Utilities intend to continue to operate their pipelines in a safe and prudent manner.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We accrue losses for legal proceedings when it is probable that a loss has been incurred and the amounts of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed applicable insurance coverages and could materially adversely affect our business, cash flows, results of operations, and financial condition. Unless otherwise indicated, we are unable to estimate reasonably possible losses in excess of any amounts accrued.

At June 30, 2011, Sempra Energy’s accrued liabilities for material legal proceedings, on a consolidated basis, were $615 million, of which $24 million is for resolved matters. We provide detail regarding the resolved matters in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. At June 30, 2011, accrued liabilities for material legal proceedings for SDG&E and SoCalGas were $550 million and $33 million, respectively. At June 30, 2011, liabilities of $549 million at Sempra Energy and SDG&E are related to wildfire litigation discussed below.

SDG&E

2007 Wildfire Litigation

In October 2007, San Diego County experienced several catastrophic wildfires. Reports issued by the California Department of Forestry and Fire Protection (Cal Fire) concluded that two of these fires (the Witch and Rice fires) were SDG&E "power line caused" and that a third fire (the Guejito fire) occurred when a wire securing a Cox Communications' (Cox) fiber optic cable came into contact with an SDG&E power line "causing an arc and starting the fire." Cal Fire reported that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties, and the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulting in two fatalities, approximately 40 firefighters injured and approximately 1,141 homes destroyed.

A September 2008 staff report issued by the Consumer Protection and Safety Division of the CPUC reached substantially the same conclusions as the Cal Fire reports, but also contended that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained. In April 2010, proceedings initiated by the CPUC to determine if any of its rules were violated were settled with SDG&E’s payment of $14.75 million.

Numerous parties have sued SDG&E and Sempra Energy in San Diego County Superior Court seeking recovery of unspecified amounts of damages, including punitive damages, from the three fires. These include owners and insurers of properties that were destroyed or damaged in the fires and public entities seeking recovery of firefighting, emergency response, and environmental costs. They assert various bases for recovery, including inverse condemnation based upon a California Court of Appeal decision finding that another California investor-owned utility was subject to strict liability, without regard to foreseeability or negligence, for property damages resulting from a wildfire ignited by power lines.

In October 2010, the Court of Appeal affirmed the trial court's ruling that these claims must be pursued in individual lawsuits, rather than as class actions on behalf of all persons who incurred wildfire damages. In February 2011, the California Supreme Court denied a petition for review of the affirmance. The trial court has scheduled a Witch fire and Guejito fire trial to begin in February 2012.

SDG&E filed cross-complaints against Cox seeking indemnification for any liability that SDG&E might incur in connection with the Guejito fire, two SDG&E contractors seeking indemnification in connection with the Witch fire, and one SDG&E contractor seeking indemnification in connection with the Rice fire.

In December 2010, SDG&E and Cox reached an agreement settling SDG&E's claims against Cox and Cox’s insurers in the wildfire litigation (Cox Settlement). Among other things, the settlement agreement provided that SDG&E receive approximately $444 million, which it will use for wildfire related expenditures, and SDG&E will defend and indemnify Cox against all compensatory damage claims and related costs arising out of the wildfires.

At December 31, 2010, the $300 million Settlement Receivable Related to Wildfire Litigation on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E represented cash to be received in accordance with the terms of the Cox Settlement in several payments through March 2011 and which was received. Restricted cash of $172 million at June 30, 2011 on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E represents amounts received from Cox not yet applied to wildfire related expenditures.

SDG&E has settled substantially all of the 19,000 claims of homeowner insurers relating to the three fires. Under the settlement agreements, SDG&E has paid or will pay 57.5 percent of the approximately $1.6 billion paid or reserved for payment by the insurers to their policyholders and received an assignment of the insurers’ claims against other parties potentially responsible for the fires.

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has settled the claims of approximately 1,540 of these plaintiffs. Approximately 1,080 of the approximately 1,880 remaining individual and business plaintiffs have submitted settlement demands and damage estimates totaling approximately $1 billion and government entity claims totaling approximately $130 million. SDG&E expects to receive additional settlement demands and damage estimates as settlement negotiations continue. SDG&E has established reserves for the wildfire litigation as we discuss below.

SDG&E's settlement of claims and defense costs have exceeded its $1.1 billion of liability insurance coverage. It expects that its wildfire reserves and amounts paid to resolve wildfire claims will continue to increase as it obtains additional information; it is presently unable to reasonably estimate the amount or timing of recoveries from other potentially responsible parties, other than Cox.

SDG&E has concluded, however, that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and any amounts recovered from other potentially responsible parties. Accordingly, although such recovery will require future regulatory actions, as of June 30, 2011 and December 31, 2010, SDG&E recorded a regulatory asset in an amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts received from Cox. SDG&E will increase the regulatory asset as additional amounts are paid or reserves are recorded and reduce it by any amounts recovered from other potentially responsible parties.

As a consequence of the expected recovery of wildfire costs from utility customers, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. However, SDG&E’s cash flow may be adversely affected due to the timing differences between the resolution of claims and the recoveries from other potentially responsible parties and utility customers, which may extend over a number of years. Also, recovery from customers will require future regulatory actions, and a failure to obtain recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy's and SDG&E's cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries from other potentially responsible parties and utility customers and will make appropriate adjustments to wildfire reserves and the related regulatory asset as additional information becomes available.

In 2010 and 2011, as liabilities for wildfire litigation have become reasonably estimable in the form of settlement demands, damage estimates, and other damage information, SDG&E has recorded related reserves as a liability. The impact of this liability at June 30, 2011 is offset by $172 million of restricted cash received from Cox and the recognition of a regulatory asset, as discussed above, for reserves in excess of the insurance coverage and the Cox Settlement. The impact of the reserves on SDG&E's and Sempra Energy's after-tax earnings was $1 million and $7 million for the three months ended June 30, 2011 and 2010, respectively, and $2 million and $10 million for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, wildfire litigation reserves were $549 million ($422 million in current and $127 million in long-term).

Sunrise Powerlink Electric Transmission Line

SDG&E commenced construction on the Sunrise Powerlink in the fall of 2010. The Sunrise Powerlink is a new 117-mile, 500-kilovolt (kV) electric transmission line that is being built between the Imperial Valley and the San Diego region, along a route that generally runs south of the Anza-Borrego Desert State Park. The current project plan provides for the transmission line to be completed and in-service in the second half of 2012.

The Sunrise Powerlink project was originally approved by the CPUC in December 2008, including approval of the environmental impact review conducted jointly with the Bureau of Land Management (BLM). The CPUC has subsequently denied or dismissed all requests for rehearing of its approval of the project.

In February 2011, the California Supreme Court denied a petition filed jointly by the Utility Consumers' Action Network (UCAN) and the Center for Biological Diversity/Sierra Club (CBD). The petition challenged the CPUC's decision with regard to implementation of the California Environmental Quality Act (CEQA). In addition, in August 2010, the California Court of Appeal denied a petition previously filed by UCAN with the Court of Appeal challenging the CPUC decision on other legal grounds.

In January 2009, the BLM issued its decision approving the portions of the project, route and environmental review within its jurisdiction. The Interior Board of Land Appeals (IBLA) subsequently denied or dismissed all administrative appeals that were filed challenging the BLM’s approval of the project.

The CPUC and BLM jointly approved the final Project Modification Report for Sunrise Powerlink in September 2010, accepting all of the proposed modifications to the approved route and finding that no additional environmental review was required. In December 2010, the IBLA dismissed an appeal challenging the BLM’s approval of the Project Modification Report. On March 3, 2011, opponents of the Sunrise Powerlink filed a petition for writ of review or mandamus with the California Supreme Court challenging the CPUC’s acceptance of the Project Modification Report. The California Supreme Court denied the petition on April 13, 2011.

In February 2010, parties opposed to the project filed a lawsuit in Federal District Court in San Diego seeking declaratory and injunctive relief and alleging that the BLM failed to properly address the environmental impacts of the approved Sunrise Powerlink route and the related potential development of renewable resources in east San Diego County and Imperial County. In June 2011, the Court granted the defendants' motion for summary judgment on the grounds that the plaintiffs were not challenging final government agency actions. The plaintiffs have filed a notice of appeal.

In July 2010, the United States Forest Service (USFS) issued its decision approving the portions of the project, route and environmental review within its jurisdiction. The USFS has subsequently denied all administrative appeals challenging its approval of the project.

In January 2011, project opponents filed a lawsuit in Federal District Court in San Diego alleging that the federal approvals for construction of the project on USFS land and BLM land violated the National Environmental Policy Act and other federal environmental laws. The lawsuit asks the Court for injunctive relief preventing the USFS and the BLM from approving any ongoing or future construction activities.

In February 2011, opponents of the Sunrise Powerlink filed a lawsuit in California Superior Court in Sacramento, California against the State Water Resources Control Board and SDG&E alleging that the water quality certification issued by the Board under the Federal Clean Water Act violated CEQA. The complaint seeks to have the certification set aside and requests an injunction be issued.

We provide additional information concerning Sunrise Powerlink in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SoCalGas

SoCalGas, along with Monsanto Co., Solutia, Inc., Pharmacia Corp., and Pfizer, Inc., are defendants in two Los Angeles County Superior Court lawsuits served in May 2011 seeking recovery of unspecified amounts of damages, including punitive damages, as a result of plaintiffs' exposure to PCBs (polychlorinated biphenyls). The lawsuits allege plaintiffs were exposed to PCBs not only through the food chain and other various sources but from PCB-contaminated natural gas pipelines owned and operated by SoCalGas. This contamination allegedly caused plaintiffs to develop cancer and other serious illnesses. Plaintiffs assert various bases for recovery, including negligence and products liability.

Sempra Pipelines & Storage

Liberty Gas Storage, LLC (Liberty) received a demand for arbitration from Williams Midstream Natural Gas Liquids, Inc. (Williams) in February 2011 related to a sublease agreement. Williams alleges that Liberty was negligent in its attempt to convert certain salt caverns to natural gas storage and seeks damages of $56.7 million. Liberty filed a counterclaim alleging breach of contract in the inducement and seeks damages of more than $215 million. We provide more detail about these caverns in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra LNG

Sempra LNG has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul liquefied natural gas (LNG) receipt terminal near Ensenada, Mexico. The adjacent property is not required by environmental or other regulatory permits for the operation of the terminal. A claimant to the adjacent property has nonetheless asserted that his health and safety are endangered by the operation of the facility. In June 2010, a Mexican federal appeals court revoked a district court order, issued at the behest of the claimant, directing Mexican regulatory authorities to provisionally suspend authorizations for the operation of the LNG terminal. In February 2011, based on a complaint by the claimant, the new Ensenada Mayor attempted to temporarily close the terminal based on claims of irregularities in municipal permits issued six years earlier. This attempt was promptly countermanded by Mexican federal and Baja California state authorities. No terminal permits or operations were affected as a result of these proceedings or events and the terminal has continued to operate normally.

Sempra LNG expects additional Mexican court proceedings and governmental actions regarding the claimant’s assertions as to whether the terminal’s permits should be modified or revoked in any manner.

The property claimant has also filed a lawsuit against Sempra Energy in Federal District Court in San Diego seeking compensatory and punitive damages as well as the earnings from the Energía Costa Azul LNG terminal based on his allegations that he was wrongfully evicted from the adjacent property and that he has been harmed by other allegedly improper actions.

Other Litigation

In August 2007, the U.S. Court of Appeals for the Ninth Circuit issued a decision reversing and remanding certain Federal Energy Regulatory Commission (FERC) orders declining to provide refunds regarding short-term bilateral sales up to one month in the Pacific Northwest for the December 2000 to June 2001 time period. The FERC has not yet acted on the court’s order.  In December 2010, the FERC approved a comprehensive settlement previously reached by Sempra Energy and RBS Sempra Commodities with the State of California. The settlement resolves all issues with regard to sales between the California Department of Water Resources (DWR) and Sempra Commodities (see Note 11) in the Pacific Northwest, but potential claims may exist regarding sales between Sempra Commodities and other buyers in the Pacific Northwest.

Pursuant to the agreements related to the formation of RBS Sempra Commodities, we have indemnified RBS should the liability from the final resolution of these matters be greater than the reserves related to Sempra Commodities. Pursuant to our agreement with the Noble Group, we have also indemnified Noble Americas Gas & Power Corp. and its affiliates for all losses incurred by such parties resulting from these proceedings as related to Sempra Commodities.

Sempra Energy and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills, and the Beverly Hills Unified School District, are defendants in a toxic tort lawsuit filed in Los Angeles County Superior Court by approximately 1,000 plaintiffs. This lawsuit claims that various emissions resulted in cancer or fear of cancer. We have submitted the case to our insurers, who have reserved their rights with respect to coverage. In November 2006, the court granted the defendants' summary judgment motions based on lack of medical causation for the 12 initial plaintiffs scheduled to go to trial first. The court also granted summary judgment excluding punitive damages. The court has stayed the case as to the remaining plaintiffs pending the appeal of the rulings. A mediation occurred in June 2010, after which the plaintiffs’ counsel agreed to recommend a settlement of the lawsuits as to Sempra Energy and its subsidiaries for an amount that is not significant and has been recorded. Any such settlement will require approval by each of the plaintiffs. If approval is obtained, finalization of the settlement is expected to occur within six months.

We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, product liability, property damage and other claims. California juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these cases.

NUCLEAR INSURANCE

SDG&E and the other owners of San Onofre Nuclear Generating Station (SONGS) have insurance to cover claims from nuclear liability incidents arising at SONGS. This insurance provides $375 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $12.2 billion of secondary financial protection (SFP). If a nuclear liability loss occurring at any U.S. licensed/commercial reactor exceeds the $375 million insurance limit, all nuclear reactor owners could be required to contribute to the SFP. SDG&E's contribution would be up to $47 million. This amount is subject to an annual maximum of $7 million, unless a default occurs by any other SONGS owner. If the SFP is insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

The SONGS owners, including SDG&E, also have $2.75 billion of nuclear property, decontamination, and debris removal insurance. In addition, the SONGS owners have up to $490 million insurance coverage for outage expenses and replacement power costs due to accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks, then $2.8 million per week for up to 110 additional weeks. There is a 12-week waiting period deductible. These insurance coverages are provided through a mutual insurance company. Insured members are subject to retrospective premium assessments. SDG&E could be assessed up to $9.6 million.

The nuclear property insurance program includes an industry aggregate loss limit for non-certified acts of terrorism (as defined by the Terrorism Risk Insurance Act). The industry aggregate loss limit for property claims arising from non-certified acts of terrorism is $3.24 billion. This is the maximum amount that will be paid to insured members who suffer losses or damages from these non-certified terrorist acts.

CONTRACTUAL COMMITMENTS

We discuss below significant changes in the first six months of 2011 to contractual commitments discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

SoCalGas’ natural gas purchase and pipeline capacity commitments have increased by $5 million since December 31, 2010. The increase, primarily due to new natural gas purchase and pipeline capacity contracts of $407 million, is offset by a reduction of $402 million due to fulfillment of commitments in the first six months of 2011. Net future payments are therefore expected to decrease by $200 million for 2011 and to increase by $183 million for 2012 and $23 million for 2013 and to decrease by $1 million thereafter compared to December 31, 2010.

Sempra Generation’s natural gas purchase commitments have decreased by $94 million since December 31, 2010, primarily due to fulfillment of commitments in the first six months of 2011. Net future payments are therefore expected to decrease by $55 million for 2011, $3 million for 2012, $2 million for 2013 and $34 million for 2014 compared to December 31, 2010.

LNG Purchase Agreements

At June 30, 2011, Sempra LNG has various purchase agreements with major international companies for the supply of LNG to its Energía Costa Azul and Cameron receipt terminals. We discuss these agreements further in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra LNG’s commitments under all LNG purchase agreements, reflecting the termination effective September 2011 of an LNG supply option agreement by one of the suppliers, changes in forward prices since December 31, 2010, and actual transactions for the first six months of 2011, are expected to decrease by $591 million in 2011, $395 million in 2012, and $178 million in 2013, and to increase by $3 million in 2014, $26 million in 2015 and $1.3 billion thereafter compared to December 31, 2010.

The LNG commitment amounts above are based on Sempra LNG’s commitment to accept the maximum possible delivery of cargoes under the agreements. Actual LNG purchases for the six months ended June 30, 2011 have been significantly lower than the maximum amounts possible.

Purchased-Power Contracts

SDG&E’s purchased-power contracts have increased by $62 million since December 31, 2010. The increase is primarily due to extension of long-term renewable energy contracts and changes in expected prices. Net future payments are therefore expected to decrease by $2 million for 2011 and to increase by $1 million for 2012, $2 million for 2013, $2 million in 2014, $2 million in 2015 and $57 million thereafter compared to December 31, 2010.

In connection with the acquisition of AEI’s interests in Chilquinta Energía and Luz del Sur, Sempra Pipelines & Storage has additional purchased-power contracts with various dates extending through 2025, which cover most of the consumption needs of the customers of the companies.  Future payments for the purchased-power contracts at Luz del Sur are expected to be $192 million for 2011, $436 million for 2012, $477 million for 2013, $524 million for 2014, $577 million for 2015 and $4.7 billion thereafter.  Future payments for the purchased-power contracts at Chilquinta Energía are expected to be $141 million for 2011, $283 million for 2012, $306 million for 2013, $320 million for 2014, $355 million for 2015 and $3.1 billion thereafter. These amounts are based on estimated future purchases at current contracted rates, as the contracts require no minimum purchases.

Construction and Development Projects

In the first six months of 2011, significant increases to contractual commitments at SDG&E were $23 million for costs related to the replacement of the steam generators and other construction projects at SONGS, $51 million for electric distribution systems, advanced metering infrastructure and electric generation plant and equipment and $313 million for engineering, material procurement and construction costs associated with the Sunrise Powerlink project. The future payments for these contractual commitments are expected to be $294 million for 2011, $67 million for 2012, $9 million for 2013, $4 million for 2014, $3 million for 2015 and $10 million thereafter compared to December 31, 2010.

In the first six months of 2011, significant increases to contractual commitments at SoCalGas were $345 million for construction and infrastructure improvements for natural gas transmission and distribution operations and advanced metering.  The future payments for these contractual commitments are expected to be $29 million for 2011, $29 million for 2012, $62 million for 2013, $59 million for 2014, $59 million for 2015 and $107 million thereafter.

NOTE 11. SEGMENT INFORMATION

We have five separately managed reportable segments, as follows:

1.	SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

2.	SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

3.
Sempra Generation develops, owns and operates, or holds interests in, electric power plants and energy projects in Arizona, California, Colorado, Nevada, Indiana, Hawaii and Mexico to serve wholesale electricity markets in the United States and Mexico. Sempra Generation also includes the operating results of Sempra Rockies Marketing, which holds firm service capacity on the Rockies Express Pipeline.

4.
Sempra Pipelines & Storage develops, owns and operates, or holds interests in, natural gas and propane pipelines and natural gas storage facilities in the United States and Mexico, and companies that provide natural gas or electricity services in Argentina, Chile, Mexico and Peru. We are currently pursuing the sale of our interests in the Argentine utilities, which we discuss further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra Pipelines & Storage also operates a natural gas distribution utility in Alabama.

In April 2011, Sempra Pipelines & Storage increased its interests in Chile and Peru, as we discuss in Note 3.

5.	Sempra LNG develops, owns and operates receipt terminals for importing LNG into the U.S. and Mexico, and has supply and marketing agreements to purchase and sell LNG and natural gas.

We evaluate each segment's performance based on its contribution to Sempra Energy's reported earnings. The Sempra Utilities operate in essentially separate service territories, under separate regulatory frameworks and rate structures set by the CPUC. The Sempra Utilities' operations are based on rates set by the CPUC and the FERC. We describe the accounting policies of our segments in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Prior to 2011, our Sempra Commodities segment contained our investment in RBS Sempra Commodities LLP (RBS Sempra Commodities), which held commodities-marketing businesses previously owned by us.  Our investment in the partnership is reported on the equity method. We and RBS, our partner in the joint venture, sold substantially all of the partnership’s businesses and assets in four separate transactions completed in July, November and December of 2010 and February of 2011. We discuss these transactions and other matters concerning the partnership in Note 4 above and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

The activity in the partnership no longer meets the quantitative thresholds that require Sempra Commodities to be reported as a reportable segment under applicable GAAP, and we do not consider the remaining wind-down activities of the partnership to be of continuing significance. As a result, effective January 1, 2011, we are reporting the former Sempra Commodities segment in "All other" in the following tables and have restated prior year information to be consistent with this treatment.

Also, in the fourth quarter of 2010, we changed the composition of our reporting segments to include Sempra Rockies Marketing, which was previously included in the Sempra Commodities segment, in the Sempra Generation segment. We have revised segment disclosures for 2010 to reflect this.

The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. Amounts labeled as "All other" in the following tables consist primarily of parent organizations and the former commodities-marketing businesses.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
REVENUES
SDG&E	$697	29%	$692	34%	$1,537	32%	$1,434	32%
SoCalGas	876	36	834	42	1,932	40	2,016	44
Sempra Generation	268	11	268	13	537	11	586	13
Sempra Pipelines & Storage	445	18	75	4	554	11	185	4
Sempra LNG	159	7	166	8	345	7	371	8
Adjustments and eliminations	1	―	(2)	―	1	―	1	―
Intersegment revenues(1)	(24)	(1)	(25)	(1)	(50)	(1)	(51)	(1)
Total	$2,422	100%	$2,008	100%	$4,856	100%	$4,542	100%
INTEREST EXPENSE
SDG&E	$31		$31		$67		$62
SoCalGas	18		16		35		33
Sempra Generation	4		3		6		7
Sempra Pipelines & Storage	27		6		35		15
Sempra LNG	11		12		22		24
All other(2)	60		61		117		122
Intercompany eliminations(2)	(33)		(26)		(56)		(51)
Total	$118		$103		$226		$212
INTEREST INCOME
Sempra Generation	$1		$3		$6		$5
Sempra Pipelines & Storage	15		4		17		8
Sempra LNG	1		―		2		―
All other(2)	―		―		1		―
Intercompany eliminations(2)	(5)		(3)		(11)		(5)
Total	$12		$4		$15		$8
DEPRECIATION AND AMORTIZATION
SDG&E	$105	42%	$95	44%	$208	43%	$187	44%
SoCalGas	82	33	77	36	163	34	152	36
Sempra Generation	18	7	16	7	37	8	31	7
Sempra Pipelines & Storage	26	11	10	5	39	8	21	5
Sempra LNG	12	5	13	6	25	5	25	6
All other	5	2	4	2	7	2	9	2
Total	$248	100%	$215	100%	$479	100%	$425	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$42		$44		$91		$75
SoCalGas	28		34		65		90
Sempra Generation	12		6		34		(32)
Sempra Pipelines & Storage	22		7		29		13
Sempra LNG	12		4		23		16
All other	(24)		(36)		(41)		(45)
Total	$92		$59		$201		$117
SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011			2010
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded
before tax:
Sempra Generation	$(1)		$(1)		$	―		$(1)
Sempra Pipelines & Storage	10		12			19		22
All other	(2)		(19)			(11)		(14)
Total	$7		$(8)			$8		$7
Earnings recorded net of tax:
Sempra Pipelines & Storage	$8		$27			$39		$46
EARNINGS (LOSSES)
SDG&E(3)	$71	14%	$75	34%		$160	21%	$158	48%
SoCalGas(3)	59	12	69	31		127	16	134	41
Sempra Generation	50	10	52	23		94	12	1	―
Sempra Pipelines & Storage	337	66	39	17		391	51	77	24
Sempra LNG	18	3	13	6		51	7	45	14
All other	(24)	(5)	(26)	(11)		(54)	(7)	(87)	(27)
Total	$511	100%	$222	100%		$769	100%	$328	100%
					Six months ended June 30,
						2011		2010
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E						$714	58%	$522	62%
SoCalGas						325	27	216	26
Sempra Generation						76	6	5	1
Sempra Pipelines & Storage						103	8	90	11
Sempra LNG						6	1	4	―
All other						1	―	2	―
Total						$1,225	100%	$839	100%
					June 30, 2011			December 31, 2010
ASSETS
SDG&E						$12,366	39%	$12,077	40%
SoCalGas						7,740	24	7,986	26
Sempra Generation						2,021	6	2,401	8
Sempra Pipelines & Storage						7,252	23	5,175	17
Sempra LNG						2,432	8	2,379	8
All other						932	3	1,691	6
Intersegment receivables						(907)	(3)	(1,426)	(5)
Total						$31,836	100%	$30,283	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Generation						$177		$185
Sempra Pipelines & Storage(4)						1,113		1,777
All other						453		803
Total						$1,743		$2,765
(1)		Revenues for reportable segments include intersegment revenues of:
$1 million, $12 million and $11 million for SDG&E, SoCalGas and Sempra Pipelines & Storage, respectively, for the three months ended June 30, 2011.
$3 million, $25 million and $22 million for SDG&E, SoCalGas and Sempra Pipelines & Storage, respectively, for the six months ended June 30, 2011.
$2 million, $10 million and $13 million for SDG&E, SoCalGas and Sempra Pipelines & Storage, respectively, for the three months ended June 30, 2010.
$3 million, $21 million and $27 million for SDG&E, SoCalGas and Sempra Pipelines & Storage, respectively, for the six months ended June 30, 2010.
(2)		Prior year amounts have been revised to present amounts after eliminations between Parent and corporate entities.
(3) After preferred dividends.
(4)		We provide additional information regarding Sempra Pipelines & Storage's investments in Note 3.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements contained in this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2010 Annual Report on Form 10-K (Annual Report), and "Risk Factors" contained in our Annual Report.

OVERVIEW

Sempra Energy is a Fortune 500 energy services holding company whose business units develop energy infrastructure, operate utilities and provide related products and services to their customers. Our operations are divided principally between the Sempra Utilities and Sempra Global. The Sempra Utilities consist of two California regulated public utility companies, (1) San Diego Gas & Electric Company (SDG&E) and (2) Southern California Gas Company (SoCalGas). Sempra Global consists of other businesses engaged in providing energy products and services, including utility companies.

This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	SDG&E

▪	SoCalGas

References in this report to "we," "our" and "Sempra Energy Consolidated" are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context.

Below are summary descriptions of our operating business units, which are also our reportable segments.

SEMPRA ENERGY BUSINESS UNITS

The Sempra Utilities consist of SDG&E and SoCalGas.

SEMPRA UTILITIES
	MARKET	SERVICE TERRITORY
SAN DIEGO GAS & ELECTRIC COMPANY (SDG&E) A regulated public utility; infrastructure supports electric generation, transmission and distribution, and natural gas distribution	▪ Provides electricity to 3.5 million consumers (1.4 million meters) ▪ Provides natural gas to 3.2 million consumers (850,000 meters)	Serves the county of San Diego, California and an adjacent portion of southern Orange County covering 4,100 square miles
SOUTHERN CALIFORNIA GAS COMPANY (SOCALGAS) A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪ Residential, commercial, industrial, utility electric generation and wholesale customers ▪ Covers a population of 20.9 million (5.8 million meters)	Southern California and portions of central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles

Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation. Sempra Global's principal business units, which provide energy-related products and services and include utilities, are

▪	Sempra Generation

▪	Sempra Pipelines & Storage

▪	Sempra LNG

SEMPRA GLOBAL
	MARKET	GEOGRAPHIC REGION
SEMPRA GENERATION Develops, owns and operates, or holds interests in, electric power plants and energy projects	▪ Wholesale electricity	▪ U.S.A. ▪ Mexico
SEMPRA PIPELINES & STORAGE Develops, owns and operates, or holds interests in, natural gas and propane pipelines, natural gas storage facilities, and natural gas and electric utilities	▪ Natural gas ▪ Electricity	▪ U.S.A. ▪ Mexico ▪ Argentina ▪ Chile ▪ Peru
SEMPRA LNG Develops, owns and operates receipt terminals for importation of liquefied natural gas (LNG) and sale of natural gas	▪ Liquefied natural gas ▪ Natural gas	▪ U.S.A. ▪ Mexico ▪ Global

RBS Sempra Commodities LLP

Prior to 2011, our Sempra Commodities segment contained our investment in RBS Sempra Commodities LLP (RBS Sempra Commodities), which held commodities-marketing businesses previously owned by us. Our investment in the partnership is reported on the equity method. We and The Royal Bank of Scotland (RBS), our partner in the joint venture, sold substantially all of the partnership’s businesses and assets in four separate transactions completed in July, November and December of 2010 and February of 2011. We discuss these transactions and other matters concerning the partnership in Note 4 of the Notes to Condensed Consolidated Financial Statements herein and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

The activity in the partnership no longer meets the quantitative thresholds that require Sempra Commodities to be reported as a reportable segment under applicable accounting rules, and we do not consider the remaining wind-down activities of the partnership to be of continuing significance. As a result, effective January 1, 2011, we are reporting the former Sempra Commodities segment in Parent and Other, and have restated prior year information to be consistent with this treatment. Also, in the fourth quarter of 2010, we changed the composition of our reporting segments to include Sempra Rockies Marketing, which was previously included in the Sempra Commodities segment, in the Sempra Generation segment.

Acquisition

On April 6, 2011, Sempra Pipelines & Storage completed the acquisition of AEI’s interests in Chilquinta Energía S.A. (Chilquinta Energía) in Chile and Luz del Sur S.A.A. (Luz del Sur) in Peru. Prior to the acquisition, Sempra Pipelines & Storage and AEI each owned 50 percent of Chilquinta Energía and approximately 38 percent of Luz del Sur, and we reported our interests as equity method investments.  Sempra Pipelines & Storage now owns 100 percent of Chilquinta Energía and approximately 76 percent of Luz del Sur, and the companies are now consolidated. The remaining shares of Luz del Sur are held by institutional investors and the general public. The adjusted purchase price of $888 million resulted from valuing the net assets in Chile, Peru and other holding companies at $495 million, $385 million and $8 million, respectively.

Chilquinta Energía is an electric distribution utility serving more than 600,000 customers in the cities of Valparaiso and Viña del Mar in central Chile. Luz del Sur is an electric distribution utility that serves more than 900,000 customers in the southern zone of metropolitan Lima, Peru, and delivers approximately one-third of all power used in the country. As part of the transaction, Sempra Pipelines & Storage also acquired AEI’s interests in two energy-services companies, Tecnored S.A. (Tecnored) and Tecsur S.A. (Tecsur).

We provide additional information about the acquisition and Sempra Pipelines & Storage’s investments in Chilquinta Energía and Luz del Sur in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪	Overall results of our operations and factors affecting those results

▪	Our business unit results

▪	Significant changes in revenues, costs and earnings between periods

In the three months ended June 30, 2011, our earnings increased by $289 million to $511 million primarily due to a $277 million gain resulting from the remeasurement of our equity method investments at Sempra Pipelines & Storage related to its acquisition of additional interests in Chilquinta Energía and Luz del Sur in April 2011, and $14 million higher earnings related to the operations of Chilquinta Energía and Luz del Sur.

Diluted earnings per share for the three-month period increased by $1.23 per share to $2.12 per share. Components of this increase include

▪	the remeasurement gain in 2011 ($1.15 per share);

▪	higher earnings (excluding the remeasurement gain) ($0.05 per share); and

▪
a decrease in the number of shares outstanding primarily as a result of our $500 million share repurchase program initiated in September 2010 and completed in March 2011. We discuss this share repurchase program in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

In the six months ended June 30, 2011, our earnings increased by $441 million to $769 million primarily due to:

▪	the $277 million gain resulting from the remeasurement of our equity method investments at Sempra Pipelines & Storage;

▪	$96 million litigation expense recorded in the first quarter of 2010 related to an agreement to settle certain energy crisis litigation;

▪	improved results at Sempra Pipelines & Storage (excluding the remeasurement gain), including $20 million higher earnings related to Chilquinta Energía and Luz del Sur; and

▪	lower losses at Parent and Other.

Diluted earnings per share for the six-month period increased by $1.88 per share to $3.19 per share. Components of this increase include

▪	the remeasurement gain in 2011 ($1.15 per share);

▪	the litigation expense in 2010 ($0.38 per share);

▪	higher earnings (excluding the impacts of the 2011 remeasurement gain and 2010 litigation settlement charge) ($0.27 per share); and

▪	a decrease in the number of shares outstanding primarily as a result of our $500 million share repurchase program initiated in September 2010 and completed in March 2011.

The following table shows our earnings (losses) by business unit, which we discuss below in "Business Unit Results."

SEMPRA ENERGY EARNINGS (LOSSES) BY BUSINESS UNIT
(Dollars in millions)
	Three months ended June 30,
	2011		2010
Sempra Utilities:
SDG&E(1)	$71	14%	$75	34%
SoCalGas(1)	59	12	69	31
Sempra Global:
Sempra Generation	50	10	52	23
Sempra Pipelines & Storage	337	66	39	17
Sempra LNG	18	3	13	6
Parent and other(2)	(24)	(5)	(26)	(11)
Earnings	$511	100%	$222	100%
	Six months ended June 30,
	2011		2010
Sempra Utilities:
SDG&E(1)	$160	21%	$158	48%
SoCalGas(1)	127	16	134	41
Sempra Global:
Sempra Generation	94	12	1	―
Sempra Pipelines & Storage	391	51	77	24
Sempra LNG	51	7	45	14
Parent and other(2)	(54)	(7)	(87)	(27)
Earnings	$769	100%	$328	100%
(1)		After preferred dividends.
(2)
Includes after-tax interest expense ($35 million and $37 million for the three months ended June 30, 2011 and 2010, respectively, and $69 million and $75 million for the six months ended June 30, 2011 and 2010, respectively), results from our former Sempra Commodities segment (losses of $1 million and $4 million for the three months ended June 30, 2011 and 2010, respectively, and $6 million and $11 million for the six months ended June 30, 2011 and 2010, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

BUSINESS UNIT RESULTS

The following section is a discussion of earnings (losses) by business unit, as it appears in the table above. All amounts discussed within this subheading, “Business Unit Results,” are after-tax, unless otherwise noted.

EARNINGS BY BUSINESS UNIT -- SEMPRA UTILITIES
(Dollars in millions)

SDG&E

SDG&E business unit earnings were

▪	$71 million in the three months ended June 30, 2011 ($72 million before preferred dividends)

▪	$75 million in the three months ended June 30, 2010 ($76 million before preferred dividends)

▪	$160 million for the first six months of 2011 ($162 million before preferred dividends)

▪	$158 million for the first six months of 2010 ($160 million before preferred dividends)

The decrease of $4 million (5%) in the three months ended June 30, 2011 was primarily due to:

▪	$12 million primarily from the resolution of litigation matters which had a favorable impact on earnings in 2010; and

▪	$2 million higher liability insurance premiums for wildfire coverage; offset by

▪	$7 million increased allowance for funds used during construction (AFUDC) related to equity net of higher interest expense; and

▪	$6 million lower expenses associated with the settlement of 2007 wildfire claims.

The increase of $2 million (1%) for the first six months of 2011 was primarily due to:

▪	$8 million increased AFUDC related to equity net of higher interest expense;

▪	$8 million lower expenses associated with the settlement of 2007 wildfire claims;

▪
$4 million higher authorized margin for California Public Utilities Commission (CPUC)-regulated operations, net of higher operation and maintenance expenses (excluding insurance premiums for wildfire coverage and litigation-related expenses); and

▪	$3 million due to the write-down of deferred tax assets as a result of a change in U.S. tax law regarding the Medicare Part D subsidy in 2010; offset by

▪	$12 million primarily from the resolution of litigation matters which had a favorable impact on earnings in 2010; and

▪	$7 million higher liability insurance premiums for wildfire coverage.

SoCalGas

SoCalGas business unit earnings were

▪	$59 million in the three months ended June 30, 2011 ($60 million before preferred dividends)

▪	$69 million in the three months ended June 30, 2010 ($70 million before preferred dividends)

▪	$127 million for the first six months of 2011 ($128 million before preferred dividends)

▪	$134 million for the first six months of 2010 ($135 million before preferred dividends)

The decrease of $10 million (14%) in the three months ended June 30, 2011 was primarily due to:

▪	$7 million due to an increase in employee benefit costs and other operating expenses, net of higher authorized margin for CPUC-related operations;

▪	$1 million lower non-core storage revenues; and

▪	$1 million higher bad debt accruals.

The decrease of $7 million (5%) for the first six months of 2011 was primarily due to:

▪	$6 million lower regulatory awards;

▪	$6 million due to an increase in employee benefit costs and other operating expenses, net of higher authorized margin for CPUC-related operations;

▪	$2 million lower non-core storage revenues; and

▪	$2 million higher bad debt accruals; offset by

▪	$13 million due to the write-down of deferred tax assets as a result of the change in U.S. tax law regarding the Medicare Part D subsidy in 2010.

EARNINGS BY BUSINESS UNIT – SEMPRA GLOBAL
(Dollars in millions)

Sempra Generation

Sempra Generation recorded business unit earnings of:

▪	$50 million in the three months ended June 30, 2011

▪	$52 million in the three months ended June 30, 2010

▪	$94 million for the first six months of 2011

▪	$1 million for the first six months of 2010

Earnings for the second quarter of 2011 were consistent with the second quarter of the prior year.

The increase of $93 million in the six months ended June 30, 2011 was due to:

▪
$84 million decreased litigation expense primarily related to a 2010 agreement to settle energy crisis litigation, as we discuss in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report; and

▪	$15 million lower operation and maintenance costs as a result of 2010 scheduled plant maintenance and earthquake damage to our Mexicali power plant; offset by

▪	$4 million higher depreciation expense.

Sempra Pipelines & Storage

Sempra Pipelines & Storage recorded business unit earnings of:

▪	$337 million in the three months ended June 30, 2011

▪	$39 million in the three months ended June 30, 2010

▪	$391 million for the first six months of 2011

▪	$77 million for the first six months of 2010

The increase of $298 million in the three months ended June 30, 2011 was primarily due to:

▪	$277 million gain related to the remeasurement of the Chilquinta Energía and Luz del Sur equity method investments;

▪	$14 million higher earnings primarily related to the acquisition of additional interests in Chilquinta Energía and Luz del Sur in April 2011; and

▪	$5 million higher earnings from pipeline assets in Mexico acquired in April 2010.

The increase of $314 million for the first six months of 2011 was primarily due to:

▪	$277 million gain related to the remeasurement of the Chilquinta Energía and Luz del Sur equity method investments;

▪	$20 million higher earnings primarily related to the acquisition of additional interests in Chilquinta Energía and Luz del Sur in April 2011; and

▪	$13 million higher earnings from pipeline assets in Mexico acquired in April 2010.

Sempra LNG

Sempra LNG recorded earnings of:

▪	$18 million in the three months ended June 30, 2011

▪	$13 million in the three months ended June 30, 2010

▪	$51 million for the first six months of 2011

▪	$45 million for the first six months of 2010

The increases of $5 million and $6 million in the three months and six months ended June 30, 2011, respectively, were primarily due to higher earnings from contractual counterparty obligations for non-delivery of cargoes.

Parent and Other

Losses for Parent and Other were

▪	$24 million in the three months ended June 30, 2011

▪	$26 million in the three months ended June 30, 2010

▪	$54 million for the first six months of 2011

▪	$87 million for the first six months of 2010

Losses for the second quarter of 2011 were consistent with the corresponding period of the prior year.

The decrease in losses of $33 million (38%) for the first six months of 2011 was primarily due to:

▪	$26 million increase in income tax benefits; and

▪	$12 million energy crisis litigation expense recorded in 2010 related to our former commodities-marketing businesses; offset by

▪	$5 million equity losses from our former commodities-marketing businesses in 2011 compared to $6 million equity earnings in 2010.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E and SoCalGas.

Utilities Revenues

Our utilities revenues include

Natural gas revenues at:

▪	SDG&E

▪	SoCalGas

▪	Mobile Gas Service Corporation (Mobile Gas), a regulated natural gas distribution utility in southwest Alabama

▪	Ecogas Mexico, S de RL de CV (Ecogas), a regulated natural gas distribution utility in Northern Mexico

Electric revenues at:

▪	SDG&E

▪	Chilquinta Energía

▪	Luz del Sur

Intercompany revenues included in the separate revenues of each utility are eliminated in the Sempra Energy Condensed Consolidated Statements of Operations.

The Sempra Utilities

The current regulatory framework for SoCalGas and SDG&E permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed on to customers substantially as incurred. However, SoCalGas' Gas Cost Incentive Mechanism provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

The regulatory framework also permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered in the next year through rates.

The table below summarizes Utilities Revenues for Sempra Energy, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Electric revenues:
SDG&E	$583	$589	$1,248	$1,152
Sempra Pipelines & Storage	324	―	324	―
Eliminations and adjustments	(1)	(3)	(3)	(4)
Total	906	586	1,569	1,148
Natural gas revenues:
SoCalGas	876	834	1,932	2,016
SDG&E	114	103	289	282
Sempra Pipelines & Storage	38	38	103	117
Eliminations and adjustments	(12)	(11)	(25)	(22)
Total	1,016	964	2,299	2,393
Total utilities revenues	$1,922	$1,550	$3,868	$3,541
Cost of natural gas:
SoCalGas	$335	$318	$866	$992
SDG&E	52	44	135	133
Sempra Pipelines & Storage	19	21	52	67
Eliminations and adjustments	(3)	(2)	(8)	(8)
Total	$403	$381	$1,045	$1,184
Cost of electric fuel and purchased power:
SDG&E	$156	$129	$327	$277
Sempra Pipelines & Storage	241	―	241	―
Total	$397	$129	$568	$277

Sempra Energy Consolidated

Electric Revenues

During the three months ended June 30, 2011, our electric revenues increased by $320 million (55%) to $906 million primarily due to:

▪	$324 million from the consolidation of electric revenues of Chilquinta Energía and Luz del Sur acquired in April 2011; offset by

▪	$6 million decrease at SDG&E, which we discuss below.

Our utilities’ cost of electric fuel and purchased power increased by $268 million to $397 million in the three months ended June 30, 2011 primarily due to:

▪	$241 million from the consolidation of cost of electric fuel and purchased power of Chilquinta Energía and Luz del Sur; and

▪	$27 million increase at SDG&E, which we discuss below.

During the six months ended June 30, 2011, electric revenues increased by $421 million (37%) to $1.6 billion, primarily due to:

▪	$324 million from the consolidation of electric revenues of Chilquinta Energía and Luz del Sur acquired in April 2011; and

▪	$96 million increase at SDG&E, which we discuss below.

Our utilities’ cost of electric fuel and purchased power increased by $291 million to $568 million in the six months ended June 30, 2011 primarily due to:

▪	$241 million from the consolidation of cost of electric fuel and purchased power of Chilquinta Energía and Luz del Sur; and

▪	$50 million increase at SDG&E, which we discuss below.

Natural Gas Revenues

During the three months ended June 30, 2011, Sempra Energy’s natural gas revenues increased by $52 million (5%) to $1.0 billion, and the cost of natural gas increased by $22 million (6%) to $403 million. During the six months ended June 30, 2011, our natural gas revenues decreased by $94 million (4%) to $2.3 billion, and the cost of natural gas decreased by $139 million (12%) to $1.0 billion.

The changes in natural gas revenues and cost of natural gas for both the three months and six months ended June 30, 2011 were primarily attributable to SoCalGas. We discuss the changes in natural gas revenues and the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for SDG&E for the six-month periods ended June 30, 2011 and 2010. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

SDG&E
ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	Six months ended June 30, 2011		Six months ended June 30, 2010
Customer class	Volumes	Revenue	Volumes	Revenue
Residential	3,624	$583	3,539	$507
Commercial	3,302	478	3,201	418
Industrial	996	119	1,039	113
Direct access	1,568	68	1,484	54
Street and highway lighting	53	7	50	6
	9,543	1,255	9,313	1,098
Other revenues		55		54
Balancing accounts		(62)		―
Total(1)		$1,248		$1,152
(1) Includes sales to affiliates of $3 million in 2011 and $4 million in 2010.

During the three months ended June 30, 2011, electric revenues decreased by $6 million (1%) to $583 million at SDG&E, primarily due to:

▪	$46 million lower recoverable expenses that are fully offset in operation and maintenance expenses; offset by

▪	$17 million increase in the cost of electric fuel and purchased power due to higher prices and increased electric demand;

▪	$14 million higher authorized base margin on electric generation and distribution; and

▪	$4 million higher authorized transmission margin.

SDG&E’s cost of electric fuel and purchased power increased by $27 million (21%) to $156 million in the three months ended June 30, 2011 primarily due to an increase in electric fuel and purchased-power prices and increased electric demand.

During the six months ended June 30, 2011, electric revenues increased by $96 million (8%) to $1.2 billion, primarily due to:

▪	$38 million increase in the cost of electric fuel and purchased power due to higher prices and increased electric demand;

▪	$29 million higher authorized base margin on electric generation and distribution; and

▪	$9 million higher authorized transmission margin.

SDG&E’s cost of electric fuel and purchased power increased by $50 million (18%) to $327 million in the six months ended June 30, 2011 primarily due to an increase in electric fuel and purchased-power costs due to higher prices and increased electric demand.

We do not include in the Condensed Consolidated Statements of Operations the commodity costs (and the revenues to recover those costs) associated with long-term contracts that are allocated to SDG&E by the California Department of Water Resources (DWR). However, we do include the associated volumes and distribution revenues in the table above. We provide further discussion of these contracts in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E and SoCalGas: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for SDG&E and SoCalGas for the six-month periods ended June 30, 2011 and 2010. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in market prices, natural gas revenues recorded during a period are impacted by the difference between customer billings and recorded or CPUC-authorized costs.  These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation			Total
Customer class	Volumes	Revenue	Volumes	Revenue		Volumes	Revenue
Six months ended June 30, 2011:
Residential	20	$210	―	$	―	20	$210
Commercial and industrial	8	59	4		5	12	64
Electric generation plants	―	―	13		4	13	4
	28	$269	17		$9	45	278
Other revenues							17
Balancing accounts							(6)
Total							$289
Six months ended June 30, 2010:
Residential	19	$207	―	$	―	19	$207
Commercial and industrial	8	60	4		6	12	66
Electric generation plants	―	―	14		3	14	3
	27	$267	18		$9	45	276
Other revenues							18
Balancing accounts							(12)
Total(1)							$282
(1) Includes sales to affiliates of $1 million in 2010.

During the three months ended June 30, 2011, SDG&E's natural gas revenues increased by $11 million (11%) to $114 million, and the cost of natural gas increased by $8 million (18%) to $52 million. During the six months ended June 30, 2011, SDG&E's natural gas revenues increased by $7 million (2%) to $289 million, and the cost of natural gas increased by $2 million (2%) to $135 million.

SDG&E’s average cost of natural gas for the three months ended June 30, 2011 was $4.90 per thousand cubic feet (Mcf) compared to $4.29 per Mcf for the corresponding period in 2010, a 14-percent increase of $0.61 per Mcf, resulting in higher revenues and cost of $7 million. For the first six months of 2011, SDG&E’s average cost of natural gas was $4.86 per Mcf compared to $5.03 per Mcf for the corresponding period in 2010, a 3-percent decrease of $0.17 per Mcf, resulting in lower revenues and cost of $5 million. The decrease due to the lower average cost of natural gas delivered was offset by higher demand for natural gas, which resulted in higher revenues and cost of $7 million in 2011.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Six months ended June 30, 2011:
Residential	140	$1,307	1	$2	141	$1,309
Commercial and industrial	55	411	134	111	189	522
Electric generation plants	―	―	69	20	69	20
Wholesale	―	―	73	10	73	10
	195	$1,718	277	$143	472	1,861
Other revenues						45
Balancing accounts						26
Total(1)						$1,932
Six months ended June 30, 2010:
Residential	136	$1,315	1	$2	137	$1,317
Commercial and industrial	54	424	130	113	184	537
Electric generation plants	―	―	69	16	69	16
Wholesale	―	―	76	8	76	8
	190	$1,739	276	$139	466	1,878
Other revenues						46
Balancing accounts						92
Total(1)						$2,016
(1) Includes sales to affiliates of $25 million in 2011 and $21 million in 2010.

During the three months ended June 30, 2011, SoCalGas’ natural gas revenues increased by $42 million (5%) to $876 million, and the cost of natural gas increased by $17 million (5%) to $335 million. The increase in revenues was primarily due to:

▪	the increase in cost of natural gas, which was caused primarily by higher natural gas prices, as we discuss below;

▪	$16 million higher recovery of CPUC-authorized costs, which revenues are fully offset in operation and maintenance expenses; and

▪	$14 million higher authorized base margin.

During the six months ended June 30, 2011, SoCalGas’ natural gas revenues decreased by $84 million (4%) to $1.9 billion, and the cost of natural gas decreased by $126 million (13%) to $866 million. The decrease in revenues was primarily due to:

▪	the decrease in cost of natural gas, which was caused primarily by lower natural gas prices, as we discuss below; and

▪	$10 million lower regulatory awards; offset by

▪	$35 million higher recovery of CPUC-authorized costs, which revenues are fully offset in operation and maintenance expenses; and

▪	$27 million higher authorized base margin.

SoCalGas’ average cost of natural gas for the three months ended June 30, 2011 was $4.60 per Mcf compared to $4.32 per Mcf for the corresponding period in 2010, a 6-percent increase of $0.28 per Mcf, resulting in higher revenues and cost of $21 million.

For the first six months of 2011, SoCalGas’ average cost of natural gas was $4.45 per Mcf compared to $5.23 per Mcf for the corresponding period in 2010, a 15-percent decrease of $0.78 per Mcf, resulting in lower revenues and cost of $151 million. The decrease due to the lower average cost of natural gas delivered was partially offset by higher demand for natural gas, which resulted in higher revenues and cost of $25 million in 2011.

Sempra Pipelines & Storage Utilities: Revenues and Cost of Sales

Sempra Pipelines & Storage’s utilities are Chilquinta Energía, Luz del Sur, Mobile Gas and Ecogas.

Revenues generated by Chilquinta Energía and Luz del Sur are based on tariffs that are set by government agencies in their respective countries based on an efficient model distribution company defined by those agencies. The tariffs include operation and maintenance costs, an internal rate of return on the new replacement value (VNR) of depreciable assets, charges for the use of transmission systems, and a component for the value added by the distributor. Tariffs are designed to provide for a pass-through to customers of the main noncontrollable cost items (mainly power purchases and transmission charges), recovery of reasonable operating and administrative costs, incentives to reduce costs and make needed capital investments and a regulated rate of return on the distributor’s regulated asset base. Because the tariffs are based on a model and are intended to cover the costs of the model, but are not based on the costs of the specific utility and may not result in full cost recovery, they do not meet the requirement necessary for treatment under applicable accounting principles generally accepted in the United States of America (GAAP) for regulatory accounting.

Operations of Mobile Gas and Ecogas qualify for regulatory accounting treatment under applicable GAAP, similar to the Sempra Utilities.

The table below summarizes natural gas and electric revenue for Sempra Pipelines & Storage’s utilities for the six months ended June 30, 2011 and 2010:

SEMPRA PIPELINES & STORAGE UTILITIES
NATURAL GAS AND ELECTRIC REVENUE
(Dollars in millions)
	Six months ended June 30, 2011		Six months ended June 30, 2010
Customer class	Volumes	Revenue	Volumes	Revenue
Natural Gas Sales (billion cubic feet):
Mobile Gas	19	$53	18		$62
Ecogas	11	50	11		55
Total	30	$103	29		$117

Electric Sales (million kilowatt hours)(1):
Luz del Sur	1,570	$156	―	$	―
Chilquinta Energía	604	154	―		―
	2,174	310	―		―
Other service revenues		14			―
Total		$324		$	―
(1) Luz del Sur and Chilquinta Energía were accounted for under the equity method until April 6, 2011, when they became consolidated entities upon our acquisition of additional ownership interests.

Energy-Related Businesses: Revenues and Cost of Sales

During the three months ended June 30, 2011, revenues from our energy-related businesses increased by $42 million (9%) to $500 million. The increase included $46 million higher revenues at Sempra Pipelines & Storage, including $37 million primarily from the consolidation of non-utility revenues from the acquisition of the controlling interests in two energy-services companies, Tecnored and Tecsur, in April 2011. This increase was partially offset by $7 million lower revenues at Sempra LNG due to lower natural gas revenues, offset by an increase in contractual counterparty obligations for non-delivery of cargoes.

During the three months ended June 30, 2011, the cost of natural gas, electric fuel and purchased power from our energy-related businesses decreased by $23 million (10%) to $212 million. The decrease included $21 million at Sempra LNG, primarily associated with its lower natural gas revenues.

During the six months ended June 30, 2011, revenues from our energy-related businesses decreased by $13 million (1%) to $988 million. The decrease was primarily due to:

▪	$49 million lower revenues at Sempra Generation due to decreased power sales and lower power prices; and

▪
$26 million lower revenues at Sempra LNG primarily due to decreased natural gas sales and lower natural gas prices in 2011, partially offset by an increase in contractual counterparty obligations for non-delivery of cargoes; offset by

▪
$59 million higher revenues at Sempra Pipelines & Storage, including $37 million primarily from the consolidation of non-utility revenues of Tecnored and Tecsur, and $17 million from natural gas storage and marketing operations.

During the six months ended June 30, 2011, the cost of natural gas, electric fuel and purchased power from our energy-related businesses decreased by $86 million (16%) to $442 million. The decrease included $58 million at Sempra Generation and $34 million at Sempra LNG, primarily associated with their lower revenues.

Litigation Expense

Sempra Energy Consolidated

In the six months ended June 30, 2010, we recorded litigation expense of $167 million, which included $161 million related to the agreement to settle certain energy crisis litigation.

Other Operation and Maintenance

Sempra Energy Consolidated

For the three months ended June 30, 2011, our other operation and maintenance expenses increased by $51 million (8%) to $667 million. The increase included

▪	$34 million higher operation and maintenance expenses at SoCalGas, including $16 million higher recoverable expenses; and

▪	$28 million at Sempra Pipelines & Storage from the consolidation of expenses related to Chilquinta Energía and Luz del Sur; offset by

▪
$18 million lower operation and maintenance expenses at SDG&E (which excludes $9 million of higher litigation expense separately reported as Litigation Expense on the Sempra Energy Condensed Consolidated Statements of Operations).

For the six months ended June 30, 2011, our other operation and maintenance expenses increased by $107 million (9%) to $1.3 billion. The increase included

▪	$60 million higher operation and maintenance expenses at SoCalGas, including $35 million higher recoverable expenses;

▪	$31 million at Sempra Pipelines & Storage, including $28 million from the consolidation of expenses related to Chilquinta Energía and Luz del Sur; and

▪
$27 million higher operation and maintenance expenses at SDG&E (which excludes $5 million of higher litigation expense separately reported as Litigation Expense on the Sempra Energy Condensed Consolidated Statements of Operations); offset by

▪	$21 million lower operation and maintenance expenses at Sempra Generation due to 2010 having major scheduled plant maintenance and earthquake damage to our Mexicali power plant.

We discuss in more detail the changes in operation and maintenance expenses at SDG&E below.

Operation and Maintenance

SDG&E

For the three months ended June 30, 2011, SDG&E's operation and maintenance expenses decreased by $9 million (4%) to $228 million. The decrease was due to:

▪	$47 million lower recoverable expenses; offset by

▪	$14 million higher expenses at Otay Mesa VIE;

▪	$9 million of expenses associated with litigation matters; and

▪	$7 million increase in liability insurance premiums for wildfire coverage.

For the six months ended June 30, 2011, SDG&E's operation and maintenance expenses increased by $32 million (7%) to $501 million primarily due to:

▪	$15 million increase in liability insurance premiums for wildfire coverage;

▪	$13 million higher expenses at Otay Mesa VIE; and

▪	$5 million higher expenses associated with litigation matters.

Remeasurement of Equity Method Investments

In the three months and six months ended June 30, 2011, we recorded a $277 million gain from the remeasurement of our equity method investments in Chilquinta Energía in Chile and Luz del Sur in Peru.  As we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein, we calculated the gain as the difference between the acquisition-date fair value ($882 million) and the book value ($605 million) of our equity interests in Chilquinta Energía and Luz del Sur immediately prior to the acquisition date.

Other Income (Expense), Net

Sempra Energy Consolidated

In the three months ended June 30, 2011, other income, net, increased by $23 million to $31 million primarily due to:

▪
$2 million of gains on interest rate and foreign exchange instruments in 2011 compared to $14 million of losses in 2010 (including $25 million losses on interest rate instruments at Otay Mesa VIE, offset by $10 million of gain on an interest rate instrument at Parent and Other);

▪	$8 million increase in the equity portion of AFUDC attributable to SDG&E; and

▪	$9 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans.

In the six months ended June 30, 2011, other income, net, increased by $58 million to $74 million primarily due to:

▪
$12 million of gains on interest rate and foreign exchange instruments in 2011 compared to $23 million of losses in 2010 (including $34 million losses on interest rate instruments at Otay Mesa VIE, offset by $10 million of gain on an interest rate instrument at Parent and Other);

▪	$14 million increase in the equity portion of AFUDC attributable to SDG&E; and

▪	$14 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans.

SDG&E

In the three months ended June 30, 2011, other income, net, was $13 million compared to other expense, net, of $16 million in 2010. The change included

▪	$25 million of losses on interest rate instruments at Otay Mesa VIE in 2010; and

▪	$8 million increase in the equity portion of AFUDC primarily due to construction on the Sunrise Powerlink project.

For the six months ended June 30, 2011, other income, net, was $29 million compared to other expense, net, of $16 million in 2010. The change included

▪	$34 million of losses on interest rate instruments at Otay Mesa VIE in 2010; and

▪	$14 million increase in the equity portion of AFUDC primarily due to construction on the Sunrise Powerlink project.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,
	2011		2010
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$92	16%	$59	25%
SDG&E	42	44	44	44
SoCalGas	28	32	34	33
	Six months ended June 30,
	2011		2010
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$201	22%	$117	31%
SDG&E	91	38	75	36
SoCalGas	65	34	90	40

Sempra Energy Consolidated

The increase in income tax expense in the three months ended June 30, 2011 was primarily due to higher pretax income offset by a lower effective income tax rate. The lower effective income tax rate was primarily due to:

▪
higher income in countries with lower statutory rates, including a $277 million non-taxable gain from remeasurement of our equity method investments related to our acquisition from AEI of their investments in Chile and Peru, discussed below; and

▪	higher exclusions from taxable income of the equity portion of AFUDC; offset by

▪	$2 million tax expense in 2011 compared to $4 million tax benefit in 2010 due to Mexican currency translation and inflation adjustments; and

▪	lower planned investment tax credits.

In the six months ended June 30, 2011, Sempra Energy's income tax expense increased due to higher pretax income, offset by a lower effective income tax rate. The lower effective income tax rate was primarily due to:

▪
higher income in countries with lower statutory rates, including a $277 million non-taxable gain from remeasurement of our equity method investments related to our acquisition from AEI of their investments in Chile and Peru, discussed below;

▪
a $16 million write-down in 2010 of the deferred tax assets related to other postretirement benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy;

▪	higher exclusions from taxable income of the equity portion of AFUDC; and

▪	higher deductions for self-developed software costs; offset by

▪	lower favorable adjustments related to prior years' income tax issues;

▪	an increase in the amount by which book depreciation for the Sempra Utilities exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; and

▪	higher tax expense in 2011 due to Mexican currency translation and inflation adjustments.

As we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein, we recorded a $277 million gain in connection with our acquisition of AEI’s interests in Chilquinta Energía in Chile and Luz del Sur in Peru.  However, we recorded no corresponding income tax expense because, for the foreseeable future, our investments in Chile and Peru are considered permanent in nature (i.e., will not be held out for sale).  In addition, we continue to expect to reinvest indefinitely all cumulative undistributed earnings, for the foreseeable future, for all non-U.S. subsidiaries, including our subsidiaries in Chile and Peru.  Deferred income tax expense related to all, or a part, of the $277 million gain would need to be recorded if either, or both, of these investments were to be held out for sale.  Deferred income tax expense would also need to be recorded if all, or part, of the cumulative undistributed earnings in either Chile or Peru, or both, were no longer considered to be reinvested indefinitely.

SDG&E

SDG&E’s income tax expense decreased in the three months ended June 30, 2011 due to:

▪	the impact of Otay Mesa VIE, as we discuss below; and

▪	lower pretax book income; offset by

▪	higher unfavorable adjustments related to prior years’ income tax issues.

SDG&E’s income tax expense increased in the six months ended June 30, 2011 due to higher pretax income and a higher effective tax rate primarily resulting from:

▪	unfavorable adjustments related to prior years' income tax issues in 2011 versus favorable adjustments in 2010; and

▪	an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; offset by

▪	the impact of Otay Mesa VIE, as we discuss below;

▪	higher exclusions from taxable income of the equity portion of AFUDC;

▪	a $3 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above; and

▪	higher deductions for self-developed software costs.

Results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is consolidated, and therefore, their effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate.

SoCalGas

In the three months ended June 30, 2011, income tax expense decreased at SoCalGas primarily due to lower pretax income, as well as a lower effective income tax rate primarily due to:

▪	a decrease in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes; offset by

▪	higher unfavorable adjustments related to prior years’ income tax issues.

In the six months ended June 30, 2011, income tax expense decreased at SoCalGas primarily due to lower pretax income, as well as a lower effective income tax rate primarily due to:

▪	a $13 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discussed above; and

▪	higher deductions for self-developed software costs; offset by

▪	an increase in the amount by which book depreciation exceeds normalized tax depreciation, which is not treated as a deferred tax asset for ratemaking purposes.

The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (2010 Tax Act) was signed into law.  The 2010 Tax Act included the extension of bonus depreciation for U.S. federal income tax purposes for years 2010 through 2012 and an increase in the rate of bonus depreciation from 50 percent to 100 percent. This increased rate only applies to certain investments made after September 8, 2010 through December 31, 2012.  Self-constructed property, where the construction period exceeds one year, construction starts between December 31, 2007 and January 1, 2013, and the property is placed in service by December 31, 2013, will qualify for bonus depreciation in 2013 at either the original or increased rate.

Additionally, the 2010 Tax Act extended for years 2010 and 2011 the U.S. federal income tax law known as the look-through rule. This rule allows, under certain situations, for certain non-operating activity (e.g., dividend income, royalty income, interest income, rental income, etc.) of a greater than 50-percent owned non-U.S. subsidiary, to not be taxed under U.S. federal income tax law. If this rule is not extended beyond 2011, Sempra Energy’s effective income tax rate could potentially increase in subsequent years.

We provide further discussion regarding the 2010 Tax Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Equity Earnings, Net of Income Tax

Equity earnings, net of income tax, consisting of earnings from Sempra Pipelines & Storage’s equity method investments, were $8 million in the three months ended June 30, 2011 compared to $27 million for the corresponding period in 2010. The decrease in 2011 was primarily due to:

▪	$22 million lower earnings related to equity method investments in Chile and Peru, for entities that are now consolidated; offset by

▪	$4 million higher earnings related to the joint-venture interest acquired from El Paso Corporation in April 2010.

Equity earnings, net of income tax, were $39 million in the six months ended June 30, 2011 compared to $46 million for the corresponding period in 2010. The decrease in 2011 was primarily due to:

▪	$17 million lower earnings related to equity method investments in Chile and Peru, for entities that are now consolidated; offset by

▪	$11 million higher earnings related to the joint-venture interest acquired from El Paso Corporation in April 2010.

Losses Attributable to Noncontrolling Interests

Sempra Energy Consolidated

Losses attributable to noncontrolling interests decreased by $8 million to $12 million in the three months ended June 30, 2011 primarily due to:

▪	$8 million earnings primarily from noncontrolling interests at Luz del Sur in 2011; and

▪	$2 million lower losses related to Otay Mesa VIE, which we discuss below.

Losses attributable to noncontrolling interests decreased by $20 million to $8 million in the six months ended June 30, 2011 primarily due to:

▪	$14 million lower losses related to Otay Mesa VIE, which we discuss below; and

▪	$8 million earnings primarily from noncontrolling interests at Luz del Sur in 2011.

SDG&E

Losses attributable to noncontrolling interests, all related to Otay Mesa VIE, decreased by $2 million in the three months ended June 30, 2011 primarily due to:

▪	$25 million of losses on interest rate instruments in 2010; and

▪	$3 million in interest expense in 2010; offset by

▪	$24 million decrease in operating income in 2011.

Losses attributable to noncontrolling interests, all related to Otay Mesa VIE, decreased by $14 million in the six months ended June 30, 2011 primarily due to:

▪	$34 million of losses on interest rate instruments in 2010; and

▪	$7 million in interest expense in 2010; offset by

▪	$22 million decrease in operating income in 2011.

Earnings

We discuss variations in Sempra Energy's earnings by business unit above in "Business Unit Results."

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends.  In addition, we may meet our cash requirements through the issuance of short-term and long-term debt and the expected distributions from RBS Sempra Commodities related to proceeds from the transactions to sell certain businesses within the joint venture, as we discuss below.

Our committed lines of credit provide liquidity and support commercial paper.  As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy, Sempra Global and the Sempra Utilities each have four-year revolving credit facilities, expiring in 2014. At Sempra Energy and Sempra Global, the agreements are syndicated broadly among 23 different lenders and at the Sempra Utilities, among 22 different lenders.  No single lender has greater than a 7-percent share in any facility.

The table below shows the amount of available funds at June 30, 2011:

AVAILABLE FUNDS AT JUNE 30, 2011
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents	$392	$85	$16
Available unused credit(1)	2,904	363	563
(1)
Borrowings on the shared line of credit at SDG&E and SoCalGas are limited to $600 million for each utility and $800 million in total. SDG&E's available funds reflect variable-rate demand notes outstanding of $237 million supported by the line. SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

Sempra Energy Consolidated

We believe that these available funds and cash flows from operations, distributions from equity method investments and security issuances, combined with current cash balances, will be adequate to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund shareholder dividends

▪	fund new business acquisitions or start-ups

In March 2011, Sempra Energy publicly offered and sold $500 million of 2-percent notes and $300 million of floating rate notes, both maturing in 2014. SDG&E and SoCalGas issued long-term debt in 2010 in the aggregate principal amounts of $750 million and $300 million, respectively. Changing economic conditions could affect the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or we were to be unable to borrow under acceptable terms, we would reduce or postpone discretionary capital expenditures and investments in new businesses. If these measures were necessary, they would primarily impact our Sempra Global businesses. We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.

In three separate transactions during 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our joint-venture partnership that comprised our commodities-marketing businesses. As we conclude the transactions to divest the businesses, we expect to recover our remaining $439 million investment in the partnership throughout 2011 and possibly into early 2012. We are providing transitional back-up guarantees, some of which may continue for a prolonged period of time. Either RBS or JP Morgan, one of the buyers in the sales transactions, has fully indemnified us for any claims or losses in connection with the related transactions.

We provide additional information about RBS Sempra Commodities and the sales transactions and guarantees in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 5 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

In April 2011, Sempra Pipelines & Storage acquired AEI’s interests in Chilquinta Energía, Luz del Sur, and related entities for $611 million in cash (net of cash acquired). This transaction was funded with excess funds from foreign operations, proceeds from divestitures and short-term debt.

We provide additional information about Chilquinta Energía and Luz del Sur in Note 3 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4 and 19 of the Notes to Consolidated Financial Statements in the Annual Report.

We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits, and nuclear decommissioning. Changes in asset values, which are dependent on the activity in the equity and fixed income markets, have not affected the trust funds’ abilities to make required payments, but may impact funding requirements for pension and other postretirement benefit plans. At the Sempra Utilities, funding requirements are generally recoverable in rates.

We discuss our principal credit agreements more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Utilities

SoCalGas expects that cash flows from operations and debt issuances will continue to be adequate to meet its capital expenditure requirements. In March 2011, Sempra Energy made a $200 million capital contribution to SDG&E, and SDG&E expects its cash flows from operations and debt issuances will be adequate to meet its future capital expenditure requirements.

SoCalGas declared and paid a $50 million common dividend in 2011 and a $100 million common dividend in 2010.

However, the level of future common dividends from SDG&E and SoCalGas may be reduced or eliminated during periods of increased capital expenditures. Sempra Energy may from time to time make additional equity contributions to SDG&E and SoCalGas to support the Sempra Utilities’ capital expenditure programs.

Sempra Generation

We expect Sempra Generation to require funds for the development of electric generation facilities, primarily renewable energy projects. Projects at Sempra Generation may be financed through a combination of operating cash flow, project financing, funds from the parent, external borrowings, partnering in joint ventures and the sale of its El Dorado natural gas power plant to SDG&E on October 1, 2011. Cash flows from operations at Sempra Generation are expected to decrease upon the expiration of its contract with the DWR in September 2011, due to less favorable pricing on replacement contracts, and the sale of El Dorado. Also, Sempra Generation may not be able to replace all of the lost revenue.

Some of Sempra Generation's long-term power sale contracts contain collateral requirements, although the DWR contracts do not contain such requirements. The collateral arrangements require Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies if Sempra Generation fails to deliver the contracted amounts. Sempra Generation had no outstanding collateral requirements under such contracts at June 30, 2011.

Sempra Pipelines & Storage

Sempra Pipelines & Storage is expected to require funding from the parent or from external sources to fund projects and investments, including development and expansion of its natural gas storage projects. We expect projects at Chilquinta Energía and Luz del Sur to be funded by external borrowings and funds internally generated by Chilquinta Energía and Luz del Sur.

Sempra LNG

We expect Sempra LNG to provide operating cash flow for other development within Sempra Global from the operations of its two LNG receipt terminals, Energía Costa Azul and Cameron.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2011	2011 Change		2010
Sempra Energy Consolidated	$1,139	$(168)	(13)%	$1,307
SDG&E	556	335	152	221
SoCalGas	436	(185)	(30)	621

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy decreased in 2011 primarily due to:

▪	a $162 million decrease in accounts receivable in 2011 compared to a $315 million decrease in accounts receivable in 2010;

▪	$145 million lower distributions received from RBS Sempra Commodities; and

▪	other working capital changes, as discussed below; offset by

▪	$262 million higher net income, adjusted for noncash items, in 2011 compared to 2010.

Other working capital changes in 2011 compared to 2010 reflect a $363 million reduction in accrued liabilities for the payment in 2011 of wildfire settlement claims ($233 million) and the settlement paid related to energy crisis litigation ($130 million), as well as the accrual of the latter in the first quarter of 2010, offset by $300 million of funds received from a wildfire litigation settlement.

SDG&E

Cash provided by operating activities at SDG&E increased in 2011 primarily due to:

▪	$141 million higher net income, adjusted for noncash items, in 2011 compared to 2010; and

▪	$300 million of funds received from a wildfire litigation settlement, which is offset by an increase in restricted cash in cash flows from investing activities; offset by

▪	$233 million in settlement payments for the 2007 wildfires in 2011, compared to $97 million net settlement payments for the 2007 wildfires in 2010.

SoCalGas

Cash provided by operating activities at SoCalGas decreased in 2011 primarily due to:

▪	a $169 million decrease in accounts receivable in 2011 compared to a $228 million decrease in accounts receivable in 2010; and

▪
a $44 million decrease in regulatory balancing accounts in 2011 compared to a $90 million increase in 2010. Over- and undercollected regulatory balancing accounts reflect the difference between customer billings and recorded or CPUC-authorized costs. These differences are required to balanced over time; offset by

▪	$52 million higher net income, adjusted for noncash items, in 2011 compared to 2010.

The table below shows the contributions to pension and other postretirement benefit plans for the six months ended June 30, 2011.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$70	$37
SDG&E	17	8
SoCalGas	22	28

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2011	2011 Change		2010
Sempra Energy Consolidated	$(1,653)	$486	42%	$(1,167)
SDG&E	(791)	282	55	(509)
SoCalGas	(536)	68	15	(468)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy increased in 2011 primarily due to:

▪	$611 million in cash used to fund Sempra Pipelines & Storage’s purchase of South American entities;

▪	a $300 million increase in restricted cash due to funds received from a wildfire litigation settlement; and

▪	a $386 million increase in capital expenditures; offset by

▪	$233 million in payments for claims related to wildfire litigation using restricted funds received from a wildfire litigation settlement;

▪	$276 million in distributions received from RBS Sempra Commodities in 2011;

▪	Sempra Pipelines & Storage’s $285 million acquisition (net of cash acquired) resulting in the purchase of Mexican pipeline and natural gas infrastructure assets in 2010; and

▪	lower contributions to Rockies Express. A $65 million contribution in the first quarter of 2010 was the last required for the construction phase of the project.

SDG&E

Cash used in investing activities at SDG&E increased in 2011 primarily due to:

▪	a $300 million increase in restricted cash due to funds received from a wildfire litigation settlement; and

▪	a $192 million increase in capital expenditures; offset by

▪	$233 million in payments for claims related to wildfire litigation using restricted funds received from a wildfire litigation settlement.

SoCalGas

Cash used in investing activities at SoCalGas increased in 2011 primarily due to:

▪	a $109 million increase in capital expenditures; offset by

▪	a $41 million lower increase in the amount advanced to Sempra Energy in 2011 as compared to 2010.

FUTURE CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2011, we expect to make capital expenditures and investments of approximately $3.8 billion, net of transferring Sempra Generation’s El Dorado facility to SDG&E. These expenditures include:

▪	$2.6 billion at the Sempra Utilities for capital projects and plant improvements ($1.9 billion at SDG&E and $690 million at SoCalGas)

▪
$1.4 billion at our other subsidiaries for the acquisition of AEI’s interests in Chile and Peru, development of natural gas storage facilities, capital projects in South America, and renewable generation projects

The Sempra Utilities expect the $2.6 billion of capital expenditures to include:

▪	$800 million for additions to SDG&E’s natural gas and electric distribution systems, advanced metering infrastructure, and electric generation plant and equipment

▪	$700 million at SDG&E for the Sunrise Powerlink transmission line

▪	$200 million for improvements to SDG&E’s electric transmission infrastructure

▪	$200 million for the transfer of Sempra Generation’s El Dorado facility to SDG&E

▪	$690 million at SoCalGas for improvements to distribution and transmission systems, and for advanced metering infrastructure

The Sempra Utilities expect to finance these expenditures and investments with cash flows from operations, cash on hand, debt issuances and at SDG&E, the capital contributed by Sempra Energy in the first quarter of 2011.

The expected capital expenditures of $1.4 billion at our other subsidiaries include

Sempra Pipelines & Storage

▪	approximately $700 million to acquire AEI’s interests in Chile and Peru (including the public tender offer required for Luz del Sur shares and net of cash acquired)

▪	approximately $100 million to $150 million for capital projects in South America

▪	approximately $100 million to $150 million for development of natural gas storage projects at Bay Gas and Mississippi Hub

Sempra Generation

▪	approximately $160 million for investment in the first phase (150 megawatts (MW)) of Mesquite Solar, a solar project at our Mesquite Power plant near Arlington, Arizona

▪	approximately $120 million for investment in the second phase (150 MW) of Copper Mountain Solar, a solar project located near Boulder City, Nevada

Our level of capital expenditures and investments in the next few years may vary substantially and will depend on the cost and availability of financing, regulatory approvals and business opportunities providing desirable rates of return. We intend to finance our capital expenditures in a manner that will maintain our strong investment-grade ratings and capital structure.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2011	2011 Change		2010
Sempra Energy Consolidated	$(2)	$60	97%	$(62)
SDG&E	193	(110)	(36)	303
SoCalGas	(301)	(200)	(198)	(101)

Sempra Energy Consolidated

Cash used in financing activities at Sempra Energy decreased in 2011 primarily due to:

▪	$600 million higher issuances of long-term debt; and

▪	$440 million lower debt payments; offset by

▪	a $319 million decrease in short-term debt in 2011 compared to a $534 million increase in 2010; and

▪	$80 million related to the redemption of subsidiary preferred stock.

SDG&E

Cash provided by financing activities at SDG&E decreased in 2011 primarily due to:

▪	$250 million issuances of long-term debt in 2010; and

▪	a $63 million increase in short-term debt in 2010; offset by

▪	a $200 million capital contribution from Sempra Energy in 2011.

SoCalGas

Cash used in financing activities at SoCalGas increased in 2011 primarily due to:

▪	a $250 million long-term debt payment in 2011; and

▪	$50 million in common dividends paid in 2011; offset by

▪	$100 million in common dividends paid in 2010.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E and SoCalGas in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy and its principal subsidiaries remained at investment grade levels during the first six months of 2011.

We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

SEMPRA ENERGY OVERVIEW

The Sempra Utilities' operations generally provide relatively stable earnings and liquidity. However, for the next few years, SDG&E and SoCalGas intend to limit their common stock dividends to reinvest their earnings in significant capital projects.

Long-term contracts at Sempra Global's businesses generally provide relatively stable earnings and liquidity, but are subject to variability due to fluctuations in commodity prices. Also, Sempra Generation's contract with the DWR, which provides a significant portion of Sempra Generation's revenues, ends in September 2011, and Sempra Generation will sell its El Dorado natural gas generation plant to SDG&E on October 1, 2011. Based on current market prices for electricity, contracts it enters into to replace the DWR contract, if obtained, or merchant (daily) sales will provide substantially lower earnings. Sempra Generation is also undertaking and investing in several projects for the construction of renewable generation facilities, with planned in-service dates ranging from mid-2011 to 2015.

On April 6, 2011, Sempra Pipelines & Storage increased its investment in two utilities in South America. We expect the acquisition to be accretive to our earnings per share. However, in connection with our increased interests in Chilquinta Energía and Luz del Sur, Sempra Energy added $959 million in goodwill to its Consolidated Balance Sheet as of June 30, 2011. Goodwill is subject to impairment testing, annually and under other potential circumstances, which may cause its fair value to vary if differing estimates and assumptions are used in the applied valuation techniques.

We discuss the acquisition in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. Sempra Pipelines & Storage is also expected to provide earnings from construction projects when completed and other investments, but will require substantial funding for these investments.

At Sempra LNG, until there are firm LNG supply or capacity services contracts from third parties that would subscribe to 100 percent of the capacity of Sempra LNG's Cameron receipt terminal, Sempra LNG will seek to purchase short-term LNG supplies and sell short-term capacity, which may result in greater variability in revenues and earnings.

Our utilities' performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature to address the state budget crisis and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report.

In the third quarter of 2009, SDG&E's liability insurance premiums increased significantly, by approximately $40 million (pretax) annually, due to the increased costs of wildfire liability coverage as compared to the previous policy year. In the third quarter of 2010, SDG&E secured additional insurance coverage of approximately $560 million, providing SDG&E with maximum loss recovery due to a wildfire incident from insurance carriers of approximately $960 million, with the remainder of Sempra Energy's business units' maximum coverage for a wildfire incident remaining at $400 million, the same as in the previous policy year. As a result of the increase in SDG&E's wildfire liability insurance coverage in the third quarter of 2010, SDG&E's insurance premiums increased by approximately $30 million (pretax) annually for the increased coverage.

In regard to the 2007 wildfire litigation, SDG&E's settlement of claims and the estimate of outstanding claims and legal fees is approximately $2 billion, which is in excess of the $1.1 billion of liability insurance coverage and the $444 million of proceeds received as a result of the settlement with Cox Communications. However, SDG&E has concluded that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from other potentially responsible parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. However, SDG&E’s cash flow may be adversely affected by timing differences between the resolution of claims and recoveries from other potentially responsible parties and utility customers, which may extend over a number of years. In addition, recovery from customers will require future regulatory actions, and a failure to obtain recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy's and SDG&E's cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries from other potentially responsible parties and utility customers and will make appropriate adjustments to wildfire reserves and the related regulatory asset as additional information becomes available. We provide additional information concerning these matters in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E has a 20-percent ownership interest in San Onofre Nuclear Generating Station (SONGS), a 2,150-MW nuclear generating facility near San Clemente, California. SONGS is operated by Southern California Edison (SCE) and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC). SCE is currently addressing a number of regulatory and performance issues at SONGS, and the NRC has required SCE to take actions to provide greater assurance of compliance by SONGS personnel. SCE continues to implement plans and address the identified issues, however a number of these issues remain outstanding. To the extent that these issues persist, the likelihood of further required action by SCE persists, which may result in increased SONGS operating costs and/or adversely impacted operations. Currently, SDG&E is allowed to fully offset its share of SONGS operating costs in revenue. If further action is required, it may result in an increase in SDG&E’s Operation and Maintenance expense, with any increase being fully offset in Operating Revenues – Electric or, if electric generation is adversely impacted, require SDG&E to procure additional electricity supply from other sources.

In light of the aftermath and the significant safety events at the Fukushima Daiichi nuclear plant in Japan resulting from the recent earthquake and tsunami, the NRC plans to perform additional operation and safety reviews of nuclear facilities in the United States. The lessons learned from the events in Japan and the results of the NRC reviews may impact future operations and capital requirements at nuclear facilities in the United States, including the operations and capital requirements at SONGS. We provide more information about SONGS in Note 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 6, 14 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Pending the outcome of the various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the Sempra Utilities, may incur incremental expense and capital investment associated with its natural gas pipeline operations and investments. In June 2011, the CPUC directed SoCalGas, SDG&E, Pacific Gas & Electric (PG&E) and Southwest Gas to file implementation plans by August 26, 2011, to test or replace all natural gas transmission pipelines that have not been pressure tested. The Sempra Utilities are currently estimating that they will need to invest several hundred million dollars annually over a ten-year period to test or replace the natural gas transmission lines identified in this plan. Consistent with the CPUC directive, the Sempra Utilities will request that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery.

Both SDG&E and SoCalGas have filed their 2012 General Rate Case (GRC) applications with the CPUC to establish their authorized revenue requirements for the 2012 Test Year and the ratemaking mechanisms to update the authorized revenue on an annual basis over the subsequent three-year (2013-2015) period. Since these applications were filed, Congress passed the 2010 Tax Act which, among other things, included provisions for companies to elect bonus depreciation on certain investments made after September 8, 2010 through December 31, 2012 for federal income tax purposes. The use of bonus depreciation, while reducing cash tax obligations in the near term, results in incremental deferred tax liabilities which reduce both SDG&E's and SoCalGas' rate base upon which authorized revenue requirements are determined. In March 2011, the Internal Revenue Service issued technical guidance on the application of the bonus depreciation provisions of the 2010 Tax Act. In July 2011, SDG&E and SoCalGas filed amendments to revise their original applications, primarily to reflect the impact of the 2010 Tax Act. These amendments reduced the requested increases to their authorized revenue requirements, as compared to their 2011 authorized revenues, by $22 million at SDG&E to $231 million and by $17 million at SoCalGas to $263 million.

The scoping memo issued by the CPUC in March 2011 set a final decision on the GRC to be issued around the month of March 2012, with retroactive application to allow recovery of SDG&E's and SoCalGas' authorized 2012 revenue requirements to January 1, 2012. If the CPUC's final decision grants a significantly lower authorized revenue requirement, it could result in an adverse effect to the Sempra Utilities' cash flows and results of operations starting in 2012. We provide more information about the GRC in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E's next CPUC cost of capital proceeding is scheduled to be filed in April 2012 for a 2013 test year. SoCalGas has also requested to file its next CPUC cost of capital proceeding on the same schedule as SDG&E. A cost of capital proceeding determines the authorized capital structure, authorized rate of return and authorized rate for recovery of debt service costs on SDG&E's electric distribution and generation assets and on both companies' natural gas transmission and distribution assets. SDG&E's and SoCalGas' current CPUC authorized return on equity (ROE) is 11.10 percent and 10.82 percent, respectively, with authorized common equity capital structures of 49.00 percent and 48.00 percent, respectively. If the proceedings result in either a reduction in the authorized ROE or in the authorized common equity capital structure, it would have an adverse effect on the respective company's cash flows and results of operations starting in 2013. Also, to the extent that either company's authorized rate for recovery of debt service costs is higher than their actual rate of debt service costs at the time of the cost of capital proceeding, the authorized rate for recovery of debt service costs will be reduced to the actual rate of debt service costs, which would adversely affect the respective company's cash flows and results of operations starting in 2013. We provide more information about the cost of capital proceedings in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

The current FERC formulaic rate methodology for SDG&E's electric transmission assets will be up for review in 2013, with the new rates effective in September 2013. This proceeding will assess the rate-making methodology to be employed for SDG&E's FERC-regulated operations, including a determination of SDG&E's FERC-authorized ROE and recovery of operation and maintenance expenses. If this proceeding results in a reduction from SDG&E's current authorized ROE of 11.35 percent or in an adverse determination for the recovery of operation and maintenance expenses, it would adversely affect SDG&E's cash flows and results of operations.

We discuss additional potential and expected impacts of the 2010 Tax Act on our income tax expense, earnings and cash flows in "Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes" above.

In three separate transactions in 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our commodities-marketing partnership. We expect our share of the remaining proceeds from the sales of all of the joint venture's businesses and related cash distributions to approximate $439 million, the amount of our remaining investment in the joint venture. We provide additional information in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein.

We may be further impacted by depressed and rapidly changing economic conditions. Moreover, the dollar has fluctuated significantly compared to some foreign currencies, especially in Mexico and South America where we have significant operations. North American natural gas prices, which affect profitability at Sempra Generation and Sempra LNG, are currently significantly below Asian and European prices. These factors could, if they remain unchanged, adversely affect profitability.

We discuss additional matters that could affect our future performance in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

FINANCIAL DERIVATIVES REFORMS

In July 2010, federal legislation to reform financial markets was enacted that significantly alters how over-the-counter (OTC) derivatives are regulated, which may impact all of our businesses. The law increased regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the U.S. Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits. The law gives the CFTC authority to exempt end users of energy commodities which could reduce, but not eliminate, the applicability of these measures to us and other end users. These requirements could cause our OTC transactions to be more costly and have an adverse effect on our liquidity due to additional capital requirements. In addition, as these reforms aim to standardize OTC products, they could limit the effectiveness of our hedging programs, because we would have less ability to tailor OTC derivatives to match the precise risk we are seeking to mitigate.

LITIGATION

We describe legal proceedings which could adversely affect our future performance in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

SEMPRA UTILITIES – INDUSTRY DEVELOPMENTS AND CAPITAL PROJECTS

We describe capital projects, electric and natural gas regulation and rates, and other pending proceedings and investigations that affect our business in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA GLOBAL INVESTMENTS

As we discuss in "Cash Flows From Investing Activities," our investments will significantly impact our future performance. In addition to the discussion below, we provide information about these investments in "Capital Resources and Liquidity" herein and “Capital Resources and Liquidity” and “Factors Influencing Future Performance” in the Annual Report.

Sempra Generation

Copper Mountain Solar

Copper Mountain Solar is a 48-MW photovoltaic generation facility operated by Sempra Generation in Boulder City, Nevada. When fully developed, the project will be capable of producing approximately 400 MW of solar power.

Copper Mountain Solar 2 (CMS 2) will total 150 MW and is expected to begin construction in the first quarter of 2012. CMS 2 is divided into two phases, with the first phase of 92 MW planned to be completed in the first quarter of 2013 and the remaining 58 MW being completed in 2015. PG&E has contracted for all of the solar power at CMS 2 for 25 years and has an option to accelerate the second phase of 58 MW to be available before 2015. The contract is subject to approval by the CPUC.

Cedar Creek 2 Wind Farm

Cedar Creek 2 Wind Farm, a 250-MW wind farm in northern Colorado, was placed in service in June 2011. Sempra Generation has a 50-percent interest in the facility in a joint venture with BP Wind Energy. Public Service Company of Colorado, an Xcel Energy company, has contracted for all of the power from the facility for 25 years.

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Generation in Maricopa County, Arizona. When fully developed, the project will be capable of producing up to 700 MW of solar power. Construction of the first phase (Mesquite Solar 1) of 150 MW began in June 2011 and is expected to be completed in early 2013. PG&E has contracted for all of the solar power at Mesquite Solar 1 for 20 years, which contract was approved by the CPUC in April 2011.

Auwahi Wind

In April 2011, Sempra Generation entered into a 20-year contract with Maui Electric Company to provide 21 MW of wind energy from the Auwahi Wind project in the southeastern region of Maui. The contract was approved by the Hawaii Public Utilities Commission in June 2011. We expect construction on the project to begin in early 2012, and the project to be fully operational in late 2012.

Energía Sierra Juárez

In April 2011, San Diego Gas & Electric entered into a 20-year contract for renewable power supplied from the 156-MW first phase of Sempra Generation’s Energía Sierra Juárez wind project in Baja California, Mexico. The contract is subject to approval by the CPUC and FERC. We expect construction on the project to begin in 2012, and the project to be fully operational in 2013.

Sempra Generation intends to develop the project within the framework of a joint venture, and is working on a joint development agreement for the sale of a 50-percent partnership interest in the current phase of the project to BP Wind Energy.

Sempra Pipelines & Storage

Natural Gas Storage Projects

Currently, Sempra Pipelines & Storage has 23 billion cubic feet (Bcf) of operational working natural gas storage capacity. We plan to develop as much as 75 Bcf of total storage capacity by 2015.

Sempra Pipelines & Storage’s natural gas storage facilities and projects include

▪
Bay Gas Storage Company, a facility located 40 miles north of Mobile, Alabama, that provides underground storage and delivery of natural gas. Sempra Pipelines & Storage owns 91 percent of the project. It is the easternmost salt dome storage facility on the Gulf Coast, with direct service to the Florida market and markets across the Southeast, Mid-Atlantic and Northeast regions.

▪
Mississippi Hub storage facility, located 45 miles southeast of Jackson, Mississippi, an underground salt dome natural gas storage project with access to shale basins of East Texas and Louisiana, traditional gulf supplies and LNG, with multiple interconnections to serve the Southeast and Northeast regions.

▪
Liberty Gas Storage Expansion, a salt cavern development project in Cameron Parish, Louisiana. Sempra Pipelines & Storage owns 75 percent of the project and ProLiance Transportation LLC owns the remaining 25 percent. The project’s location provides access to several LNG facilities in the area.

South American Utilities

We discuss the April 2011 increase in Sempra Pipelines & Storage’s investments in Chile and Peru in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Santa Teresa. In May 2011, groundbreaking took place for Santa Teresa, a project at Luz del Sur to build a 98-MW hydroelectric power plant in Peru’s Cusco region. It is planned to be completed in 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We view certain accounting policies as critical because their application is the most relevant, judgmental, and/or material to our financial position and results of operations, and/or because they require the use of material judgments and estimates. We discuss these accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

In connection with our increased interests in Chilquinta Energía and Luz del Sur, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy added $959 million in goodwill to its balance sheet as of June 30, 2011.

SEMPRA ENERGY
IMPAIRMENT TESTING OF GOODWILL
Assumptions & Approach Used
On an annual basis or whenever events or changes in circumstances necessitate an evaluation, we will consider whether goodwill may be impaired. We exercise judgment to estimate the fair value of the reporting unit and the corresponding goodwill. Critical assumptions and estimates may include

▪ future cash flows

▪ the appropriate risk-adjusted discount rate

▪ country risk

▪ entity risk

Effect if Different Assumptions Used
When an impairment test is required, the fair value of the reporting unit and goodwill can vary if differing estimates and assumptions are used in the applied valuation techniques. We discuss goodwill in Notes 3 and 5 of the Notes to Condensed Consolidated Financial Statements herein.

NEW ACCOUNTING STANDARDS

We discuss the relevant pronouncements that have recently become effective and have had or may have an impact on our financial statements in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide disclosure regarding derivative activity in Note 7 of the Notes to Condensed Consolidated Financial Statements herein. We discuss our market risk and risk policies in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

INTEREST RATE RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding commercial paper classified as long-term debt and capital lease obligations, at June 30, 2011 and December 31, 2010:

	Sempra Energy
	Consolidated		SDG&E		SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR(1)	Debt	VaR(1)	Debt	VaR(1)
At June 30, 2011:
Sempra Utilities fixed-rate	$4,016	$571	$2,704	$430	$1,312	$140
Sempra Utilities variable-rate	596	33	596	33	―	―
All other, fixed-rate and variable-rate	4,782	405	―	―	―	―
At December 31, 2010:
Sempra Utilities fixed-rate	$4,117	$787	$2,704	$587	$1,413	$200
Sempra Utilities variable-rate	751	59	601	59	150	―
All other, fixed-rate and variable-rate	3,459	509	―	―	―	―
(1) After the effects of interest rate swaps.

At June 30, 2011, the net notional amount of interest rate swap transactions ranged from $15 million to $305 million at Sempra Energy (ranges relate to amortizing notional amounts).  We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency rate risk in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report. Given our increased investment in companies in Chile and Peru, discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements herein, our exposure to the Chilean Peso and the Peruvian Nuevo Sol has increased proportionately.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Sempra Energy, SDG&E and SoCalGas have designed and maintain disclosure controls and procedures to ensure that information required to be disclosed in their respective reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and is accumulated and communicated to the management of each company, including each respective Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating these controls and procedures, the management of each company recognizes that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; therefore, the management of each company applies judgment in evaluating the cost-benefit relationship of other possible controls and procedures.

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company's disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than changes which may be associated with the acquisition described below (which did not impact SDG&E or SoCalGas), there have been no changes in the companies' internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies' internal control over financial reporting.

On April 6, 2011, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein, we acquired AEI's interests in Chilquinta Energía S.A. in Chile, Luz del Sur S.A.A. in Peru and related, smaller companies. The net assets acquired of these companies, at fair value, were $2.0 billion, or six percent of total Sempra Energy assets at June 30, 2011. Earnings of these companies from the date of acquisition through June 30, 2011, were $40 million, or eight percent of total Sempra Energy earnings for the quarter ended June 30, 2011. We are in the process of integrating these companies. Our management is analyzing, evaluating and, where necessary, will implement changes in controls and procedures. Due to the limited period of time since the acquisition date, we have not had sufficient time to assess the internal controls of the acquired companies for the quarter and year-to-date periods ended June 30, 2011. Therefore, we excluded them from our evaluation of internal control over financial reporting contained in this quarterly report. We intend to include these companies in the overall assessment of, and report on, internal control over financial reporting as of December 31, 2011.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and Notes 14, 15 and 16 of the Notes to Consolidated Financial Statements in the Annual Report, or 2) referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein and in the Annual Report.

ITEM 1A. RISK FACTORS

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6. EXHIBITS

The exhibits filed under Forms 8-K and Form 8-K/A that are incorporated herein by reference were filed under Commission File Number 1-14201 (Sempra Energy).

The following exhibits relate to each registrant as indicated.

EXHIBIT 10 -- MATERIAL CONTRACTS

Sempra Energy
10.1	Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Debra L. Reed (Sempra Energy Form 8-K filed on July 1, 2011, Exhibit 10.1).

10.2
Letter Agreement, dated as of April 15, 2011, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc. and Sempra Energy Holdings VII B.V. (Sempra Energy Form 8-K/A filed on April 15, 2011, Exhibit 10.1).

10.3
Fourth Amendment to Indemnity Agreement, dated as of April 15, 2011, by and among The Royal Bank of Scotland plc, Sempra Energy, Pacific Enterprises and Enova Corporation (Sempra Energy Form 8-K filed on April 15, 2011, Exhibit 10.2).

EXHIBIT 12 – STATEMENTS RE: COMPUTATION OF RATIOS

Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

EXHIBIT 31 -- SECTION 302 CERTIFICATIONS

Sempra Energy
31.1	Statement of Sempra Energy's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Southern California Gas Company
31.5	Statement of Southern California Gas Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS

Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

Southern California Gas Company
32.5	Statement of Southern California Gas Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Sempra Energy:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: August 9, 2011	By: /s/ Joseph A. Householder
Joseph A. Householder Senior Vice President, Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 9, 2011	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 9, 2011	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer