Form 10-Q
period 2011-09-30
SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2011-11-03
CIK 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		September 30, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2000

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers' classes of common stock, as of the latest practicable date.

Common stock outstanding on October 31, 2011:

Sempra Energy	239,818,620 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	67
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	98
Item 4.	Controls and Procedures	99

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	100
Item 1A.	Risk Factors	100
Item 6.	Exhibits	101

Signatures		103

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

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties, and are not guarantees of performance. These forward-looking statements represent our estimates and assumptions only as of the date of this report. We assume no obligation to update or revise any forward-looking statement as a result of new information, future events or other factors.

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

▪	capital markets conditions, including the availability of credit and the liquidity of our investments;

▪	inflation, interest and exchange rates;

▪	energy markets, including the timing and extent of changes and volatility in commodity prices;

▪	the availability of electric power, natural gas and liquefied natural gas;

▪	weather conditions, natural disasters, catastrophic accidents, and conservation efforts;

▪	wars, terrorist attacks and cybersecurity threats;

▪	business, regulatory, environmental and legal decisions and requirements;

▪	the status of deregulation of retail natural gas and electricity delivery;

▪	the timing and success of business development efforts and construction, maintenance and capital projects;

▪	the inability or determination not to enter into long-term supply and sales agreements or long-term firm capacity agreements;

▪	the resolution of litigation; and

▪	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and in our Annual Report on Form 10-K and other reports that we file with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)
REVENUES
Utilities	$2,065	$1,609	$5,933	$5,150
Energy-related businesses	511	507	1,499	1,508
Total revenues	2,576	2,116	7,432	6,658
EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(322)	(305)	(1,367)	(1,489)
Cost of electric fuel and purchased power	(408)	(203)	(976)	(480)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(252)	(273)	(694)	(801)
Other cost of sales	(68)	(22)	(123)	(67)
Litigation expense	(17)	(17)	(30)	(184)
Other operation and maintenance	(674)	(590)	(1,973)	(1,782)
Depreciation and amortization	(251)	(218)	(730)	(643)
Franchise fees and other taxes	(84)	(76)	(259)	(243)
Equity losses, before income tax	(12)	(273)	(4)	(266)
Remeasurement of equity method investments	―	―	277	―
Other income, net	12	66	86	82
Interest income	6	5	21	13
Interest expense	(118)	(111)	(344)	(323)
Income before income taxes and equity earnings (losses)
of certain unconsolidated subsidiaries	388	99	1,316	475
Income tax (expense) benefit	(68)	32	(269)	(85)
Equity earnings (losses), net of income tax	6	(4)	45	42
Net income	326	127	1,092	432
(Earnings) losses attributable to noncontrolling interests	(29)	6	(21)	34
Preferred dividends of subsidiaries	(1)	(2)	(6)	(7)
Earnings	$296	$131	$1,065	$459

Basic earnings per common share	$1.23	$0.53	$4.44	$1.86
Weighted-average number of shares outstanding, basic (thousands)	239,545	246,668	239,693	246,513

Diluted earnings per common share	$1.22	$0.53	$4.40	$1.84
Weighted-average number of shares outstanding, diluted (thousands)	241,880	249,811	241,955	249,773
Dividends declared per share of common stock	$0.48	$0.39	$1.44	$1.17
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2011	2010(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$657	$912
Restricted cash	133	131
Trade accounts receivable	951	891
Other accounts and notes receivable	146	141
Due from unconsolidated affiliates	―	34
Income taxes receivable	301	248
Deferred income taxes	―	75
Inventories	369	258
Regulatory assets	83	90
Fixed-price contracts and other derivatives	77	81
Settlement receivable related to wildfire litigation	―	300
Other	221	192
Total current assets	2,938	3,353

Investments and other assets:
Restricted cash	2	27
Regulatory assets arising from pension and other postretirement
benefit obligations	824	869
Regulatory assets arising from wildfire litigation costs	500	364
Other regulatory assets	952	934
Nuclear decommissioning trusts	760	769
Investment in RBS Sempra Commodities LLP	322	787
Other investments	1,485	2,164
Goodwill	1,013	87
Other intangible assets	448	453
Sundry	669	600
Total investments and other assets	6,975	7,054

Property, plant and equipment:
Property, plant and equipment	30,130	27,087
Less accumulated depreciation and amortization	(7,427)	(7,211)
Property, plant and equipment, net ($496 and $516 at September 30, 2011 and December 31, 2010, respectively, related to VIE)	22,703	19,876
Total assets	$32,616	$30,283
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2011	2010(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$641	$158
Accounts payable - trade	891	755
Accounts payable - other	117	109
Due to unconsolidated affiliates	―	36
Deferred income taxes	94	―
Dividends and interest payable	261	188
Accrued compensation and benefits	266	311
Regulatory balancing accounts, net	226	241
Current portion of long-term debt	137	349
Fixed-price contracts and other derivatives	86	106
Customer deposits	137	129
Reserve for wildfire litigation	507	639
Other	632	765
Total current liabilities	3,995	3,786
Long-term debt ($347 and $355 at September 30, 2011 and December 31, 2010, respectively, related to VIE)	10,033	8,980

Deferred credits and other liabilities:
Customer advances for construction	142	154
Pension and other postretirement benefit obligations, net of plan assets	1,085	1,105
Deferred income taxes	1,852	1,561
Deferred investment tax credits	47	50
Regulatory liabilities arising from removal obligations	2,658	2,630
Asset retirement obligations	1,510	1,449
Other regulatory liabilities	103	138
Fixed-price contracts and other derivatives	310	290
Deferred credits and other	818	823
Total deferred credits and other liabilities	8,525	8,200
Contingently redeemable preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 240 million shares
outstanding at both September 30, 2011 and December 31, 2010, no par value)	2,089	2,036
Retained earnings	8,048	7,329
Deferred compensation	(4)	(8)
Accumulated other comprehensive income (loss)	(503)	(330)
Total Sempra Energy shareholders' equity	9,630	9,027
Preferred stock of subsidiaries	20	100
Other noncontrolling interests	334	111
Total equity	9,984	9,238
Total liabilities and equity	$32,616	$30,283
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,092	$432
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	730	643
Deferred income taxes and investment tax credits	224	133
Equity (earnings) losses	(41)	224
Remeasurement of equity method investments	(277)	―
Fixed-price contracts and other derivatives	(7)	19
Other	(43)	(24)
Net change in other working capital components	(108)	(77)
Distributions from RBS Sempra Commodities LLP	53	198
Changes in other assets	31	76
Changes in other liabilities	(11)	(22)
Net cash provided by operating activities	1,643	1,602

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(2,031)	(1,354)
Expenditures for investments and acquisition of businesses, net of cash acquired	(696)	(385)
Distributions from RBS Sempra Commodities LLP	374	849
Distributions from other investments	47	259
Purchases of nuclear decommissioning and other trust assets	(399)	(261)
Proceeds from sales by nuclear decommissioning and other trusts	398	261
Decrease in restricted cash	473	55
Increase in restricted cash	(450)	(51)
Other	(20)	(6)
Net cash used in investing activities	(2,304)	(633)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(325)	(269)
Redemption of subsidiary preferred stock	(80)	―
Preferred dividends paid by subsidiaries	(6)	(7)
Issuances of common stock	22	29
Repurchases of common stock	(18)	(502)
Issuances of debt (maturities greater than 90 days)	1,525	771
Payments on debt (maturities greater than 90 days)	(366)	(727)
(Decrease) increase in short-term debt, net	(300)	184
Purchase of noncontrolling interests	(43)	―
Other	(5)	(11)
Net cash provided by (used in) financing activities	404	(532)

Effect of exchange rate changes on cash and cash equivalents	2	―

(Decrease) increase in cash and cash equivalents	(255)	437
Cash and cash equivalents, January 1	912	110
Cash and cash equivalents, September 30	$657	$547
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2011		2010
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized		$281	$264
Income tax payments, net		106	32

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Acquisition of businesses:
Assets acquired		$2,831	$303
Cash paid, net of cash acquired		(611)	(292)
Fair value of equity method investments immediately prior to the acquisition		(882)	―
Fair value of noncontrolling interests		(279)	―
Additional consideration accrued		(32)	―
Liabilities assumed		$1,027	$11

Increase in capital lease obligations for investments in property, plant and equipment	$	―	$183
Accrued capital expenditures		306	294
Dividends declared but not paid		119	97
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)
Operating revenues
Electric	$763	$718	$2,011	$1,870
Natural gas	105	93	394	375
Total operating revenues	868	811	2,405	2,245
Operating expenses
Cost of electric fuel and purchased power	207	203	534	480
Cost of natural gas	40	37	175	170
Operation and maintenance	255	235	756	704
Depreciation and amortization	108	96	316	283
Franchise fees and other taxes	48	42	138	126
Total operating expenses	658	613	1,919	1,763
Operating income	210	198	486	482
Other income (expense), net	26	(2)	55	(18)
Interest expense	(37)	(37)	(104)	(99)
Income before income taxes	199	159	437	365
Income tax expense	(63)	(56)	(154)	(131)
Net income	136	103	283	234
(Earnings) losses attributable to noncontrolling interests	(21)	5	(6)	34
Earnings	115	108	277	268
Preferred dividend requirements	(2)	(2)	(4)	(4)
Earnings attributable to common shares	$113	$106	$273	$264
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2011	2010(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$303	$127
Restricted cash	129	116
Accounts receivable - trade	274	248
Accounts receivable - other	22	59
Due from unconsolidated affiliates	11	12
Income taxes receivable	100	37
Deferred income taxes	―	129
Inventories	69	71
Regulatory assets arising from fixed-price contracts and other derivatives	64	66
Other regulatory assets	7	5
Fixed-price contracts and other derivatives	14	28
Settlement receivable related to wildfire litigation	―	300
Other	66	50
Total current assets	1,059	1,248

Other assets:
Restricted cash	2	―
Deferred taxes recoverable in rates	550	502
Regulatory assets arising from fixed-price contracts and other derivatives	203	233
Regulatory assets arising from pension and other postretirement
benefit obligations	255	279
Regulatory assets arising from wildfire litigation costs	500	364
Other regulatory assets	72	73
Nuclear decommissioning trusts	760	769
Sundry	127	56
Total other assets	2,469	2,276

Property, plant and equipment:
Property, plant and equipment	12,205	11,247
Less accumulated depreciation and amortization	(2,717)	(2,694)
Property, plant and equipment, net ($496 and $516 at September 30, 2011 and December 31, 2010, respectively, related to VIE)	9,488	8,553
Total assets	$13,016	$12,077
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2011	2010(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$346	$292
Due to unconsolidated affiliate	23	16
Deferred income taxes	12	―
Accrued compensation and benefits	90	115
Regulatory balancing accounts, net	142	61
Current portion of long-term debt	19	19
Fixed-price contracts and other derivatives	51	51
Customer deposits	61	54
Reserve for wildfire litigation	507	639
Other	172	136
Total current liabilities	1,423	1,383
Long-term debt ($347 and $355 at September 30, 2011 and December 31, 2010, respectively, related to VIE)	3,813	3,479

Deferred credits and other liabilities:
Customer advances for construction	20	21
Pension and other postretirement benefit obligations, net of plan assets	288	309
Deferred income taxes	1,137	1,001
Deferred investment tax credits	23	25
Regulatory liabilities arising from removal obligations	1,420	1,409
Asset retirement obligations	648	619
Fixed-price contracts and other derivatives	247	248
Deferred credits and other	245	283
Total deferred credits and other liabilities	4,028	3,915
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,138
Retained earnings	2,253	1,980
Accumulated other comprehensive income (loss)	(9)	(10)
Total SDG&E shareholder's equity	3,582	3,108
Noncontrolling interest	91	113
Total equity	3,673	3,221
Total liabilities and equity	$13,016	$12,077
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Nine months ended September 30,
	2011		2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$283	$234
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization		316	283
Deferred income taxes and investment tax credits		226	125
Fixed price contracts and other derivatives		(13)	42
Other		(43)	(24)
Net change in other working capital components		18	(247)
Changes in other assets		32	15
Changes in other liabilities		―	(12)
Net cash provided by operating activities		819	416

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment		(1,162)	(822)
Purchases of nuclear decommissioning trust assets		(395)	(256)
Proceeds from sales by nuclear decommissioning trusts		389	248
Decrease in loans to affiliates, net		―	13
Decrease in restricted cash		340	55
Increase in restricted cash		(355)	(51)
Net cash used in investing activities		(1,183)	(813)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution		200	―
Capital contribution (distribution) at Otay Mesa VIE		5	(10)
Preferred dividends paid		(4)	(4)
Issuances of long-term debt		348	744
Payments on long-term debt		(7)	(7)
Other		(2)	(7)
Net cash provided by financing activities		540	716

Increase in cash and cash equivalents		176	319
Cash and cash equivalents, January 1		127	13
Cash and cash equivalents, September 30		$303	$332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized		$80	$67
Income tax payments, net		59	61

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Increase in capital lease obligations for investments in property, plant, and equipment	$	―	$183
Accrued capital expenditures		161	102
Dividends declared but not paid		1	1
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(unaudited)

Operating revenues	$844	$776	$2,776	$2,792
Operating expenses
Cost of natural gas	267	252	1,133	1,244
Operation and maintenance	331	285	946	840
Depreciation	83	78	246	230
Franchise fees and other taxes	28	27	94	92
Total operating expenses	709	642	2,419	2,406
Operating income	135	134	357	386
Other income, net	3	2	9	8
Interest income	1	1	1	1
Interest expense	(17)	(17)	(52)	(50)
Income before income taxes	122	120	315	345
Income tax expense	(41)	(42)	(106)	(132)
Net income	81	78	209	213
Preferred dividend requirements	―	―	(1)	(1)
Earnings attributable to common shares	$81	$78	$208	$212
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2011	2010(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16	$417
Accounts receivable - trade	287	534
Accounts receivable - other	77	49
Due from unconsolidated affiliates	168	63
Income taxes receivable	14	28
Inventories	185	105
Regulatory assets	8	12
Other	38	39
Total current assets	793	1,247

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	565	586
Other regulatory assets	126	123
Sundry	9	8
Total other assets	700	717

Property, plant and equipment:
Property, plant and equipment	10,132	9,824
Less accumulated depreciation and amortization	(3,844)	(3,802)
Property, plant and equipment, net	6,288	6,022
Total assets	$7,781	$7,986
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30,	December 31,
	2011	2010(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable - trade	$225	$327
Accounts payable - other	76	79
Due to unconsolidated affiliate	10	11
Deferred income taxes	16	17
Accrued compensation and benefits	96	98
Regulatory balancing accounts, net	84	180
Current portion of long-term debt	8	262
Customer deposits	71	73
Other	162	163
Total current liabilities	748	1,210
Long-term debt	1,315	1,320
Deferred credits and other liabilities:
Customer advances for construction	112	133
Pension and other postretirement benefit obligations, net of plan assets	591	613
Deferred income taxes	535	418
Deferred investment tax credits	23	25
Regulatory liabilities arising from removal obligations	1,224	1,208
Asset retirement obligations	819	788
Deferred taxes refundable in rates	103	138
Deferred credits and other	196	178
Total deferred credits and other liabilities	3,603	3,501

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	1,247	1,089
Accumulated other comprehensive income (loss)	(20)	(22)
Total shareholders' equity	2,115	1,955
Total liabilities and shareholders' equity	$7,781	$7,986
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Nine months ended September 30,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$209	$213
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	246	230
Deferred income taxes and investment tax credits	79	62
Other	(4)	2
Net change in other working capital components	(46)	62
Changes in other assets	17	6
Changes in other liabilities	(6)	(6)
Net cash provided by operating activities	495	569

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(499)	(337)
Increase in loans to affiliates, net	(96)	(108)
Net cash used in investing activities	(595)	(445)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(50)	(100)
Payment of long-term debt	(250)	―
Preferred dividends paid	(1)	(1)
Net cash used in financing activities	(301)	(101)

(Decrease) increase in cash and cash equivalents	(401)	23
Cash and cash equivalents, January 1	417	49
Cash and cash equivalents, September 30	$16	$72

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$39	$37
Income tax payments, net	17	63

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued capital expenditures	$81	$63
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

▪
Sempra Global, the holding company for our energy-related businesses, which are Sempra Generation, Sempra Pipelines & Storage and Sempra LNG. Sempra Pipelines & Storage also owns utilities in the U.S., Mexico, and South America.

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

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after September 30, 2011 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.  These adjustments are only of a normal, recurring nature.

As we discuss in Note 3, in April 2011, Sempra Pipelines & Storage acquired two electric distribution utilities in South America. Sempra Pipelines & Storage also owns Mobile Gas Service Corporation (Mobile Gas) in southwest Alabama and Ecogas Mexico, S de RL de CV (Ecogas) in Northern Mexico, both natural gas distribution utilities. Previous to the quarterly report for the quarter ended June 30, 2011, we provided separate revenue and cost of revenue information on our consolidated statements of operations for the Sempra Utilities only, as the amounts for Mobile Gas and Ecogas were immaterial. Due to the addition of the South American utilities, beginning with the quarterly report for the quarter ended June 30, 2011, we are providing separate revenue and cost of revenue information on the Condensed Consolidated Statements of Operations on a combined basis for all of our utilities. Accordingly, amounts in the prior periods have been reclassified to conform with the current year presentation.

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

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the Annual Report) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 which are combined reports for Sempra Energy, SDG&E, PE and SoCalGas, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which is a combined report of Sempra Energy, SDG&E and SoCalGas. PE is no longer obligated to file such annual or quarterly reports due to the redemption of its preferred stock on June 30, 2011 as we discuss in Note 5.

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

ASU 2011-08, "Testing Goodwill for Impairment" (ASU 2011-08): ASU 2011-08 amends ASC Topic 350, Intangibles—Goodwill and Other, to provide an option to first make a qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before applying the two-step, quantitative goodwill impairment test.  An entity is required to perform the two-step, quantitative impairment test only if it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

We will adopt ASU 2011-08 for our annual goodwill impairment testing as of October 1, 2011.  We do not expect it to significantly affect our testing of goodwill.

NOTE 3. ACQUISITION AND INVESTMENT ACTIVITY

SEMPRA PIPELINES & STORAGE

Chilquinta Energía S.A. (Chilquinta Energía) and Luz del Sur S.A.A. (Luz del Sur)

On April 6, 2011, Sempra Pipelines & Storage acquired from AEI its interests in Chilquinta Energía in Chile and Luz del Sur in Peru, and their subsidiaries. Prior to the acquisition, Sempra Pipelines & Storage and AEI each owned 50 percent of Chilquinta Energía and approximately 38 percent of Luz del Sur. Upon completion of the acquisition, Sempra Pipelines & Storage owned 100 percent of Chilquinta Energía and approximately 76 percent of Luz del Sur, with the remaining shares of Luz del Sur held by institutional investors and the general public. As part of the transaction, Sempra Pipelines & Storage also acquired AEI’s interests in two energy-services companies, Tecnored S.A. and Tecsur S.A. The adjusted purchase price of $888 million resulted from valuing the net assets in Chile, Peru and other holding companies at $495 million, $385 million and $8 million, respectively. We paid $611 million in cash ($888 million less $245 million of cash acquired and $32 million of consideration withheld for a liability related to the purchase).

As part of our acquisition of AEI’s interest in Luz del Sur, we were required to launch a tender offer to the minority shareholders of Luz del Sur to purchase their shares (up to a maximum 14.73 percent interest in Luz del Sur). On August 8, 2011, we initiated a public tender offer for up to 14.73 percent of Luz del Sur’s stock that began on August 9, 2011 and concluded on September 6, 2011 at a price of $2.29 per share. The per share value, computed according to procedures established by the local securities regulatory agency, was based on an independent appraiser’s valuation of $2.22 per share as of April 6, 2011, the date of acquisition, adjusted by an interest rate factor to the value as of August 1, 2011. The interest rate factor is published daily by the Central Bank of Peru. On September 13, 2011, we purchased 18,918,954 additional Luz del Sur shares for $43 million in settlement of the mandatory public tender offer, bringing Sempra Pipelines & Storage’s ownership to 79.82 percent.  This equity transaction is presented as Purchase of Noncontrolling Interests on our Condensed Consolidated Statement of Cash Flows.

We expect the acquisition to be accretive to our earnings per share in 2011 and beyond, based on historically strong operating performance of the companies and assuming the continuation of sound regulatory environments within stable, growing countries. We provide additional information about Sempra Pipelines & Storage’s investments in Chilquinta Energía and Luz Del Sur in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

We allocated the purchase price on a preliminary basis in the second quarter of 2011.  In the third quarter of 2011, we adjusted the preliminary allocation for additional assets and liabilities identified, including an $11 million premium related to long-term debt at Chilquinta Energía.  The retrospective application of these adjustments to the prior quarter was de minimus.  During the measurement period, up to one year from the acquisition date, we may obtain additional information that allows us to more accurately allocate the purchase price.  We will make appropriate adjustments to the purchase price allocation during the measurement period as required.  At this time, we do not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with this transaction as presented below.  The following table summarizes the consideration paid in the acquisition and the recognized amounts of the assets acquired and liabilities assumed, as well as the fair value at the acquisition date of the noncontrolling interests:

PURCHASE PRICE ALLOCATION
(Dollars in millions)
	At April 6, 2011
				Other
	Chilean	Peruvian		holding	Preliminary		Adjust-	Adjusted
	entities	entities		companies	Allocation		ments	Allocation
Fair value of businesses acquired:
Cash consideration (fair value of total
consideration)	$495	$385		$8	$888	$	―	$888
Fair value of equity method
investments immediately prior to
the acquisition	495	385		2	882		―	882
Fair value of noncontrolling interests	37	242		―	279		―	279
Total fair value of businesses acquired	1,027	1,012		10	2,049		―	2,049

Recognized amounts of identifiable assets
acquired and liabilities assumed:
Cash	219	22		4	245		―	245
Accounts receivable(1)	159	101		6	266		2	268
Other current assets	20	19		―	39		―	39
Property, plant and equipment	554	931		―	1,485		1	1,486
Other noncurrent assets	66	―		―	66		2	68
Accounts payable	(79)	(59)		―	(138)		―	(138)
Short-term debt and current portion
of long-term debt	―	(47)		―	(47)		―	(47)
Other current liabilities	(29)	(56)		―	(85)		(5)	(90)
Long-term debt	(294)	(179)		―	(473)		(11)	(484)
Other noncurrent liabilities	(90)	(178)		―	(268)		―	(268)
Total identifiable net assets	526	554		10	1,090		(11)	1,079
Goodwill	$501	$458	$	―	$959		$11	$970

Acquisition-related costs (included in Other
Operation and Maintenance expense on
the Condensed Consolidated
Statements of Operations for the nine
months ended September 30, 2011)	$1	$1	$	―	$2	$	―	$2
(1)	We expect acquired accounts receivable to be substantially realizable in cash. Accounts receivable are net of collection allowances of $6 million for Chile and $1 million for Peru.

Our results for the nine months ended September 30, 2011 include a $277 million gain (both pretax and after-tax) related to the remeasurement of equity method investments, included as Remeasurement of Equity Method Investments on our Condensed Consolidated Statement of Operations. We calculated the gain as the difference between the acquisition-date fair value ($882 million) and the book value ($605 million) of our equity interests in Chilquinta Energía and Luz del Sur immediately prior to the acquisition date. This book value of our equity interests included currency translation adjustment balances in Accumulated Other Comprehensive Income (Loss). The valuation techniques we used to allocate the purchase price to the businesses included discounted cash flow analysis and the market multiple approach (enterprise value to earnings before interest, taxes, depreciation and amortization (EBITDA)). Our assumptions for these measures included estimated future cash flows, use of appropriate discount rates, market trading multiples and market transaction multiples. Discount rates used reflect consideration of risk free rates, as well as country and company risk. Methodologies used to determine fair values of material assets as of the date of the acquisition included

▪	the replacement cost approach for property, plant and equipment; and

▪
goodwill associated primarily with the value of residual future cash flows that we believe these businesses will generate, to be tested annually for impairment.  For income tax purposes, none of the goodwill recorded is deductible in Chile, Peru or the United States.

For substantially all other assets and liabilities, our analysis of fair value factors indicated that book value approximates fair value. We valued noncontrolling interests based on the fair value of tangible assets and an allocation of goodwill based on relative enterprise value.

Our Condensed Consolidated Statements of Operations include 100 percent of the acquired companies’ revenues, net income and earnings from the date of acquisition of $706 million, $108 million and $92 million, respectively, for the nine months ended September 30, 2011, including revenues, net income and earnings of $345 million, $60 million and $52 million, respectively, for the three months ended September 30, 2011. These amounts do not include the remeasurement gain.

Following are pro forma revenues and earnings for Sempra Energy had the acquisition occurred on January 1, 2010, which primarily reflect the incremental increase to revenues and earnings from our increased ownership and consolidation of the entities acquired. Although some short-term debt borrowings may have resulted from the actual acquisition in 2011, we have not assumed any additional interest expense in the pro forma impact on earnings below, as the amounts would be immaterial due to the low interest rates available to us on commercial paper.  The pro forma amounts do not include the impact of the increased ownership in Luz del Sur resulting from the tender offer completed in September 2011 discussed above.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in millions)	2011	2010	2011	2010

Revenues	$2,576	$2,431	$7,775	$7,594

Earnings(1)	296	146	813	793
(1)	Pro forma earnings for the nine months ended September 30, 2010 include the $277 million gain related to the remeasurement of equity method investments.

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

The tariffs charged are based on an efficient model distribution company defined by Chilean law in the case of Chilquinta Energía, and OSINERGMIN in the case of Luz del Sur. The tariffs include operation and maintenance costs, an internal rate of return on the new replacement value (Valor Nuevo de Reemplazo or VNR) of depreciable assets, charges for the use of transmission systems, and a component for the value added by the distributor. Tariffs are designed to provide for a pass-through to customers of the main noncontrollable cost items (mainly power purchases and transmission charges), recovery of reasonable operating and administrative costs, incentives to reduce costs and make needed capital investments and a regulated rate of return on the distributor’s regulated asset base. Because the tariffs are based on a model and are intended to cover the costs of the model company, but are not based on the costs of the specific utility and may not result in full cost recovery, they do not meet the requirement necessary for treatment under applicable GAAP for regulatory accounting.

The components of the tariffs discussed above are reviewed and adjusted every four years. The next reviews for Chilquinta Energía and Luz del Sur are scheduled to be completed, with tariff adjustments also going into effect, in November 2012 and 2013, respectively.

The companies use their local currency, the Chilean Peso or the Peruvian Nuevo Sol, as their functional currency. As discussed in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report, the assets and liabilities of these foreign operations are translated into U.S. dollars at current exchange rates at the end of the reporting period, and revenues and expenses are translated at average exchange rates for the period.  The resulting noncash translation adjustments do not enter into the calculation of earnings or retained earnings (unless the operation is being discontinued), but are reflected in Comprehensive Income and in Accumulated Other Comprehensive Income (Loss), a component of shareholders’ equity.

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

Rockies Express

In the nine months ended September 30, 2010, Sempra Pipelines & Storage contributed $65 million to Rockies Express, a joint venture to own and operate the Rockies Express Pipeline. The contribution was the last required for the construction phase of the project.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

As we discuss in Note 3, Sempra Pipelines & Storage’s interests in Chilquinta Energía and Luz del Sur are no longer recorded as equity method investments, but are consolidated effective April 6, 2011. We provide additional information concerning all of our equity method investments in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

RBS SEMPRA COMMODITIES

RBS Sempra Commodities LLP (RBS Sempra Commodities) is a United Kingdom limited liability partnership that owned and operated commodities-marketing businesses. We account for our investment in RBS Sempra Commodities under the equity method, and report our share of partnership earnings in Parent and Other.

We and our partner in the joint venture, The Royal Bank of Scotland (RBS), sold substantially all of the partnership’s businesses and assets in four separate transactions completed in July, November and December of 2010 and February of 2011. We expect our share of remaining proceeds to approximate $322 million, the amount of our investment in RBS Sempra Commodities as of September 30, 2011.  This amount reflects the impairment discussed below.

On April 15, 2011, we and RBS entered into a letter agreement (Letter Agreement) which amended certain provisions of the agreements that formed RBS Sempra Commodities.  The Letter Agreement addresses the wind-down of the partnership and the distribution of the partnership’s remaining assets.  In accordance with the Letter Agreement, we received distributions of $329 million on April 15, 2011 and $98 million on August 9, 2011.  These distributions included sales proceeds and our portion of 2010 distributable income totaling $455 million, less amounts to settle certain liabilities that we owed to RBS of $28 million.  The Letter Agreement affirms that RBS Sempra Commodities will consider additional distributions of capital after taking into account various factors including available cash, the need for prudent reserves, potential payouts to the purchasers of the partnership’s businesses, and any accrued or projected future operating losses or other wind-down expenses of the partnership.  Cash availability is impacted by the transfer of trading accounts to one of the buyers in the sales transactions, JP Morgan, as well as collection of related accounts receivable and net margin.  The transfer of accounts to JP Morgan and collection of net margin are substantially complete and the collection of accounts receivable continues as planned.  Future distributions will generally be made 51 percent to RBS, and 49 percent to us. The Letter Agreement also allows RBS Sempra Commodities to make capital calls to us, subject to certain limits, if necessary to support the remaining operations, for other liabilities or for other payments owed in connection with the sales transactions (subject to additional limitations). We do not anticipate any such capital calls.

In connection with the Letter Agreement described above, we also released RBS from its indemnification obligations with respect to the items for which JP Morgan has agreed to indemnify us.

Pretax equity losses from RBS Sempra Commodities were $16 million and $24 million for the three months and nine months ended September 30, 2011, respectively. Pretax equity losses from RBS Sempra Commodities were $281 million and $290 million for the three months and nine months ended September 30, 2010, respectively. Included in the equity losses is an impairment charge of $16 million in 2011 and $305 million in 2010.  As discussed in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report, projected cash distributions from RBS Sempra Commodities, including proceeds from the sale of the partnership’s businesses, are net of expected transition costs and are not expected to fully recover the goodwill included in the carrying value of our investment in the partnership.  Accordingly, we recorded a pretax noncash charge of $305 million ($139 million after-tax) in the third quarter of 2010 to reduce our investment in RBS Sempra Commodities.  In addition, we recorded a pretax noncash charge of $16 million ($10 million after-tax) for the three months and nine months ended September 30, 2011 to further reduce our investment, primarily to reflect additional amounts incurred to conclude the sales of the partnership’s businesses.  These charges are included in Equity Losses, Before Income Tax, on our Condensed Consolidated Statements of Operations.  In 2011 and 2010, the fair value of our investment in RBS Sempra Commodities was significantly impacted by unobservable inputs (i.e. Level 3 inputs) as defined by the accounting guidance for fair value measurements.  The inputs included estimated future cash distributions expected from the partnership, excluding the impact of costs anticipated for transactions that had not closed at the time of fair value measurement.

We further discuss the RBS Sempra Commodities sales transactions and other matters concerning the partnership in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA PIPELINES & STORAGE

In a proceeding related to our political risk insurance policy, we negotiated a $48 million settlement that was collected in September 2010.  The proceeds from the settlement are included in Other Income, Net, on our Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010.  This proceeding related to our investments in Argentina, as we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA GENERATION

Sempra Generation and BP Wind Energy currently hold 50-percent ownership interests in Fowler Ridge 2 Wind Farm LLC (Fowler Ridge 2), a joint venture which operates a 200-megawatt (MW) wind farm project located in Benton County, Indiana.  In August 2010, Sempra Generation received a $180 million return of capital from Fowler Ridge 2.  We discuss this further in Note 6 below and provide additional information in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Otay Mesa VIE

SDG&E has a 10-year agreement to purchase power generated at the Otay Mesa Energy Center (OMEC), a 605-MW generating facility. In addition to tolling, the agreement provides SDG&E with the option to purchase the power plant at the end of the contract term in 2019, or upon earlier termination of the purchased-power agreement, at a predetermined price subject to adjustments based on performance of the facility. If SDG&E does not exercise its option it may be required, under certain circumstances, to purchase the power plant at a predetermined price.

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary.  SDG&E has no OMEC LLC voting rights and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Otay Mesa VIE's equity of $91 million at September 30, 2011 and $113 million at December 31, 2010 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $357 million at September 30, 2011, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC's property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Other Variable Interest Entities

SDG&E's power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates the respective entities to determine if variable interest entities exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary as of September 30, 2011. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

Sempra Energy’s other business units also enter into arrangements which could include variable interests.  We evaluate these arrangements and applicable entities based upon the qualitative and quantitative analyses described above.  Certain of these entities are service companies that are VIEs. As the primary beneficiary of these service companies, we consolidate them. In all other cases, we have determined that at this time the contracts are not variable interests in a VIE and therefore are not subject to the requirements of GAAP concerning the consolidation of VIEs.

GOODWILL

Goodwill is the excess of the purchase price over the fair value of the identifiable net assets of acquired companies.  Goodwill is not amortized but is tested annually on October 1 for impairment. Impairment of goodwill occurs when the carrying amount (book value) of goodwill exceeds its implied fair value.  If the book value of goodwill is greater than the fair value on the test date, an impairment loss may be recorded.

Goodwill included on the Sempra Energy Condensed Consolidated Balance Sheets is recorded as follows:

GOODWILL
(Dollars in millions)
	Sempra
	Pipelines &	Parent
	Storage	and Other	Total
Balance as of December 31, 2010	$81	$6	$87
Acquisition of Chilquinta Energía and Luz Del Sur	970	―	970
Foreign currency translation(1)	(44)	―	(44)
Balance at September 30, 2011	$1,007	$6	$1,013
(1) We record the offset of this fluctuation to other comprehensive income.

We provide additional information concerning goodwill in Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Service cost	$20	$20	$8	$5
Interest cost	41	41	16	14
Expected return on assets	(36)	(36)	(12)	(12)
Amortization of:
Prior service cost	1	1	―	―
Actuarial loss	8	8	4	2
Settlement	1	―	―	―
Regulatory adjustment	31	5	2	1
Total net periodic benefit cost	$66	$39	$18	$10
	Nine months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$63	$62	$23	$20
Interest cost	126	125	49	43
Expected return on assets	(109)	(108)	(36)	(35)
Amortization of:
Prior service cost (credit)	3	3	―	(1)
Actuarial loss	26	23	13	6
Settlement	11	―	―	―
Regulatory adjustment	6	(14)	6	5
Total net periodic benefit cost	$126	$91	$55	$38

NET PERIODIC BENEFIT COST -- SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Service cost	$6	$7	$1	$2
Interest cost	12	12	2	2
Expected return on assets	(10)	(11)	(1)	(2)
Amortization of:
Prior service cost	―	―	1	1
Actuarial loss	2	3	―	―
Regulatory adjustment	15	3	1	―
Total net periodic benefit cost	$25	$14	$4	$3
	Nine months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$21	$21	$5	$5
Interest cost	37	36	7	7
Expected return on assets	(35)	(32)	(5)	(5)
Amortization of:
Prior service cost	1	1	3	3
Actuarial loss	7	9	―	―
Settlement	1	―	―	―
Regulatory adjustment	13	(2)	2	1
Total net periodic benefit cost	$45	$33	$12	$11

NET PERIODIC BENEFIT COST -- SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Service cost	$10	$11	$7	$3
Interest cost	24	25	12	11
Expected return on assets	(21)	(23)	(10)	(9)
Amortization of:
Prior service cost (credit)	1	1	(1)	(1)
Actuarial loss	4	2	4	2
Regulatory adjustment	16	2	1	1
Total net periodic benefit cost	$34	$18	$13	$7
	Nine months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$34	$34	$17	$13
Interest cost	74	74	39	34
Expected return on assets	(64)	(68)	(30)	(29)
Amortization of:
Prior service cost (credit)	2	2	(3)	(3)
Actuarial loss	12	7	13	6
Settlement	1	―	―	―
Regulatory adjustment	(7)	(12)	4	4
Total net periodic benefit cost	$52	$37	$40	$25

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2011:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through September 30, 2011:
Pension plans	$136	$42	$56
Other postretirement benefit plans	56	12	42
Total expected contributions in 2011:
Pension plans	$211	$68	$95
Other postretirement benefit plans	74	15	55

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months and nine months ended September 30, 2011 and 2010. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Earnings/Income attributable to common shareholders	$296	$131	$1,065	$459

Denominator:
Weighted-average common shares outstanding for basic EPS	239,545	246,668	239,693	246,513
Dilutive effect of stock options, restricted stock awards and restricted stock units	2,335	3,143	2,262	3,260
Weighted-average common shares outstanding for diluted EPS	241,880	249,811	241,955	249,773

Earnings per share:
Basic	$1.23	$0.53	$4.44	$1.86
Diluted	$1.22	$0.53	$4.40	$1.84

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits and minus tax shortfalls are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price on common stock was greater than the average market price during the period (out-of-the-money options). We had 2,112,880 and 2,111,839 such antidilutive stock options outstanding during the three months and nine months ended September 30, 2011, respectively. We had 2,132,975 and 2,158,528 such stock options outstanding during the three months and nine months ended September 30, 2010, respectively.

We had no stock options outstanding during the three months ended September 30, 2011 and 900 stock options during the nine months ended September 30, 2011 that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method. We had 10,800 and 8,407 such antidilutive stock options during the three months and nine months ended September 30, 2010, respectively.

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

Each performance based RSU represents the right to receive between zero and 1.5 shares of Sempra Energy common stock based on Sempra Energy’s four-year cumulative total shareholder return compared to the S&P 500 Utilities Index, as follows:

Four-Year Cumulative Total Shareholder Return Ranking versus S&P 500 Utilities Index(1)	Number of Sempra Energy Common Shares Received for Each Restricted Stock Unit(2)
75th Percentile or Above	1.5
50th Percentile	1
35th Percentile or Below	―
(1) If Sempra Energy ranks at or above the 50th percentile compared to the S&P 500 Index, participants will receive a minimum of 1.0 share for each restricted stock unit.
(2) Participants may also receive additional shares for dividend equivalents on shares subject to restricted stock units, which are reinvested to purchase additional shares that become subject to the same vesting conditions as the restricted stock units to which the dividends relate.

RSAs have a maximum potential of 100% vesting. We include our performance based RSAs and RSUs in potential dilutive shares at zero to 100 percent and zero to 150 percent, respectively, to the extent that they currently meet the performance requirements for vesting, subject to the application of the treasury stock method. Due to market fluctuations of both Sempra Energy stock and the comparative index, dilutive RSA and RSU shares may vary widely from period-to-period. We include our RSAs, which are service based, in potential dilutive shares at 100 percent.

RSUs and RSAs may be excluded from potential dilutive shares by the application of unearned compensation in the treasury stock method or because performance goals are currently not met.  The maximum excluded RSUs and RSAs, assuming performance goals were met at maximum levels, were 3,473,578 and 3,630,253 for the three months and nine months ended September 30, 2011, respectively, and 2,072,646 and 1,950,281 for the three months and nine months ended September 30, 2010, respectively.

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

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $7 million and $4 million for the three months ended September 30, 2011 and 2010, respectively, and $20 million and $17 million for the nine months ended September 30, 2011 and 2010, respectively. Pursuant to our share-based compensation plans, we granted 1,089,223 RSUs and 11,876 RSAs during the nine months ended September 30, 2011, primarily in January 2011.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, at the Sempra Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months and nine months ended September 30, 2011 and 2010.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sempra Energy Consolidated:
AFUDC related to debt	$10	$6	$27	$16
AFUDC related to equity	26	13	67	40
Other capitalized financing costs	6	9	20	27
Total Sempra Energy Consolidated	$42	$28	$114	$83
SDG&E:
AFUDC related to debt	$8	$5	$22	$12
AFUDC related to equity	21	11	54	30
Total SDG&E	$29	$16	$76	$42
SoCalGas:
AFUDC related to debt	$2	$1	$5	$4
AFUDC related to equity	5	2	13	10
Total SoCalGas	$7	$3	$18	$14

COMPREHENSIVE INCOME

The following tables provide a reconciliation of net income to comprehensive income.

COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended September 30,
	2011			2010
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Net income (loss)(2)	$297	$29	$326	$133	$(6)	$127
Foreign currency translation
adjustments	(132)	(7)	(139)	53	―	53
Financial instruments	(14)	(25)	(39)	(3)	1	(2)
Available-for-sale securities	―	―	―	4	―	4
Net actuarial gain	1	―	1	1	―	1
Comprehensive income (loss)	$152	$(3)	$149	$188	$(5)	$183
SDG&E:
Net income (loss)	$115	$21	$136	$108	$(5)	$103
Financial instruments	―	(25)	(25)	―	1	1
Net actuarial gain	1	―	1	―	―	―
Comprehensive income (loss)	$116	$(4)	$112	$108	$(4)	$104
SoCalGas:
Net income	$81	$ ―	$81	$78	$ ―	$78
Financial instruments	1	―	1	1	―	1
Comprehensive income	$82	$ ―	$82	$79	$ ―	$79
(1)	Shareholders' equity of Sempra Energy Consolidated, SDG&E or SoCalGas as indicated in left margin.
(2)	Before preferred dividends of subsidiaries.

COMPREHENSIVE INCOME
(Dollars in millions)
	Nine months ended September 30,
	2011			2010
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Net income (loss)(2)	$1,071	$21	$1,092	$466	$(34)	$432
Foreign currency translation
adjustments	(109)	(1)	(110)	32	―	32
Reclassification to net income of
foreign currency translation
adjustment related to equity
method investments(3)	(54)	―	(54)	―	―	―
Financial instruments	(18)	(34)	(52)	(12)	5	(7)
Available-for-sale securities	―	―	―	1	―	1
Net actuarial gain	8	―	8	4	―	4
Comprehensive income (loss)	$898	$(14)	$884	$491	$(29)	$462
SDG&E:
Net income (loss)	$277	$6	$283	$268	$(34)	$234
Financial instruments	―	(34)	(34)	―	5	5
Net actuarial gain	1	―	1	1	―	1
Comprehensive income (loss)	$278	$(28)	$250	$269	$(29)	$240
SoCalGas:
Net income	$209	$ ―	$209	$213	$ ―	$213
Financial instruments	2	―	2	2	―	2
Comprehensive income	$211	$ ―	$211	$215	$ ―	$215
(1)	Shareholders' equity of Sempra Energy Consolidated, SDG&E or SoCalGas as indicated in left margin.
(2)	Before preferred dividends of subsidiaries.
(3)	Related to the acquisition of Chilquinta Energía and Luz del Sur.
The amounts for comprehensive income in the tables above are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended September 30,
	2011			2010
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$(11)	$ ―	$(11)	$(1)	$ ―	$(1)
Foreign currency translation adjustments	(1)	―	(1)	―	―	―
Net actuarial gain	1	―	1	1	―	1
SoCalGas:
Financial instruments	$ ―	$ ―	$ ―	$1	$ ―	$1

	Nine months ended September 30,
	2011			2010
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Financial instruments	$(11)	$ ―	$(11)	$(7)	$ ―	$(7)
Foreign currency translation adjustments	(1)	―	(1)	―	―	―
Available-for-sale securities	―	―	―	(1)	―	(1)
Net actuarial gain	5	―	5	3	―	3
SoCalGas:
Financial instruments	$1	$ ―	$1	$2	$ ―	$2
(1)	Shareholders' equity of Sempra Energy Consolidated or SoCalGas as indicated in left margin.

Income tax amounts associated with other comprehensive income during the three months and nine months ended September 30, 2011 and 2010 at SDG&E were negligible.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide a reconciliation of Sempra Energy’s and SDG&E’s shareholders’ equity and noncontrolling interests for the nine months ended September 30, 2011 and 2010.

SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders'	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2010	$9,027	$211	$9,238
Comprehensive income (loss)	898	(14)	884
Share-based compensation expense	36	―	36
Common stock dividends declared	(346)	―	(346)
Preferred dividends of subsidiaries	(6)	―	(6)
Issuance of common stock	22	―	22
Tax benefit related to share-based compensation	6	―	6
Repurchase of common stock	(18)	―	(18)
Common stock released from ESOP	15	―	15
Distributions to noncontrolling interests	―	(9)	(9)
Equity contributed by noncontrolling interest	―	6	6
Acquisition of South American entities	―	279	279
Purchase of noncontrolling interests in subsidiary	(4)	(39)	(43)
Redemption of preferred stock of subsidiary	―	(80)	(80)
Balance at September 30, 2011	$9,630	$354	$9,984
Balance at December 31, 2009	$9,007	$244	$9,251
Comprehensive income (loss)	491	(29)	462
Share-based compensation expense	31	―	31
Common stock dividends declared	(287)	―	(287)
Preferred dividends of subsidiaries	(7)	―	(7)
Issuance of common stock	53	―	53
Tax benefit related to share-based compensation	3	―	3
Repurchase of common stock	(502)	―	(502)
Common stock released from ESOP	13	―	13
Distributions to noncontrolling interest	―	(10)	(10)
Balance at September 30, 2010	$8,802	$205	$9,007

SHAREHOLDER'S EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholder's	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2010	$3,108	$113	$3,221
Comprehensive income (loss)	278	(28)	250
Preferred stock dividends declared	(4)	―	(4)
Capital contribution	200	―	200
Equity contributed by noncontrolling interest	―	6	6
Balance at September 30, 2011	$3,582	$91	$3,673
Balance at December 31, 2009	$2,739	$146	$2,885
Comprehensive income (loss)	269	(29)	240
Preferred stock dividends declared	(4)	―	(4)
Distributions to noncontrolling interest	―	(10)	(10)
Balance at September 30, 2010	$3,004	$107	$3,111

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra Pipelines & Storage has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of Sempra Pipelines & Storage’s Argentine investments, which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. The loan has a $24 million balance outstanding at a variable interest rate (7.246 percent as of September 30, 2011). In June 2011, the maturity date of the loan was extended from June 2011 to June 30, 2012. The loan was fully reserved at December 31, 2010 and  September 30, 2011.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	September 30,	December 31,
	2011	2010
SDG&E
Current:
Due from SoCalGas	$10	$11
Due from various affiliates	1	1
	$11	$12

Due to Sempra Energy	$23	$16

Income taxes due from Sempra Energy(1)	$84	$25

SoCalGas
Current:
Due from Sempra Energy	$167	$60
Due from various affiliates	1	3
	$168	$63

Due to SDG&E	$10	$11

Income taxes due from (to) Sempra Energy(1)	$63	$(3)
(1)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies' having always filed a separate return.

Revenues from unconsolidated affiliates at the Sempra Utilities are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT THE SEMPRA UTILITIES
(Dollars in millions)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
SDG&E	$3	$1	$6	$6
SoCalGas	13	11	38	32

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

AMOUNTS RECORDED FOR TRANSACTIONS WITH RBS SEMPRA COMMODITIES
(Dollars in millions)

	Three months ended September 30,			Nine months ended September 30,
	2011(1)		2010	2011(1)		2010
Revenues:
SoCalGas	$	―	$1	$	―	$8
Sempra Generation(2)		―	10		4	19
Sempra LNG		―	60		40	199
Total revenues	$	―	$71		$44	$226

Cost of natural gas:
SDG&E	$	―	$1	$	―	$2
SoCalGas		―	10		―	33
Sempra Generation		―	30		30	58
Sempra Pipelines & Storage		3	6		17	22
Sempra LNG		―	63		30	208
Total cost of natural gas		$3	$110		$77	$323
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

OTHER INCOME (EXPENSE), NET

Other Income (Expense), Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME (EXPENSE), NET
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$26	$13	$67	$40
Investment (losses) gains(1)	(6)	10	13	15
Losses on interest rate and foreign exchange instruments, net(2)	(26)	(17)	(14)	(40)
Regulatory interest, net	―	1	1	―
Sundry, net(3)	18	59	19	67
Total	$12	$66	$86	$82
SDG&E:
Allowance for equity funds used during construction	$21	$11	$54	$30
Losses on interest rate instruments(4)	―	(17)	―	(51)
Regulatory interest, net	―	―	1	―
Sundry, net	5	4	―	3
Total	$26	$(2)	$55	$(18)
SoCalGas:
Allowance for equity funds used during construction	$5	$2	$13	$10
Sundry, net	(2)	―	(4)	(2)
Total	$3	$2	$9	$8
(1)
Represents investment (losses) gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2)	Sempra Energy Consolidated includes Otay Mesa VIE and additional instruments.
(3)	Amounts in 2010 include proceeds from a legal settlement of $48 million.
(4) Related to Otay Mesa VIE.

INCOME TAXES

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,
	2011		2010
	Income Tax	Effective Income	Income Tax Expense	Effective Income
	Expense	Tax Rate	(Benefit)	Tax Rate
Sempra Energy Consolidated	$68	18%	$(32)	(32)%
SDG&E	63	32	56	35
SoCalGas	41	34	42	35
	Nine months ended September 30,
	2011		2010
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$269	20%	$85	18%
SDG&E	154	35	131	36
SoCalGas	106	34	132	38

Changes in Effective Income Tax Rates

Sempra Energy Consolidated

In the three months ended September 30, 2011, we had net income tax expense compared to a net income tax benefit in 2010.  The change in rates was primarily due to:

▪
lower pretax income in countries with lower statutory rates (primarily due to a $175 million non-taxable gain in 2010 related to our share of the RBS Sempra Commodities sale to J.P. Morgan Ventures Energy Corporation); offset by

▪	$30 million tax benefit in 2011 compared to $9 million tax expense in 2010 due to Mexican currency translation and inflation adjustments;

▪	$11 million state income tax expense related to our exit from the RBS Sempra Commodities business in 2010;

▪	higher exclusions from taxable income of the equity portion of AFUDC; and

▪	higher favorable impact from the resolution of prior years' income tax issues.

For the nine months ended September 30, 2011, the increase in the effective income tax rate was primarily due to:

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; offset by

▪
higher income in countries with lower statutory rates (primarily due to a $277 million non-taxable gain in 2011 from the remeasurement of our equity method investments related to our acquisition from AEI of their investments in Chile and Peru, discussed below, compared to a $175 million non-taxable gain in 2010 related to our share of the RBS Sempra Commodities sale to J.P. Morgan Ventures Energy Corporation);

▪	$17 million tax benefit in 2011 compared to $16 million tax expense in 2010 due to Mexican currency translation and inflation adjustments;

▪
a $16 million write-down in 2010 of the deferred tax assets related to other postretirement benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy;

▪	$11 million state income tax expense related to our exit from the RBS Sempra Commodities business in 2010; and

▪	higher exclusions from taxable income of the equity portion of AFUDC.

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

SDG&E

SDG&E’s effective income tax rate decreased for the three months ended September 30, 2011 primarily due to:

▪	the impact of Otay Mesa VIE, as we discuss below; and

▪	higher exclusions from taxable income of the equity portion of AFUDC; offset by

▪	lower deductions for cost of removal of utility plant fixed assets.

SDG&E's effective income tax rate decreased for the nine months ended September 30, 2011 primarily due to:

▪	the impact of Otay Mesa VIE, as we discuss below;

▪	higher exclusions from taxable income of the equity portion of AFUDC;

▪	a $3 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above; and

▪	higher deductions for self-developed software costs; offset by

▪	unfavorable adjustments related to prior years' income tax issues in 2011 versus favorable adjustments in 2010; and

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

Results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is consolidated, and therefore, their effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate.

SoCalGas

The decrease in SoCalGas' effective income tax rate for the three months ended September 30, 2011 was primarily due to higher exclusions from taxable income of the equity portion of AFUDC.

The decrease in SoCalGas' effective income tax rate for the nine months ended September 30, 2011 was primarily due to:

▪	a $13 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above; and

▪	higher exclusions from taxable income of the equity portion of AFUDC; offset by

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

The CPUC requires what is referred to as flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income taxes are not recorded to deferred income tax expense, but rather to a regulatory asset or liability. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the effective income tax rate. In the variance discussion above, the following items are subject to flow-through treatment:

▪	the equity portion of AFUDC

▪	cost of removal of utility plant assets

▪	self-developed software costs

▪	depreciation on a certain portion of utility plant assets

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At September 30, 2011, Sempra Energy Consolidated had $3.8 billion in committed lines of credit to provide liquidity and to support commercial paper and variable-rate demand notes, the major components of which we detail below. Available unused credit on these lines at September 30, 2011 was $2.7 billion.

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

At September 30, 2011, Sempra Energy had $14 million of variable-rate demand notes outstanding supported by the facility.

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

At September 30, 2011, Sempra Global had $823 million of commercial paper outstanding supported by the facility. At September 30, 2011, $200 million of the commercial paper outstanding is classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt. At December 31, 2010, $800 million of commercial paper outstanding was similarly classified as long-term debt.

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

At September 30, 2011, SDG&E and SoCalGas had no outstanding borrowings under this facility and SDG&E had $237 million of variable-rate demand notes outstanding supported by the facility. Available unused credit on the lines under this facility at September 30, 2011 was $363 million at SDG&E and $563 million at SoCalGas; SoCalGas' availability reflects the impact of SDG&E's use of the combined credit available on the line.

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

RBS is obligated to provide RBS Sempra Commodities with certain of its working-capital requirements. We have provided back-up guarantees for a portion of RBS Sempra Commodities’ remaining trading obligations. A few of these back-up guarantees may continue for a prolonged period of time. RBS has fully indemnified us for any claims or losses in connection with these arrangements, with the exception of those obligations for which JP Morgan has agreed to indemnify us. We discuss the indemnification release in Note 4.

RBS Sempra Commodities’ net trading liabilities supported by Sempra Energy’s guarantees at September 30, 2011 were $15 million, consisting of guaranteed trading obligations net of collateral. The amount of guaranteed net trading liabilities varies from day to day with the value of the trading obligations and related collateral.

Other Guarantees

Sempra Generation and BP Wind Energy currently hold 50-percent ownership interests in Fowler Ridge 2. In August 2010, Fowler Ridge 2 obtained a $348 million term loan expiring in August 2022. The proceeds were used to return $180 million of each owner’s investment in the joint venture. The loan agreement requires Sempra Generation and BP Wind Energy to return cash to the project in the event that the project does not meet certain cash flow criteria or in the event that the project’s debt service and operation and maintenance reserve accounts are not maintained at specific thresholds. Sempra Generation recorded a liability of $9 million for the fair value of its obligation associated with the cash flow requirements, which constitutes a guarantee. This liability is being amortized over its expected life. The outstanding loan is not guaranteed by the partners.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt outstanding at Sempra Energy were 0.67 percent and 0.46 percent at September 30, 2011 and December 31, 2010, respectively. The weighted average interest rates at both September 30, 2011 and December 31, 2010 include interest rates for commercial paper borrowings classified as long-term, as we discuss above.

LONG-TERM DEBT

In August 2011, SDG&E publicly offered and sold $350 million of 3-percent first mortgage bonds maturing in 2021.

In March 2011, Sempra Energy publicly offered and sold $500 million of 2-percent notes and $300 million of floating rate notes (1.11 percent as of September 30, 2011), both maturing in 2014. The floating rate notes bear interest at a rate equal to the three-month London interbank offered rate (LIBOR) plus 0.76 percent. The interest rate is reset quarterly.

Luz del Sur has outstanding Peruvian corporate bonds, denominated in the local currency, registered with the Peruvian stock exchange with maturity dates ranging from 2011 to 2015 at fixed interest rates ranging from 5.78 percent to 7.91 percent.  As of September 30, 2011, the outstanding balance on these bonds was $168 million. Additionally, Luz del Sur has outstanding bank loans with maturity dates ranging from 2012 to 2016 at interest rates ranging from 5.45 percent to 6.75 percent. As of September 30, 2011, the outstanding balance on the bank loans was $40 million.

Chilquinta Energía has outstanding Series A and Series B Chilean public bonds with maturity dates in 2014 and 2030, respectively, and stated interest rates of 2.75 percent and 4.25 percent, respectively. The bonds and related interest are denominated in Chilean Unidades de Fomento. The Chilean Unidad de Fomento is a unit of account used in Chile that is adjusted for inflation, and its value is quoted in Chilean Pesos. In 2009, Sempra Pipelines & Storage purchased $58 million of the 2.75-percent bonds, which are eliminated in consolidation.  Net of this elimination, as of September 30, 2011, the outstanding balance on these bonds was $221 million ($23 million of Series A and $198 million of Series B).

In September 2011, Mobile Gas privately placed $20 million of 4.14-percent first mortgage bonds and $42 million of 5-percent first mortgage bonds, maturing in 2021 and 2031, respectively.

INTEREST RATE SWAPS

We discuss our fair value interest rate swaps and interest rate swaps to hedge cash flows in Note 7.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative instruments primarily to manage exposures arising in the normal course of business. Our principal exposures are commodity market risk and benchmark interest rate risk. We may also manage foreign exchange rate exposures using derivatives. Our use of derivatives for these risks is integrated into the economic management of our anticipated revenues, anticipated expenses, assets and liabilities. Derivatives may be effective in mitigating these risks (1) that could lead to declines in anticipated revenues or increases in anticipated expenses, or (2) that our asset values may fall or our liabilities increase. Accordingly, our derivative activity summarized below generally represents an impact that is intended to offset associated revenues, expenses, assets or liabilities that are not presented below.

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

▪
Sempra Generation uses natural gas and electricity instruments to market energy products and optimize the earnings of its natural gas power plants. Gains and losses associated with these undesignated derivatives are recognized in Energy-Related Businesses Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

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

▪	From time to time, our various businesses, including the Sempra Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes as of September 30, 2011 and December 31, 2010 as follows:

Business Unit and Commodity	September 30, 2011	December 31, 2010
Sempra Utilities:
SDG&E:
Natural gas	42 million MMBtu	51 million MMBtu	(1)
Congestion revenue rights	16 million MWh	21 million MWh	(2)

Energy-Related Businesses:
Sempra Generation - electric power	7 million MWh	1 million MWh
Sempra Pipelines & Storage - natural gas	8 million MMBtu	8 million MMBtu
Sempra LNG - natural gas	5 million MMBtu	7 million MMBtu
(1)	Million British thermal units
(2)	Megawatt hours

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

Interest rate derivatives are utilized by the Sempra Utilities as well as by other Sempra Energy subsidiaries. Although the Sempra Utilities generally recover borrowing costs in rates over time, the use of interest rate derivatives is subject to certain regulatory constraints, and the impact of interest rate derivatives may not be recovered from customers as timely as described above with regard to natural gas derivatives. Accordingly, interest rate derivatives are generally accounted for as hedges at the Sempra Utilities, as well as at the rest of Sempra Energy's subsidiaries. Separately, Otay Mesa VIE has entered into interest rate swap agreements to moderate its exposure to interest rate changes. This activity was designated as a cash flow hedge as of April 1, 2011.

The net notional amounts of our interest rate derivatives as of September 30, 2011 and December 31, 2010 were:

	September 30, 2011		December 31, 2010
(Dollars in millions)	Notional Debt	Maturities	Notional Debt	Maturities
Sempra Energy Consolidated(1)	$15-305	2013-2019	$215-355	2011-2019
SDG&E(1)	285-358	2019	285-365	2019
SoCalGas	―	―	150	2011
(1)	Includes Otay Mesa VIE. All of SDG&E's interest rate derivatives relate to Otay Mesa VIE.

FINANCIAL STATEMENT PRESENTATION

The following tables provide the fair values of derivative instruments, without consideration of margin deposits held or posted, on the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	September 30, 2011
							Deferred
							credits
		Current			Current		and other
		assets:			liabilities:		liabilities:
		Fixed-price		Investments	Fixed-price		Fixed-price
		contracts		and other	contracts		contracts
		and other		assets:	and other		and other
Derivatives designated as hedging instruments		derivatives(1)		Sundry	derivatives(2)		derivatives
Sempra Energy Consolidated:
Interest rate instruments(3)		$7		$13	$(16)		$(63)
SDG&E:
Interest rate instruments(3)	$	―	$	―	$(16)		$(63)

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments		$9		$41	$(8)		$(35)
Commodity contracts not subject to rate recovery		104		36	(89)		(57)
Associated offsetting commodity contracts		(60)		(27)	60		27
Commodity contracts subject to rate recovery		10		2	(43)		(24)
Associated offsetting commodity contracts		(8)		(1)	8		1
Total		$55		$51	$(72)		$(88)
SDG&E:
Commodity contracts subject to rate recovery		$6		$2	$(37)		$(24)
Associated offsetting commodity contracts		(4)		(1)	4		1
Total		$2		$1	$(33)		$(23)
SoCalGas:
Commodity contracts subject to rate recovery		$5	$	―	$(7)	$	―
Associated offsetting commodity contracts		(4)		―	4		―
Total		$1	$	―	$(3)	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2010
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
Derivatives designated as hedging instruments		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Interest rate instrument		$3	$	―	$	―	$	―
SoCalGas:
Interest rate instrument		$3	$	―	$	―	$	―

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments(3)		$9		$22		$(25)		$(57)
Commodity contracts not subject to rate recovery		59		20		(44)		(34)
Associated offsetting commodity contracts		(2)		(8)		2		8
Commodity contracts subject to rate recovery		5		―		(43)		(27)
Associated offsetting commodity contracts		(37)		(26)		37		26
Total		$34		$8		$(73)		$(84)
SDG&E:
Interest rate instruments(3)	$	―	$	―		$(17)		$(41)
Commodity contracts not subject to rate recovery		1		―		―		―
Commodity contracts subject to rate recovery		2		―		(35)		(27)
Associated offsetting commodity contracts		(34)		(26)		34		26
Total		$(31)		$(26)		$(18)		$(42)
SoCalGas:
Commodity contracts not subject to rate recovery		$1	$	―	$	―	$	―
Commodity contracts subject to rate recovery		3		―		(3)		―
Associated offsetting commodity contracts		(3)		―		3		―
Total		$1	$	―	$	―	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E's amounts relate to Otay Mesa VIE.

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and on Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) for the three months and nine months ended September 30, 2011 and 2010 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended September 30,				Nine months ended September 30,
	Location	2011		2010		2011	2010
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense		$2		$2	$7	$9
Interest rate instruments	Other Income, Net		13		(2)	16	(11)
Total(1)			$15	$	―	$23	$(2)
SoCalGas:
Interest rate instrument	Interest Expense	$	―		$2	$1	$5
Interest rate instrument	Other Income, Net		―		(2)	(3)	(4)
Total(1)		$	―	$	―	$(2)	$1
(1)
There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain (loss) recognized					Gain (loss) reclassified from AOCI
	in OCI (effective portion)					into earnings (effective portion)
	Three months ended September 30,					Three months ended September 30,

	2011		2010		Location	2011	2010
Sempra Energy Consolidated:
Interest rate instruments(1)		$(21)	$	―	Interest Expense	$4	$(2)
Interest rate instruments		(27)		―	Equity Losses, Before Income Tax	(2)	―
Commodity contracts not subject
to rate recovery		―		1	Equity Losses, Before Income Tax	―	7
Total		$(48)		$1		$2	$5
SDG&E:
Interest rate instruments(1)		$(21)	$	―	Interest Expense	$4	$(1)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$(1)	$(1)
	Nine months ended September 30,					Nine months ended September 30,

	2011		2010		Location	2011	2010
Sempra Energy Consolidated:
Interest rate instruments(1)		$(32)	$	―	Interest Expense	$ ―	$(9)
Interest rate instruments		―		―	Other Income, Net(2)	―	10
Interest rate instruments		(34)		―	Equity Losses, Before Income Tax	(3)	―
Commodity contracts not subject
to rate recovery		―		1	Equity Losses, Before Income Tax	―	14
Total		$(66)		$1		$(3)	$15
SDG&E:
Interest rate instruments(1)		$(32)	$	―	Interest Expense	$2	$(5)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$(3)	$(4)
(1)						Amounts include Otay Mesa VIE. All of SDG&E's interest rate derivative activity relates to Otay Mesa VIE. There has been a negligible amount of ineffectiveness related to these swaps.
(2)
Gains reclassified into earnings due to changes in cash requirements and associated impacts on forecasted interest payments, primarily related to proceeds received from RBS Sempra Commodities. See Note 4.

Sempra Energy expects that losses of $8 million, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depends on the interest rates in effect when derivative contracts that are currently outstanding mature. For all forecasted transactions, the maximum term over which we are hedging exposure to the variability of cash flows is 91 months at September 30, 2011.

SDG&E and SoCalGas expect that losses of $4 million and $1 million, respectively, which are net of income tax benefit, that are currently recorded in Accumulated Other Comprehensive Income (Loss) related to these cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended September 30,				Nine months ended September 30,
	Location	2011		2010		2011		2010
Sempra Energy Consolidated:
Interest rate and foreign exchange
instruments(1)	Other Income, Net		$(26)		$(17)		$(14)		$(50)
Commodity contracts not subject	Revenues: Energy-Related
to rate recovery	Businesses		3		15		17		45
Commodity contracts not subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power		―		(7)		1		(22)
Commodity contracts not subject
to rate recovery	Other Operation and Maintenance		―		―		1		―
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		(15)		(39)		(6)		(100)
Commodity contracts subject
to rate recovery	Cost of Natural Gas		(2)		(5)		(1)		(9)
Total			$(40)		$(53)		$(2)		$(136)
SDG&E:
Interest rate instruments(1)	Other Income (Expense), Net	$	―		$(17)	$	―		$(51)
Commodity contracts not subject
to rate recovery	Operation and Maintenance		(1)		―		―		―
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		(15)		(39)		(6)		(100)
Total			$(16)		$(56)		$(6)		$(151)
SoCalGas:
Commodity contracts not subject
to rate recovery	Operation and Maintenance		$(1)	$	―	$	―	$	―
Commodity contracts subject
to rate recovery	Cost of Natural Gas		(2)		(4)		(1)		(5)
Total			$(3)		$(4)		$(1)		$(5)
(1)	Amount for 2010 is related to Otay Mesa VIE. Sempra Energy Consolidated also includes additional instruments.

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

For Sempra Energy and SDG&E, the total fair value of this group of derivative instruments in a net liability position at September 30, 2011 is $10 million and $1 million, respectively. As of September 30, 2011, if the credit ratings of Sempra Energy and SDG&E were reduced below investment grade, $10 million and $1 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E, and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of certain other financial instruments at September 30, 2011 and December 31, 2010:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Sempra Energy Consolidated:
Investments in affordable housing partnerships(1)	$24	$57	$28	$58
Total long-term debt(2)	9,775	11,047	8,330	8,883
Due to unconsolidated affiliate(3)	―	―	2	2
Preferred stock of subsidiaries	99	103	179	166
SDG&E:
Total long-term debt(4)	$3,648	$3,993	$3,305	$3,300
Contingently redeemable preferred stock	79	83	79	78
SoCalGas:
Total long-term debt(5)	$1,312	$1,494	$1,566	$1,638
Preferred stock	22	22	22	21
(1)	We discuss our investments in affordable housing partnerships in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)
Before reductions for net unamortized discount (premium) of $14 million at September 30, 2011 and $22 million at December 31, 2010, and excluding capital leases of $209 million at September 30, 2011 and $221 million at December 31, 2010, and commercial paper classified as long-term debt of $200 million at September 30, 2011 and $800 million at December 31, 2010. We discuss our long-term debt in Note 6 above and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(3)	Note payable was extinguished due to the increase in our ownership of Chilquinta Energía S.A. to 100% in the second quarter of 2011.
(4)
Before reductions for unamortized discount of $11 million at September 30, 2011 and $9 million at December 31, 2010, and excluding capital leases of $195 million at September 30, 2011 and $202 million at December 31, 2010.

(5)
Before reductions for unamortized discount of $2 million at September 30, 2011 and $3 million at December 31, 2010, and excluding capital leases of $13 million at September 30, 2011 and $19 million at December 31, 2010.

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

Nuclear Decommissioning Trusts

We discuss SDG&E's investments in nuclear decommissioning trust funds in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross		Gross	Estimated
		Unrealized		Unrealized	Fair
	Cost	Gains		Losses	Value
As of September 30, 2011:
Debt securities
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$128	$17	$	―	$145
Municipal bonds(2)	115	7		(1)	121
Other securities(3)	40	2		―	42
Total debt securities	283	26		(1)	308
Equity securities	245	192		(10)	427
Cash and cash equivalents	25	―		―	25
Total	$553	$218		$(11)	$760
As of December 31, 2010:
Debt securities
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$162	$14		$(2)	$174
Municipal bonds	101	2		(3)	100
Other securities	22	3		―	25
Total debt securities	285	19		(5)	299
Equity securities	219	242		(1)	460
Cash and cash equivalents	10	―		―	10
Total	$514	$261		$(6)	$769
(1)	Maturity dates are 2012-2041.
(2)	Maturity dates are 2012-2057.
(3)	Maturity dates are 2012-2111.

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Proceeds from sales	$294	$97	$384	$247
Gross realized gains	27	4	29	7
Gross realized losses	(8)	(2)	(10)	(9)

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

The following table provides the amount of fair value of cash collateral receivables that were not offset in the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(Dollars in millions)	2011	2010
Sempra Energy Consolidated	$19	$32
SDG&E	11	25
SoCalGas	4	3

Fair Value Hierarchy

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Notes 1 and 2 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the nine months ended September 30, 2011.

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011 and December 31, 2010. We also discuss our financial assets and liabilities recorded at fair value on a non-recurring basis. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

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

RECURRING FAIR VALUE MEASURES -- SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of September 30, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$427	$	―	$	―	$	―	$427
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		84		61		―		―	145
Municipal bonds		―		121		―		―	121
Other securities		―		42		―		―	42
Total debt securities		84		224		―		―	308
Total nuclear decommissioning trusts(1)		511		224		―		―	735
Interest rate instruments		―		69		―		―	69
Commodity contracts subject to rate recovery		12		―		3		―	15
Commodity contracts not subject to rate recovery		13		46		―		(3)	56
Investments		8		―		―		―	8
Total		$544		$339		$3		$(3)	$883
Liabilities:
Interest rate instruments	$	―		$122	$	―	$	―	$122
Commodity contracts subject to rate recovery		53		6		―		(51)	8
Commodity contracts not subject to rate recovery		2		55		―		(4)	53
Total		$55		$183	$	―		$(55)	$183

	At fair value as of December 31, 2010
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$460	$	―	$	―	$	―	$460
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		144		30		―		―	174
Municipal bonds		―		100		―		―	100
Other securities		―		25		―		―	25
Total debt securities		144		155		―		―	299
Total nuclear decommissioning trusts(1)		604		155		―		―	759
Interest rate instruments		―		34		―		―	34
Commodity contracts subject to rate recovery		25		1		2		―	28
Commodity contracts not subject to rate recovery		9		66		―		(22)	53
Investments		1		―		―		―	1
Total		$639		$256		$2		$(22)	$875
Liabilities:
Interest rate instruments	$	―		$82	$	―	$	―	$82
Commodity contracts subject to rate recovery		60		8		―		(60)	8
Commodity contracts not subject to rate recovery		―		67		―		―	67
Total		$60		$157	$	―		$(60)	$157
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SDG&E
(Dollars in millions)
	At fair value as of September 30, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$427	$	―	$	―	$	―	$427
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		84		61		―		―	145
Municipal bonds		―		121		―		―	121
Other securities		―		42		―		―	42
Total debt securities		84		224		―		―	308
Total nuclear decommissioning trusts(1)		511		224		―		―	735
Commodity contracts subject to rate recovery		11		―		3		―	14
Commodity contracts not subject to rate recovery		1		―		―		―	1
Total		$523		$224		$3	$	―	$750

Liabilities:
Interest rate instruments	$	―		$79	$	―	$	―	$79
Commodity contracts subject to rate recovery		51		5		―		(51)	5
Total		$51		$84	$	―		$(51)	$84

	At fair value as of December 31, 2010
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts
Equity securities		$460	$	―	$	―	$	―	$460
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		144		30		―		―	174
Municipal bonds		―		100		―		―	100
Other securities		―		25		―		―	25
Total debt securities		144		155		―		―	299
Total nuclear decommissioning trusts(1)		604		155		―		―	759
Commodity contracts subject to rate recovery		24		―		2		―	26
Commodity contracts not subject to rate recovery		2		―		―		―	2
Total		$630		$155		$2	$	―	$787

Liabilities:
Interest rate instruments	$	―		$58	$	―	$	―	$58
Commodity contracts subject to rate recovery		60		2		―		(60)	2
Total		$60		$60	$	―		$(60)	$60
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES -- SOCALGAS
(Dollars in millions)
	At fair value as of September 30, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Commodity contracts subject to rate recovery		$1	$	―	$	―	$	―	$1
Commodity contracts not subject to rate recovery		2		―		―		―	2
Total		$3	$	―	$	―	$	―	$3
Liabilities:
Commodity contracts subject to rate recovery		$2		$1	$	―	$	―	$3

	At fair value as of December 31, 2010
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Interest rate instruments	$	―		$3	$	―	$	―	$3
Commodity contracts subject to rate recovery		1		1		―		―	2
Commodity contracts not subject to rate recovery		3		―		―		―	3
Total		$4		$4	$	―	$	―	$8

There were no transfers into or out of Level 1 or Level 2 for Sempra Energy Consolidated, SDG&E or SoCalGas during the periods presented.

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of net trading and other derivatives classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

	Three months ended September 30,
(Dollars in millions)	2011		2010
Balance as of July 1		$3		$7
Realized and unrealized gains (losses)		5		(1)
Allocated transmission instruments		―		7
Settlements		(5)		(1)
Balance as of September 30		$3		$12
Change in unrealized gains relating to
instruments still held at September 30	$	―	$	―

	Nine months ended September 30,
(Dollars in millions)	2011		2010
Balance as of January 1		$2		$10
Realized and unrealized gains (losses)		17		(5)
Allocated transmission instruments		2		7
Settlements		(18)		―
Balance as of September 30		$3		$12
Change in unrealized gains relating to
instruments still held at September 30	$	―	$	―

There were no transfers into or out of Level 3 during the periods presented.

Level 3 recurring items are related to CRRs. These instruments are recorded at fair value based on the most current auction prices published by the California Independent System Operator (ISO). The earnings impact of CRRs is deferred and recorded in regulatory accounts to the extent they are recoverable or refundable through rates. Upon settlement, CRRs are included in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

Non-Recurring Fair Value Measures – Sempra Energy Consolidated

We discuss non-recurring fair value measures and the associated accounting impact on our investments in RBS Sempra Commodities and Argentina in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report and, with regard to RBS Sempra Commodities, in Note 4 above.

NOTE 9. SEMPRA UTILITIES' REGULATORY MATTERS

POWER PROCUREMENT AND RESOURCE PLANNING

Renewable Energy

In 2010, certain California electric retail sellers, including SDG&E, were required to deliver 20 percent of their retail energy sales from renewable energy sources. The rules governing this requirement, administered by both the California Public Utilities Commission (CPUC) and the California Energy Commission (CEC), are known as the Renewables Portfolio Standard (RPS) Program. In April 2011, the Governor of California signed Senate Bill X1 2 (33% RPS Program), which goes into effect December 9, 2011 and supersedes the current RPS Program. It will require each California utility to procure 33 percent of its annual electric energy requirements from renewable energy sources by 2020, with an average of 20 percent required from January 1, 2011 to December 31, 2013; 25 percent by December 31, 2016; and 33 percent by December 31, 2020. The CPUC began a rulemaking in May 2011 to address the implementation of the 33% RPS Program.

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

SDG&E Purchase of El Dorado

SDG&E purchased Sempra Generation's El Dorado natural gas generation plant on October 1, 2011, pursuant to an option to acquire the plant that was exercised in 2007. In accordance with the CPUC's approval, SDG&E acquired El Dorado (now named Desert Star Energy Center) at a price equal to the closing book value of the plant upon transfer. SDG&E made a compliance filing with the CPUC in September 2011 stating the book value purchase price as $215 million. The final purchase price is subject to change pending completion of an independent audit of Sempra Generation's net book value of the plant as of the close of business on September 30, 2011. SDG&E expects this audit to be completed by year-end 2011.

East County Substation

In response to a CPUC application filed by SDG&E for authorization to proceed with the East County Substation project, the CPUC and Bureau of Land Management jointly issued a favorable final environmental impact report and environmental impact statement in October 2011. We expect a CPUC decision on this project in the first quarter of 2012. We provide additional detail on the East County Substation project and CPUC application in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

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

In July 2011, the Sempra Utilities filed amendments to revise their original applications, primarily to reflect the impact of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. With these amendments, SDG&E is requesting a revenue requirement in 2012 of $1.845 billion, an increase of $231 million (or 14.3%) over 2011. SoCalGas is requesting a revenue requirement in 2012 of $2.107 billion, an increase of $263 million (14.3%) over 2011. The Division of Ratepayer Advocates and other intervening parties are recommending that the CPUC reduce the utilities’ revenue requirements in 2012 by approximately 5 percent compared to 2011.

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

Natural Gas Procurement

In the third quarter of 2011, the CPUC approved and SoCalGas recorded SoCalGas' application for its Gas Cost Incentive Mechanism (GCIM) award of $6 million for natural gas procured for its core customers during the 12-month period ending March 31, 2010.

In June 2011, SoCalGas applied to the CPUC for approval of a GCIM award of $6.2 million for natural gas procured for its core customers during the 12-month period ending March 31, 2011. SoCalGas expects a CPUC decision in the first half of 2012.

In the first quarter of 2010, SoCalGas recorded a GCIM award of $12 million for its procurement activities during the 12-month period ending March 31, 2009, approved by the CPUC in January 2010.

Energy Efficiency

The CPUC established incentive mechanisms that are based on the effectiveness of energy efficiency and demand side management programs. In June 2011, the Sempra Utilities filed requests with the CPUC seeking incentive awards of $15.1 million for SDG&E and $2.0 million for SoCalGas for their 2009 program year results. SDG&E’s filing reflects changes that SDG&E believes were errors in the calculation method developed by the CPUC’s Energy Division. The CPUC issued a ruling in September 2011 directing the Energy Division to issue a report confirming the amount of the utilities’ incentive awards. The Energy Division issued its report on September 30, 2011 which acknowledged the calculation issues for SDG&E, but did not validate the incentive awards for either utility. SDG&E and SoCalGas continue to work with the Energy Division to validate the awards. We still expect a CPUC decision by the end of 2011.

The CPUC is also considering modifications to the incentive mechanism that would apply to the 2010 – 2012 program period, but has not established a schedule for a decision.

SOCALGAS COST OF CAPITAL

A cost of capital proceeding determines a utility’s authorized capital structure and authorized rate of return, which is a weighted average of the authorized returns on debt, preferred stock, and common equity (return on equity or ROE). In addition, a cost of capital proceeding also addresses market-based benchmarks to be monitored to determine whether an adjustment to the established authorized rate of return is required during the interim years between proceedings through the Market Indexed Capital Adjustment Mechanism (MICAM). We provide more information about cost of capital in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SoCalGas’ cost of capital trigger mechanism identifies two conditions for determining whether a change in the authorized rate of return is required. Both conditions are based on the 30-year Treasury Bond Yields – one being the most recent trailing 12-month rolling average yield and the second being the corresponding 12-month forward forecast yield as published by Global Insight. If both conditions fall outside a range of 3.88 percent (MICAM floor) to 6.88 percent (MICAM ceiling) in a given month, SoCalGas’ authorized ROE would be adjusted, upward or downward, by one-half of the difference between the trailing 12-month rolling average yield and 5.38 percent (SoCalGas' MICAM benchmark interest rate), effective January 1 following the year in which both conditions were exceeded. Also, SoCalGas’ authorized recovery rate for the cost of debt and preferred stock would be adjusted to their actual weighted average cost. Therefore, SoCalGas’ authorized rate of return would adjust, upward or downward, as a result of all three cost adjustments.

Based on the Global Insight 12-month forward forecasted yield published in early October 2011, this forward forecasted yield is below the MICAM floor. As of October 31, 2011, the historical rolling average yield for the 30-year Treasury Bonds was above the MICAM floor. For the historical rolling average yield of the 30-year Treasury Bonds to be below the MICAM floor at the end of November, the daily average yield for the month of November would need to be at or below 1.20 percent. For the historical rolling average yield of the 30-year Treasury Bonds to be below the floor at the end of December, the average of the average daily yields for the months of November and December would need to be at or below 2.81 percent. The yield on the 30-year Treasury Bonds as of October 31, 2011 was 3.16 percent.

SDG&E REQUEST FOR AUTHORITY TO INVEST IN WIND FARM

In July 2011, the CPUC approved a settlement agreement filed by SDG&E in April 2011 regarding SDG&E’s request to make a tax equity investment in the holding company of a wind farm project. This approval allows SDG&E to make an investment after the wind farm project has met all of the conditions precedent set forth in the definitive documents and upon the initiation of commercial operation of the project. The approved investment, which would be included in the utility’s rate base, is the lesser of $250 million or 64.99 percent of the project's costs. SDG&E would also make an incremental investment, to be excluded from the utility’s rate base, of no less than 10 percent of the project's costs. SDG&E expects the project to be in commercial operation in late 2012. Federal Energy Regulatory Commission (FERC) approval of SDG&E's investment and the power purchase agreement is also required. SDG&E filed for this approval in October 2011.

INSURANCE COST RECOVERY

In December 2010, the CPUC approved SDG&E’s request for a $29 million revenue requirement for the recovery of the incremental increase in its general liability and wildfire liability insurance premium costs for the 2009/2010 policy period. In its decision approving this cost recovery, the CPUC also authorized SDG&E to request recovery of any incremental insurance premiums for future policy periods, with a $5 million deductible applied to each policy renewal period. This approval was in response to a request filed by SDG&E with the CPUC in August 2009 seeking authorization to recover higher liability insurance premiums (amounts in excess of those authorized to be recovered in the 2008 GRC), which SDG&E began incurring commencing July 1, 2009, and any losses realized due to higher deductibles associated with the new policies. SDG&E made the filing under the CPUC’s rules allowing utilities to seek recovery of significant cost increases incurred between GRC filings resulting from unforeseen circumstances. The CPUC's rules allow a utility to seek recovery of incurred costs that meet certain criteria, subject to a $5 million deductible per event.

In April 2011, SDG&E filed a request for an incremental revenue requirement of $63 million for the 2010/2011 policy period. We expect a CPUC decision on this request by the end of 2011. In September 2011, SDG&E filed a request for $28 million for incremental insurance premiums incurred for the first six months of the 2011/2012 policy period.

EXCESS WILDFIRE CLAIMS COST RECOVERY

SDG&E and SoCalGas filed an application, along with other related filings, with the CPUC in August 2009 proposing a new mechanism for the future recovery of all wildfire-related expenses for claims, litigation expenses and insurance premiums that are in excess of amounts authorized by the CPUC for recovery in rates. This application was made jointly with Southern California Edison (SCE) and Pacific Gas & Electric (PG&E). In July 2010, the CPUC approved SDG&E's and SoCalGas' requests for separate regulatory accounts to record the subject expenses while the joint utility application is pending before the CPUC. Several parties protested the original application and, in response, the four utilities jointly submitted an amended application in August 2010. A February 2011 ruling directing the utilities to show cause why the application should not be dismissed was stayed to permit continued settlement discussions between the four utilities and the CPUC and with the other parties to the proceeding. In June 2011, the CPUC issued a ruling scheduling evidentiary hearings in October with a decision in 2012. In September 2011, the CPUC delayed hearings to January 2012. We expect the settlement discussions to continue.

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

In February 2011, the CPUC opened a forward-looking proceeding to examine what changes should be made to existing pipeline safety regulations for California natural gas pipelines. The Sempra Utilities are parties to this proceeding. The CPUC also appointed an independent review panel to make recommendations for possible actions by the CPUC in light of the San Bruno incident. The panel issued its report in June 2011 providing a number of conclusions regarding the San Bruno incident specifically, as well as general recommendations for pipeline operations and their oversight by regulatory agencies going forward.

In June 2011, the CPUC directed SoCalGas, SDG&E, PG&E and Southwest Gas to file comprehensive implementation plans to test or replace all natural gas transmission pipelines that have not been pressure tested. This proceeding is being addressed separately from the 2012 GRC discussed above. The Sempra Utilities filed their Pipeline Safety Enhancement Plan in August 2011. The comprehensive plan covers all of the utilities' approximately 4,000 miles of transmission lines (3,750 miles for SoCalGas and 250 miles for SDG&E) and would be implemented in two phases:

▪	Phase 1 focuses on populated areas of SoCalGas' and SDG&E's service territories and would be implemented over a 10-year period, from 2012 to 2022.

▪	Phase 2 covers unpopulated areas of SoCalGas' and SDG&E's service territories and will be filed with the CPUC at a later date.

The total cost estimate for Phase 1, over the 10-year period of 2012 to 2022, is $3.1 billion ($2.5 billion for SoCalGas and $600 million for SDG&E). In their August 2011 filing, the utilities requested the CPUC to authorize funding through 2015 of approximately $1.5 billion for SoCalGas, of which $1.2 billion would be capital investment, and $240 million for SDG&E, of which $230 million would be capital investment. After 2015, the utilities plan to include the costs of the Pipeline Safety Enhancement Plan in their General Rate Case. The utilities also proposed that the cost of the program be recovered through a surcharge, rather than by incorporating it into rates. The surcharge would increase over time, as more project work is completed.

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

AIR QUALITY AND GREENHOUSE GAS REGULATION

The California Legislature enacted Assembly Bill 32 (AB 32) and California Senate Bill 1368 in 2006. These laws mandate, among other things, reductions in greenhouse gas (GHG) emissions and the payment of GHG administration fees annually. The California Air Resources Board (CARB), the agency responsible for establishing the compliance rules and regulations for the regulation of GHG under AB 32, has adopted a number of regulations pursuant to AB 32, including CARB's GHG administration fees regulation and its greenhouse gas emissions trading regulation. On October 20, 2011, the CARB finalized details of the cap and trade regulation authorized by AB 32.

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

At September 30, 2011, Sempra Energy’s accrued liabilities for material legal proceedings, on a consolidated basis, were $625 million. At September 30, 2011, accrued liabilities for material legal proceedings for SDG&E and SoCalGas were $585 million and $34 million, respectively. At September 30, 2011, liabilities of $584 million at Sempra Energy and SDG&E are related to wildfire litigation discussed below.

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

In October 2010, the Court of Appeal affirmed the trial court's ruling that these claims must be pursued in individual lawsuits, rather than as class actions on behalf of all persons who incurred wildfire damages. In February 2011, the California Supreme Court denied a petition for review of the affirmance. The trial court has scheduled a Witch fire and Guejito fire trial to begin in September 2012.

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

At December 31, 2010, the $300 million Settlement Receivable Related to Wildfire Litigation on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E represented cash to be received in accordance with the terms of the Cox Settlement in several payments through March 2011 and which was received. Restricted cash of $97 million at September 30, 2011 on the Condensed Consolidated Balance Sheets of Sempra Energy and SDG&E represents amounts received from Cox not yet applied to wildfire related expenditures.

SDG&E has settled substantially all of the 19,000 claims of homeowner insurers relating to the three fires. Under the settlement agreements, SDG&E has paid or will pay 57.5 percent of the approximately $1.6 billion paid or reserved for payment by the insurers to their policyholders and received an assignment of the insurers’ claims against other parties potentially responsible for the fires.

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has settled the claims of approximately 1,850 of these plaintiffs. Approximately 950 of the approximately 2,150 remaining individual and business plaintiffs have submitted settlement demands and damage estimates totaling approximately $900 million and government entity claims totaling approximately $130 million. SDG&E expects to receive additional settlement demands and damage estimates as settlement negotiations continue. SDG&E has established reserves for the wildfire litigation as we discuss below.

SDG&E's settlement of claims and defense costs have exceeded its $1.1 billion of liability insurance coverage. It expects that its wildfire reserves and amounts paid to resolve wildfire claims will continue to increase as it obtains additional information; it is presently unable to reasonably estimate the amount or timing of recoveries from other potentially responsible parties, other than Cox.

SDG&E has concluded, however, that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and any amounts recovered from other potentially responsible parties. Accordingly, although such recovery will require future regulatory actions, as of September 30, 2011 and December 31, 2010, SDG&E recorded a regulatory asset in an amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts received from Cox. SDG&E will increase the regulatory asset as additional amounts are paid or reserves are recorded and reduce it by any amounts recovered from other potentially responsible parties.

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

In 2010 and 2011, as liabilities for wildfire litigation have become reasonably estimable in the form of settlement demands, damage estimates, and other damage information, SDG&E has recorded related reserves as a liability. The impact of this liability at September 30, 2011 is offset by $97 million of restricted cash received from Cox and the recognition of a regulatory asset, as discussed above, for reserves in excess of the insurance coverage and the Cox Settlement. The impact of the reserves on SDG&E's and Sempra Energy's after-tax earnings was $5 million and $7 million for the three months ended September 30, 2011 and 2010, respectively, and $7 million and $17 million for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, wildfire litigation reserves were $584 million ($507 million in current and $77 million in long-term).

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

The CPUC and BLM jointly approved the final Project Modification Report for Sunrise Powerlink in September 2010, accepting all of the proposed modifications to the approved route and finding that no additional environmental review was required. In December 2010, the IBLA dismissed an appeal challenging the BLM’s approval of the Project Modification Report. In March 2011, opponents of the Sunrise Powerlink filed a petition for writ of review or mandamus with the California Supreme Court challenging the CPUC’s acceptance of the Project Modification Report. The California Supreme Court denied the petition in April 2011.

In February 2010, parties opposed to the project filed a lawsuit in Federal District Court in San Diego seeking declaratory and injunctive relief and alleging that the BLM failed to properly address the environmental impacts of the approved Sunrise Powerlink route and the related potential development of renewable resources in east San Diego County and Imperial County. In June 2011, the court granted the defendants' motion for summary judgment on the grounds that the plaintiffs were not challenging final government agency actions. The plaintiffs have filed a notice of appeal with the U.S. Court of Appeals for the Ninth Circuit, and the court has set a procedural schedule providing for completion of all briefing by the end of November 2011. In August 2011, the Ninth Circuit denied the opponents’ motion for a preliminary injunction to halt project construction pending resolution of the appeal.

In July 2010, the United States Forest Service (USFS) issued its decision approving the portions of the project, route and environmental review within its jurisdiction. The USFS has subsequently denied all administrative appeals challenging its approval of the project.

In January 2011, project opponents filed a lawsuit in Federal District Court in San Diego alleging that the federal approvals for construction of the project on USFS land and BLM land violated the National Environmental Policy Act and other federal environmental laws. The lawsuit asks the court for injunctive relief preventing the USFS and the BLM from approving any ongoing or future construction activities. In October 2011, the opponents appealed the court's denial of their motion for a preliminary injunction.

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

We provide additional information concerning Sunrise Powerlink in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

September 2011 Power Outage

In September 2011, a power outage lasting approximately 12 hours affected millions of people from Mexico to southern Orange County, California. Several agencies, including the FERC and North American Electric Reliability Corp., are participating in a joint investigation to determine the cause of the power failure. Within several days of the outage, two class action lawsuits were filed in Federal District Court against Arizona Public Service Company, Pinnacle West, and SDG&E alleging that the companies failed to prevent the outage. The lawsuits seek recovery of unspecified amounts of damages, including punitive damages. In addition, more than 5,000 customers' claims, primarily related to food spoilage, have been submitted directly to SDG&E.

Smart Meters Patent Infringement Lawsuit

On October 31, 2011, SDG&E was sued in Federal District Court alleging that its recently installed smart meters infringed certain patents. The meters were purchased from a third party vendor and were not designed or manufactured by SDG&E. The lawsuit seeks injunctive relief and recovery of unspecified amounts of damages. SDG&E has not yet been formally served with the lawsuit.

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

Other Litigation

In August 2007, the U.S. Court of Appeals for the Ninth Circuit issued a decision reversing and remanding certain FERC orders declining to provide refunds regarding short-term bilateral sales up to one month in the Pacific Northwest for the December 2000 to June 2001 time period. In December 2010, the FERC approved a comprehensive settlement previously reached by Sempra Energy and RBS Sempra Commodities with the State of California. The settlement resolves all issues with regard to sales between the California Department of Water Resources (DWR) and Sempra Commodities (see Note 11) in the Pacific Northwest, but potential claims may exist regarding sales between Sempra Commodities and other buyers in the Pacific Northwest. The FERC is in the process of addressing these potential claims on remand.

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

We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, product liability, property damage and other claims. California juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these types of cases.

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

CONTRACTUAL COMMITMENTS

We discuss below significant changes in the first nine months of 2011 to contractual commitments discussed in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $120 million since December 31, 2010. The decrease, primarily due to a reduction of $514 million from fulfillment of commitments in the first nine months of 2011, is offset by new natural gas purchase and pipeline capacity contracts of $394 million. Net future payments are therefore expected to decrease by $389 million in 2011 and to increase by $243 million in 2012, $24 million in 2013, $1 million in 2014 and $1 million in 2015 compared to December 31, 2010.

Sempra Generation’s natural gas purchase commitments have decreased by $148 million since December 31, 2010, primarily due to fulfillment of commitments in the first nine months of 2011. Net future payments are therefore expected to decrease by $90 million in 2011, $14 million in 2012, $7 million in 2013 and $37 million in 2014 compared to December 31, 2010.

LNG Purchase Agreements

At September 30, 2011, Sempra LNG has various purchase agreements with major international companies for the supply of LNG to its Energía Costa Azul and Cameron receipt terminals. We discuss these agreements further in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra LNG’s commitments under all LNG purchase agreements, reflecting the termination effective September 2011 of an LNG supply option agreement by one of the suppliers, changes in forward prices since December 31, 2010, and actual transactions for the first nine months of 2011, are expected to decrease by $849 million in 2011, $484 million in 2012, $226 million in 2013, $31 million in 2014 and $13 million in 2015 and to increase by $320 million thereafter compared to December 31, 2010.

The LNG commitment amounts above are based on Sempra LNG’s commitment to accept the maximum possible delivery of cargoes under the agreements. Actual LNG purchases for the nine months ended September 30, 2011 have been significantly lower than the maximum amounts possible.

Purchased-Power Contracts

SDG&E’s purchased-power contracts have increased by $374 million since December 31, 2010. The increase is primarily due to extension of long-term renewable energy contracts and changes in expected prices. Net future payments are therefore expected to increase by $34 million in 2011, $44 million in 2012, $42 million in 2013, $12 million in 2014, $12 million in 2015 and $230 million thereafter compared to December 31, 2010.

In connection with the acquisition of AEI’s interests in Chilquinta Energía and Luz del Sur, Sempra Pipelines & Storage has additional purchased-power contracts with various dates extending through 2025, which cover most of the consumption needs of the customers of the companies.  Future payments for the purchased-power contracts at Luz del Sur are expected to be $99 million in 2011, $440 million in 2012, $488 million in 2013, $534 million in 2014, $587 million in 2015 and $4.7 billion thereafter.  Future payments for the purchased-power contracts at Chilquinta Energía are expected to be $71 million in 2011, $283 million in 2012, $306 million in 2013, $320 million in 2014, $355 million in 2015 and $3.1 billion thereafter. These amounts are based on estimated future purchases at current contracted rates, as the contracts require no minimum purchases.

Construction and Development Projects

In the first nine months of 2011, significant increases to contractual commitments at SDG&E were $23 million for costs related to the replacement of the steam generators and other construction projects at SONGS, $41 million for electric distribution systems, advanced metering infrastructure and electric generation plant and equipment and $245 million for engineering, material procurement and construction costs associated with the Sunrise Powerlink project. The future payments for these contractual commitments are expected to be $205 million in 2011, $78 million in 2012, $9 million in 2013, $4 million in 2014, $3 million in 2015 and $10 million thereafter compared to December 31, 2010.

In the first nine months of 2011, significant increases to contractual commitments at SoCalGas were $359 million for construction and infrastructure improvements for natural gas transmission and distribution operations and advanced metering.  The future payments for these contractual commitments are expected to be $38 million in 2011, $34 million in 2012, $62 million in 2013, $59 million in 2014, $59 million in 2015 and $107 million thereafter.

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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
REVENUES
SDG&E	$868	34%	$811	38%	$2,405	32%	$2,245	34%
SoCalGas	844	33	776	37	2,776	37	2,792	42
Sempra Generation	259	10	293	14	796	11	879	13
Sempra Pipelines & Storage	426	16	77	3	980	13	262	4
Sempra LNG	207	8	183	9	552	8	554	8
Adjustments and eliminations	(2)	―	(4)	―	(1)	―	(3)	―
Intersegment revenues(1)	(26)	(1)	(20)	(1)	(76)	(1)	(71)	(1)
Total	$2,576	100%	$2,116	100%	$7,432	100%	$6,658	100%
INTEREST EXPENSE
SDG&E	$37		$37		$104		$99
SoCalGas	17		17		52		50
Sempra Generation	5		4		11		11
Sempra Pipelines & Storage	21		10		56		25
Sempra LNG	10		13		32		37
All other(2)	57		59		174		181
Intercompany eliminations(2)	(29)		(29)		(85)		(80)
Total	$118		$111		$344		$323
INTEREST INCOME
SoCalGas	$1		$1		$1		$1
Sempra Generation	1		6		7		11
Sempra Pipelines & Storage	7		4		24		12
Sempra LNG	1		1		3		1
All other(2)	(1)		―		―		―
Intercompany eliminations(2)	(3)		(7)		(14)		(12)
Total	$6		$5		$21		$13
DEPRECIATION AND AMORTIZATION
SDG&E	$108	43%	$96	44%	$316	43%	$283	44%
SoCalGas	83	33	78	36	246	34	230	36
Sempra Generation	18	7	16	7	55	8	47	7
Sempra Pipelines & Storage	27	11	11	5	66	9	32	5
Sempra LNG	13	5	13	6	38	5	38	6
All other	2	1	4	2	9	1	13	2
Total	$251	100%	$218	100%	$730	100%	$643	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$63		$56		$154		$131
SoCalGas	41		42		106		132
Sempra Generation	(8)		20		26		(12)
Sempra Pipelines & Storage	23		23		52		36
Sempra LNG	9		3		32		19
All other	(60)		(176)		(101)		(221)
Total	$68		$(32)		$269		$85

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Generation	$(6)		$(1)		$(6)		$(2)
Sempra Pipelines & Storage	11		10		30		32
All other	(17)		(282)		(28)		(296)
Total	$(12)		$(273)		$(4)		$(266)
Earnings (losses) recorded net of tax:
Sempra Pipelines & Storage	$6		$(4)		$45		$42
EARNINGS (LOSSES)
SDG&E(3)	$113	38%	$106	81%	$273	26%	$264	58%
SoCalGas(3)	81	27	78	59	208	20	212	46
Sempra Generation	49	17	59	45	143	13	60	13
Sempra Pipelines & Storage	66	22	43	33	457	43	120	26
Sempra LNG	24	8	5	4	75	7	50	11
All other	(37)	(12)	(160)	(122)	(91)	(9)	(247)	(54)
Total	$296	100%	$131	100%	$1,065	100%	$459	100%
					Nine months ended September 30,
					2011		2010
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E					$1,162	57%	$822	61%
SoCalGas					499	25	337	25
Sempra Generation					168	8	32	2
Sempra Pipelines & Storage					192	10	151	11
Sempra LNG					9	―	9	1
All other					1	―	3	―
Total					$2,031	100%	$1,354	100%
					September 30, 2011		December 31, 2010
ASSETS
SDG&E					$13,016	40%	$12,077	40%
SoCalGas					7,781	24	7,986	26
Sempra Generation					2,141	7	2,401	8
Sempra Pipelines & Storage					7,174	22	5,175	17
Sempra LNG					2,451	7	2,379	8
All other					932	3	1,691	6
Intersegment receivables					(879)	(3)	(1,426)	(5)
Total					$32,616	100%	$30,283	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Generation					$142		$185
Sempra Pipelines & Storage(4)					1,108		1,777
All other					334		803
Total					$1,584		$2,765
(1)		Revenues for reportable segments include intersegment revenues of:

$2 million, $13 million and $11 million for the three months ended September 30, 2011, and $1 million, $11 million and $8 million for the three months ended September 30, 2010, for SDG&E, SoCalGas and Sempra Pipelines & Storage, respectively.

$5 million, $38 million and $33 million for the nine months ended September 30, 2011, and $4 million, $32 million and $35 million for the nine months ended September 30, 2010, for SDG&E, SoCalGas and Sempra Pipelines & Storage, respectively.

(2)		Prior year amounts have been revised to present amounts after eliminations between Parent and corporate entities.
(3) After preferred dividends.
(4)		We provide additional information regarding Sempra Pipelines & Storage's investments in Note 3.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements contained in this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our 2010 Annual Report on Form 10-K (Annual Report), and "Risk Factors" contained in our Annual Report and in Item 1A “Risk Factors” herein.

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

Acquisition

On April 6, 2011, Sempra Pipelines & Storage completed the acquisition of AEI’s interests in Chilquinta Energía S.A. (Chilquinta Energía) in Chile and Luz del Sur S.A.A. (Luz del Sur) in Peru. Upon completion of the transaction, Sempra Pipelines & Storage owned 100 percent of Chilquinta Energía and approximately 76 percent of Luz del Sur, and the companies are now consolidated. Beginning September 13, 2011, Sempra Pipelines & Storage owns 79.82 percent of Luz del Sur, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. The remaining shares of Luz del Sur are held by institutional investors and the general public.

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

In the three months ended September 30, 2011, our earnings increased by $165 million to $296 million primarily due to a $139 million after-tax write-down in 2010 of our investment in RBS Sempra Commodities at our former Sempra Commodities segment. There also were improved operating results at the Sempra Utilities, Sempra Pipelines & Storage and Sempra LNG.

Diluted earnings per share for the three-month period increased by $0.69 per share to $1.22 per share. Components of this increase include

▪	the write-down of our investment in RBS Sempra Commodities in 2010 ($0.56 per share);

▪	higher earnings (excluding the investment write-down in 2010); and

▪
a decrease in the number of shares outstanding primarily as a result of our $500 million share repurchase program initiated in September 2010 and completed in March 2011. We discuss this share repurchase program in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

In the nine months ended September 30, 2011, our earnings increased by $606 million to $1.1 billion primarily due to:

▪	a $277 million gain (after-tax) resulting from the remeasurement of our equity method investments at Sempra Pipelines & Storage;

▪	the $139 million investment write-down in 2010;

▪	$96 million (after-tax) litigation expense recorded in the first quarter of 2010 related to an agreement to settle certain energy crisis litigation;

▪	improved results at SDG&E, Sempra Pipelines & Storage (excluding the remeasurement gain) and Sempra LNG; and

▪	lower losses at Parent and Other (excluding the investment write-down and $12 million of the litigation expense in 2010).

Diluted earnings per share for the nine-month period increased by $2.56 per share to $4.40 per share. Components of this increase include

▪	the remeasurement gain in 2011 ($1.14 per share);

▪	the investment write-down in 2010 ($0.56 per share);

▪	the litigation expense in 2010 ($0.38 per share);

▪	higher earnings (excluding the impacts of the 2011 remeasurement gain and the investment write-down and litigation settlement charge in 2010); and

▪	a decrease in the number of shares outstanding primarily as a result of our $500 million share repurchase program initiated in September 2010 and completed in March 2011.

The following table shows our earnings (losses) by business unit, which we discuss below in "Business Unit Results."

SEMPRA ENERGY EARNINGS (LOSSES) BY BUSINESS UNIT
(Dollars in millions)
	Three months ended September 30,
	2011		2010
Sempra Utilities:
SDG&E(1)	$113	38%	$106	81%
SoCalGas(1)	81	27	78	59
Sempra Global:
Sempra Generation	49	17	59	45
Sempra Pipelines & Storage	66	22	43	33
Sempra LNG	24	8	5	4
Parent and other(2)	(37)	(12)	(160)	(122)
Earnings	$296	100%	$131	100%
	Nine months ended September 30,
	2011		2010
Sempra Utilities:
SDG&E(1)	$273	26%	$264	58%
SoCalGas(1)	208	20	212	46
Sempra Global:
Sempra Generation	143	13	60	13
Sempra Pipelines & Storage	457	43	120	26
Sempra LNG	75	7	50	11
Parent and other(2)	(91)	(9)	(247)	(54)
Earnings	$1,065	100%	$459	100%
(1)		After preferred dividends.
(2)
Includes after-tax interest expense ($34 million and $35 million for the three months ended September 30, 2011 and 2010, respectively, and $103 million and $110 million for the nine months ended September 30, 2011 and 2010, respectively), results from our former Sempra Commodities segment (losses of $10 million and $137 million for the three months ended September 30, 2011 and 2010, respectively, and $16 million and $148 million for the nine months ended September 30, 2011 and 2010, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

BUSINESS UNIT RESULTS

The following section is a discussion of earnings (losses) by business unit, as it appears in the table above. All amounts discussed within this subheading, “Business Unit Results,” are after-tax, unless otherwise noted.

EARNINGS BY BUSINESS UNIT -- SEMPRA UTILITIES
(Dollars in millions)

SDG&E

SDG&E business unit earnings were

▪	$113 million in the three months ended September 30, 2011 ($115 million before preferred dividends)

▪	$106 million in the three months ended September 30, 2010 ($108 million before preferred dividends)

▪	$273 million in the nine months ended September 30, 2011 ($277 million before preferred dividends)

▪	$264 million in the nine months ended September 30, 2010 ($268 million before preferred dividends)

The increase of $7 million (7%) in the three months ended September 30, 2011 was primarily due to:

▪	$10 million increased allowance for funds used during construction (AFUDC) related to equity; and

▪
$3 million higher authorized margin for California Public Utilities Commission (CPUC)-regulated operations, net of higher operation and maintenance expenses (excluding insurance premiums for wildfire coverage and litigation-related expenses); offset by

▪	$2 million lower electric transmission margin.

The increase of $9 million (3%) in the nine months ended September 30, 2011 was primarily due to:

▪	$18 million increased AFUDC related to equity, net of higher interest expense; and

▪	$10 million lower expenses associated with the settlement of 2007 wildfire claims; offset by

▪	$12 million primarily from the resolution of litigation matters which had a favorable impact on earnings in 2010; and

▪	$6 million higher liability insurance premiums for wildfire coverage.

SoCalGas

SoCalGas business unit earnings were

▪	$81 million in the three months ended September 30, 2011 (both before and after preferred dividends)

▪	$78 million in the three months ended September 30, 2010 (both before and after preferred dividends)

▪	$208 million in the nine months ended September 30, 2011 ($209 million before preferred dividends)

▪	$212 million in the nine months ended September 30, 2010 ($213 million before preferred dividends)

The increase of $3 million (4%) in the three months ended September 30, 2011 was primarily due to:

▪	a $4 million regulatory award in 2011;

▪	$3 million higher AFUDC related to equity; and

▪	$2 million higher authorized margin for CPUC-regulated operations, net of higher operation and maintenance expenses; offset by

▪	$2 million lower non-core natural gas storage revenues.

The decrease of $4 million (2%) in the nine months ended September 30, 2011 was primarily due to:

▪	$7 million due to an increase in employee benefit costs and other operating expenses, net of higher authorized margin for CPUC-related operations;

▪	$4 million lower non-core natural gas storage revenues;

▪	$2 million lower regulatory awards; and

▪	$2 million higher net interest expense; offset by

▪	$13 million due to the write-down of deferred tax assets as a result of the change in U.S. tax law regarding the Medicare Part D subsidy in 2010.

EARNINGS BY BUSINESS UNIT – SEMPRA GLOBAL
(Dollars in millions)

Sempra Generation

Sempra Generation recorded business unit earnings of:

▪	$49 million in the three months ended September 30, 2011

▪	$59 million in the three months ended September 30, 2010

▪	$143 million in the nine months ended September 30, 2011

▪	$60 million in the nine months ended September 30, 2010

The decrease of $10 million (17%) in the three months ended September 30, 2011 was primarily due to:

▪	$5 million mark-to-market losses on forward contracts in 2011 compared to $6 million mark-to-market gains in 2010; and

▪	$6 million lower earnings from operations, primarily due to less favorable market pricing and reduced production at the Mexicali power plant due to an unplanned outage; offset by

▪
$7 million income tax benefit in 2011 related to Mexican currency translation and inflation adjustments compared to $2 million income tax expense in 2010. We discuss this impact to our earnings in “Income Taxes – Mexican Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity” below.

The increase of $83 million (138%) in the nine months ended September 30, 2011 was primarily due to:

▪
$84 million decreased litigation expense primarily related to a 2010 agreement to settle energy crisis litigation, as we discuss in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report; and

▪	$14 million lower operation and maintenance costs as a result of 2010 scheduled plant maintenance and earthquake damage to our Mexicali power plant; offset by

▪	$12 million mark-to-market losses on forward contracts in 2011 compared to $2 million mark-to-market gains in 2010.

Sempra Pipelines & Storage

Sempra Pipelines & Storage recorded business unit earnings of:

▪	$66 million in the three months ended September 30, 2011

▪	$43 million in the three months ended September 30, 2010

▪	$457 million in the nine months ended September 30, 2011

▪	$120 million in the nine months ended September 30, 2010

The increase of $23 million (53%) in the three months ended September 30, 2011 was primarily due to:

▪	a $24 million write-down of our investment in Argentina in 2010;

▪	$18 million higher earnings from foreign currency rate effect for net U.S. dollar monetary position in Chile; and

▪	$11 million higher earnings primarily related to the acquisition of additional interests in Chilquinta Energía and Luz del Sur in April 2011; offset by

▪	$48 million in proceeds received from a legal settlement in 2010, less a related income tax effect of $17 million.

The increase of $337 million in the nine months ended September 30, 2011 was primarily due to:

▪	a $277 million gain related to the remeasurement of the Chilquinta Energía and Luz del Sur equity method investments;

▪	$31 million higher earnings primarily related to the acquisition of additional interests in Chilquinta Energía and Luz del Sur in April 2011;

▪	a $24 million write-down of our investment in Argentina in 2010;

▪	$15 million higher earnings from foreign currency rate effect for net U.S. dollar monetary position in Chile; and

▪	$13 million higher earnings from pipeline assets in Mexico acquired in April 2010; offset by

▪	$48 million in proceeds received from a legal settlement in 2010, less a related income tax effect of $17 million.

Sempra LNG

Sempra LNG recorded earnings of:

▪	$24 million in the three months ended September 30, 2011

▪	$5 million in the three months ended September 30, 2010

▪	$75 million in the nine months ended September 30, 2011

▪	$50 million in the nine months ended September 30, 2010

The increases in both the three months and nine months ended September 30, 2011 were primarily due to higher earnings from contractual counterparty obligations for non-delivery of cargoes.

Parent and Other

Losses for Parent and Other were

▪	$37 million in the three months ended September 30, 2011

▪	$160 million in the three months ended September 30, 2010

▪	$91 million in the nine months ended September 30, 2011

▪	$247 million in the nine months ended September 30, 2010

The decrease in losses of $123 million (77%) in the three months ended September 30, 2011 was primarily due to:

▪	a $10 million write-down of our investment in the RBS Sempra Commodities joint venture in 2011 compared to $139 million in 2010;

▪	$15 million favorable change in income taxes; and

▪	$11 million state income tax expense in 2010 related to our exit from the RBS Sempra Commodities business; offset by

▪	$18 million decrease in equity earnings in 2011 from RBS Sempra Commodities; and

▪	$16 million Mexican peso exchange loss in 2011 (discussed in “Income Taxes – Mexican Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity” below).

The decrease in losses of $156 million (63%) in the nine months ended September 30, 2011 was primarily due to:

▪	a $10 million write-down of our investment in the RBS Sempra Commodities joint venture in 2011 compared to $139 million in 2010;

▪	$37 million favorable change in income taxes;

▪	$12 million energy crisis litigation expense recorded in 2010 related to our former commodities-marketing businesses; and

▪	$11 million state income tax expense in 2010 related to our exit from the RBS Sempra Commodities business; offset by

▪	$29 million decrease in equity earnings in 2011 from our former commodities-marketing businesses; and

▪	$9 million Mexican peso exchange loss in 2011 (discussed in “Income Taxes – Mexican Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity” below).

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

The table below summarizes Utilities Revenues and Cost of Sales for Sempra Energy, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Electric revenues:
SDG&E	$763	$718	$2,011	$1,870
Sempra Pipelines & Storage	335	―	659	―
Eliminations and adjustments	(2)	(1)	(5)	(5)
Total	1,096	717	2,665	1,865
Natural gas revenues:
SoCalGas	844	776	2,776	2,792
SDG&E	105	93	394	375
Sempra Pipelines & Storage	34	34	137	151
Eliminations and adjustments	(14)	(11)	(39)	(33)
Total	969	892	3,268	3,285
Total utilities revenues	$2,065	$1,609	$5,933	$5,150
Cost of natural gas:
SoCalGas	$267	$252	$1,133	$1,244
SDG&E	40	37	175	170
Sempra Pipelines & Storage	20	20	72	87
Eliminations and adjustments	(5)	(4)	(13)	(12)
Total	$322	$305	$1,367	$1,489
Cost of electric fuel and purchased power:
SDG&E	$207	$203	$534	$480
Sempra Pipelines & Storage	201	―	442	―
Total	$408	$203	$976	$480

Sempra Energy Consolidated

Electric Revenues

During the three months ended September 30, 2011, our electric revenues increased by $379 million (53%) to $1.1 billion primarily due to:

▪	$335 million from the consolidation of electric revenues of Chilquinta Energía and Luz del Sur acquired in April 2011; and

▪	$45 million increase at SDG&E, which we discuss below.

Our utilities’ cost of electric fuel and purchased power increased by $205 million to $408 million in the three months ended September 30, 2011 primarily due to:

▪	$201 million from the consolidation of cost of electric fuel and purchased power of Chilquinta Energía and Luz del Sur; and

▪	$4 million increase at SDG&E, which we discuss below.

During the nine months ended September 30, 2011, electric revenues increased by $800 million (43%) to $2.7 billion, primarily due to:

▪	$659 million from the consolidation of electric revenues of Chilquinta Energía and Luz del Sur acquired in April 2011; and

▪	$141 million increase at SDG&E, which we discuss below.

Our utilities’ cost of electric fuel and purchased power increased by $496 million to $976 million in the nine months ended September 30, 2011 primarily due to:

▪	$442 million from the consolidation of cost of electric fuel and purchased power of Chilquinta Energía and Luz del Sur; and

▪	$54 million increase at SDG&E, which we discuss below.

Natural Gas Revenues

During the three months ended September 30, 2011, Sempra Energy’s natural gas revenues increased by $77 million (9%) to $969 million, and the cost of natural gas increased by $17 million (6%) to $322 million. During the nine months ended September 30, 2011, our natural gas revenues remained consistent at $3.3 billion, and the cost of natural gas decreased by $122 million (8%) to $1.4 billion compared to the corresponding period of the prior year.

The increase in natural gas revenues for the three months ended September 30, 2011, and the decrease in cost of natural gas for the nine months ended September 30, 2011 were primarily attributable to SoCalGas. We discuss the changes in natural gas revenues and the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for SDG&E for the nine-month periods ended September 30, 2011 and 2010. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

SDG&E
ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	Nine months ended September 30, 2011		Nine months ended September 30, 2010
Customer class	Volumes	Revenue	Volumes	Revenue
Residential	5,552	$916	5,406	$756
Commercial	5,068	760	5,017	651
Industrial	1,525	187	1,612	169
Direct access	2,427	109	2,365	90
Street and highway lighting	76	11	76	9
	14,648	1,983	14,476	1,675
Other revenues		84		80
Balancing accounts		(56)		115
Total(1)		$2,011		$1,870
(1) Includes sales to affiliates of $5 million in each of 2011 and 2010.

During the three months ended September 30, 2011, electric revenues increased by $45 million (6%) to $763 million at SDG&E, primarily due to:

▪	$16 million higher authorized base margin on electric generation and distribution; and

▪	$15 million higher recoverable expenses that are fully offset in operation and maintenance expenses.

SDG&E’s cost of electric fuel and purchased power increased by $4 million (2%) to $207 million in the three months ended September 30, 2011 primarily due to an increase in electric fuel and purchased-power prices.

During the nine months ended September 30, 2011, electric revenues increased by $141 million (8%) to $2.0 billion, primarily due to:

▪	$54 million increase in the cost of electric fuel and purchased power due to higher prices and increased electric demand;

▪	$45 million higher authorized base margin on electric generation and distribution;

▪	$11 million higher recoverable expenses that are fully offset in operation and maintenance expenses; and

▪	$8 million higher authorized transmission margin.

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

SDG&E and SoCalGas: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for SDG&E and SoCalGas for the nine-month periods ended September 30, 2011 and 2010. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in market prices, natural gas revenues recorded during a period are impacted by the difference between customer billings and recorded or CPUC-authorized costs.  These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation			Total
Customer class	Volumes	Revenue	Volumes	Revenue		Volumes	Revenue
Nine months ended September 30, 2011:
Residential	24	$261	―	$	―	24	$261
Commercial and industrial	11	80	6		7	17	87
Electric generation plants	―	―	20		6	20	6
	35	$341	26		$13	61	354
Other revenues							26
Balancing accounts							14
Total(1)							$394
Nine months ended September 30, 2010:
Residential	23	$260	―	$	―	23	$260
Commercial and industrial	11	82	6		9	17	91
Electric generation plants	―	―	21		5	21	5
	34	$342	27		$14	61	356
Other revenues							27
Balancing accounts							(8)
Total(1)							$375
(1) Includes sales to affiliates of $1 million in each of 2011 and 2010.

During the three months ended September 30, 2011, SDG&E's natural gas revenues increased by $12 million (13%) to $105 million, and the cost of natural gas sold increased by $3 million (8%) to $40 million. During the nine months ended September 30, 2011, SDG&E's natural gas revenues increased by $19 million (5%) to $394 million, and the cost of natural gas sold increased by $5 million (3%) to $175 million.

SDG&E’s average cost of natural gas sold for the three months ended September 30, 2011 was $5.30 per thousand cubic feet (Mcf) compared to $4.86 per Mcf for the corresponding period in 2010, a 9-percent increase of $0.44 per Mcf, resulting in higher revenues and cost of $3 million.

For the nine months ended September 30, 2011, SDG&E’s average cost of natural gas sold was $4.96 per Mcf compared to $4.98 per Mcf for the corresponding period in 2010. The increase in the natural gas sales volume of 1 billion cubic feet (Bcf) resulted in an increase in revenues and cost of $6 million, which more than offset a $1 million decrease in revenues and cost associated with the lower cost of natural gas sold.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Nine months ended September 30, 2011:
Residential	175	$1,678	1	$2	176	$1,680
Commercial and industrial	75	566	204	163	279	729
Electric generation plants	―	―	127	35	127	35
Wholesale	―	―	107	14	107	14
	250	$2,244	439	$214	689	2,458
Other revenues						71
Balancing accounts						247
Total(1)						$2,776
Nine months ended September 30, 2010:
Residential	172	$1,683	1	$2	173	$1,685
Commercial and industrial	75	575	197	169	272	744
Electric generation plants	―	―	132	31	132	31
Wholesale	―	―	108	11	108	11
	247	$2,258	438	$213	685	2,471
Other revenues						67
Balancing accounts						254
Total(1)						$2,792
(1) Includes sales to affiliates of $38 million in 2011 and $32 million in 2010.

During the three months ended September 30, 2011, SoCalGas’ natural gas revenues increased by $68 million (9%) to $844 million, and the cost of natural gas sold increased by $15 million (6%) to $267 million. The increase in revenues was primarily due to:

▪	$40 million higher recovery of CPUC-authorized costs, which revenues are fully offset in operation and maintenance expenses;

▪	the increase in cost of natural gas sold, which was caused primarily by higher natural gas prices, as we discuss below;

▪	$14 million higher authorized base margin; and

▪	a $6 million regulatory award in 2011.

During the nine months ended September 30, 2011, SoCalGas’ natural gas revenues remained consistent at $2.8 billion, and the cost of natural gas sold decreased by $111 million (9%) to $1.1 billion compared to the corresponding period of the prior year.  Natural gas revenues in 2011 compared to 2010 were impacted by:

▪	the decrease in cost of natural gas sold, which was caused primarily by lower natural gas prices, as we discuss below;

▪	$7 million lower earnings from the resolution of regulatory matters; and

▪	$4 million lower regulatory awards in 2011; offset by

▪	$76 million higher recovery of CPUC-authorized costs, which revenues are fully offset in operation and maintenance expenses; and

▪	$41 million higher authorized base margin.

SoCalGas’ average cost of natural gas sold for the three months ended September 30, 2011 was $4.80 per Mcf compared to $4.40 per Mcf for the corresponding period in 2010, a 9-percent increase of $0.40 per Mcf, resulting in higher revenues and cost of $23 million. The increase due to higher average cost of natural gas delivered was partially offset by lower natural gas sales volume of 2 Bcf, which resulted in lower revenues and cost of $8 million in 2011.

For the nine months ended September 30, 2011, SoCalGas’ average cost of natural gas sold was $4.53 per Mcf compared to $5.04 per Mcf for the corresponding period in 2010, a 10-percent decrease of $0.51 per Mcf, resulting in lower revenues and cost of $127 million. The decrease due to the lower average cost of natural gas delivered was partially offset by higher natural gas sales volume of 3 Bcf, which resulted in higher revenues and cost of $16 million in 2011.

Sempra Pipelines & Storage Utilities: Revenues and Cost of Sales

Sempra Pipelines & Storage’s utilities are Chilquinta Energía, Luz del Sur, Mobile Gas and Ecogas.

Revenues generated by Chilquinta Energía and Luz del Sur are based on tariffs that are set by government agencies in their respective countries based on an efficient model distribution company defined by those agencies. The tariffs include operation and maintenance costs, an internal rate of return on the new replacement value (Valor Nuevo de Reemplazo or VNR) of depreciable assets, charges for the use of transmission systems, and a component for the value added by the distributor. Tariffs are designed to provide for a pass-through to customers of the main noncontrollable cost items (mainly power purchases and transmission charges), recovery of reasonable operating and administrative costs, incentives to reduce costs and make needed capital investments, and a regulated rate of return on the distributor’s regulated asset base. Because the tariffs are based on a model and are intended to cover the costs of the model, but are not based on the costs of the specific utility and may not result in full cost recovery, they do not meet the requirement necessary for treatment under applicable accounting principles generally accepted in the United States of America (GAAP) for regulatory accounting.

Operations of Mobile Gas and Ecogas qualify for regulatory accounting treatment under applicable GAAP, similar to the Sempra Utilities.

The table below summarizes natural gas and electric revenue for Sempra Pipelines & Storage’s utilities for the nine months ended September 30, 2011 and 2010:

SEMPRA PIPELINES & STORAGE UTILITIES
NATURAL GAS AND ELECTRIC REVENUE
(Dollars in millions)
	Nine months ended September 30, 2011		Nine months ended September 30, 2010
Customer class	Volumes	Revenue	Volumes	Revenue
Natural Gas Sales (billion cubic feet):
Mobile Gas	29	$67	27		$76
Ecogas	16	70	16		75
Total	45	$137	43		$151

Electric Sales (million kilowatt hours)(1):
Luz del Sur	4,713	$317	―	$	―
Chilquinta Energía	1,881	315	―		―
	6,594	632	―		―
Other service revenues		27			―
Total		$659		$	―
(1) Luz del Sur and Chilquinta Energía were accounted for under the equity method until April 6, 2011, when they became consolidated entities upon our acquisition of additional ownership interests.

Energy-Related Businesses: Revenues and Cost of Sales

During the three months ended September 30, 2011, revenues from our energy-related businesses increased by $4 million (1%) to $511 million. The increase included

▪
$24 million at Sempra LNG due to higher revenues from cargo sales and an increase in contractual counterparty obligations for non-delivery of cargoes, offset by lower natural gas revenues primarily due to lower volumes; and

▪
$14 million higher revenues at Sempra Pipelines & Storage, including $10 million from the consolidation of non-utility revenues from the acquisition of the controlling interests in two energy-services companies, Tecnored and Tecsur, in April 2011; offset by

▪	$34 million lower revenues at Sempra Generation due to decreased power sales and less favorable power prices.

During the three months ended September 30, 2011, the cost of natural gas, electric fuel and purchased power from our energy-related businesses decreased by $21 million (8%) to $252 million. The decrease was primarily due to lower revenues at Sempra Generation and lower natural gas revenues at Sempra LNG.

During the nine months ended September 30, 2011, revenues from our energy-related businesses decreased by $9 million (1%) to $1.5 billion. The decrease was primarily due to:

▪	$83 million lower revenues at Sempra Generation due to decreased power sales and less favorable power prices; offset by

▪
$73 million higher revenues at Sempra Pipelines & Storage, including $47 million from the consolidation of non-utility revenues of Tecnored and Tecsur, and $26 million from natural gas storage and marketing operations.

During the nine months ended September 30, 2011, the cost of natural gas, electric fuel and purchased power from our energy-related businesses decreased by $107 million (13%) to $694 million. The decrease included $72 million at Sempra Generation, primarily associated with its lower revenues, and $40 million at Sempra LNG primarily due to its lower natural gas revenues.

Litigation Expense

Sempra Energy Consolidated

In the nine months ended September 30, 2010, we recorded litigation expense of $184 million, which included $163 million related to the agreement to settle certain energy crisis litigation.

Other Operation and Maintenance

Sempra Energy Consolidated

For the three months ended September 30, 2011, our other operation and maintenance expenses increased by $84 million (14%) to $674 million. The increase included

▪	$44 million higher operation and maintenance expenses at SoCalGas, including $40 million higher recoverable expenses;

▪	$22 million at SDG&E, including $18 million higher recoverable expenses; and

▪	$25 million at Sempra Pipelines & Storage primarily from the consolidation of expenses related to Chilquinta Energía and Luz del Sur.

The changes in operation and maintenance expenses for the three-month period exclude $2 million of higher litigation expense at SoCalGas and $2 million lower litigation expense at SDG&E, which are separately reported as Litigation Expense on the Sempra Energy Condensed Consolidated Statements of Operations.

For the nine months ended September 30, 2011, our other operation and maintenance expenses increased by $191 million (11%) to $2.0 billion. The increase included

▪	$104 million at SoCalGas, including $76 million higher recoverable expenses;

▪	$57 million at Sempra Pipelines & Storage, including $46 million from the consolidation of expenses related to Chilquinta Energía and Luz del Sur; and

▪	$49 million at SDG&E, including $15 million increase in wildfire insurance premiums and $14 million higher recoverable expenses; offset by

▪	$19 million lower operation and maintenance expenses at Sempra Generation due to 2010 having major scheduled plant maintenance and earthquake damage to our Mexicali power plant.

The changes in operation and maintenance expenses for the nine-month period exclude higher litigation expense of $2 million at SoCalGas and $3 million at SDG&E, which are separately reported as Litigation Expense on the Sempra Energy Condensed Consolidated Statements of Operations.

We discuss below in more detail the changes in operation and maintenance expenses at SDG&E.

Operation and Maintenance

SDG&E

For the three months ended September 30, 2011, SDG&E's operation and maintenance expenses increased by $20 million (9%) to $255 million. The increase was due to:

▪	$18 million higher recoverable expenses; and

▪	$9 million higher other operational and maintenance costs; offset by

▪	$5 million lower expenses at Otay Mesa VIE; and

▪	$2 million lower expenses associated with litigation matters.

For the nine months ended September 30, 2011, SDG&E's operation and maintenance expenses increased by $52 million (7%) to $756 million primarily due to:

▪	$15 million increase in liability insurance premiums for wildfire coverage;

▪	$14 million higher recoverable expenses;

▪	$12 million higher other operational and maintenance costs;

▪	$8 million higher expenses at Otay Mesa VIE; and

▪	$3 million higher expenses associated with litigation matters.

Equity Losses, Before Income Tax

For the three months ended September 30, 2011, equity losses, before income tax, decreased to $12 million from $273 million in 2010. For the nine months ended September 30, 2011, equity losses, before income tax, were $4 million compared to $266 million in the corresponding period of 2010.  The decreases in equity losses, before income tax, for both the three-month and nine-month periods were primarily due to a $16 million pretax write-down in 2011 of our investment in RBS Sempra Commodities compared to $305 million in 2010.

We discuss these write-downs further in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

Remeasurement of Equity Method Investments

In the second quarter of 2011, we recorded a $277 million non-taxable gain from the remeasurement of our equity method investments in Chilquinta Energía in Chile and Luz del Sur in Peru.  We provide additional discussion related to this gain below in “Income Taxes” and in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Other Income (Expense), Net

Sempra Energy Consolidated

In the three months ended September 30, 2011, other income, net, decreased by $54 million to $12 million primarily due to:

▪	proceeds of $48 million from a legal settlement at Sempra Pipelines & Storage in 2010;

▪	$6 million investment losses on dedicated assets in support of our executive retirement and deferred compensation plans in 2011 compared to $10 million investment gains in 2010; and

▪
$9 million higher losses on interest rate and foreign exchange instruments, including a $27 million Mexican peso exchange loss at Parent and Other (discussed in “Income Taxes – Mexican Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity” below), offset by $17 million of losses on interest rate instruments in 2010 related to Otay Mesa VIE at SDG&E discussed below; offset by

▪	$10 million increase in the equity portion of AFUDC attributable to SDG&E.

In the nine months ended September 30, 2011, other income, net, was $86 million compared to $82 million in 2010. The increase was primarily due to:

▪
$26 million lower losses on interest rate and foreign exchange instruments, including $51 million of losses on interest rate instruments in 2010 related to Otay Mesa VIE at SDG&E discussed below, offset by a $15 million Mexican peso exchange loss in 2011 (discussed in “Income Taxes – Mexican Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity” below) and a $10 million gain recognized on an interest rate instrument in 2010 at Parent and Other; and

▪	$24 million increase in the equity portion of AFUDC attributable to SDG&E; offset by

▪	proceeds of $48 million from a legal settlement at Sempra Pipelines & Storage in 2010.

SDG&E

In the three months ended September 30, 2011, other income, net, was $26 million compared to other expense, net, of $2 million in 2010. The change included

▪	$17 million of losses on interest rate instruments at Otay Mesa VIE in 2010; and

▪	$10 million increase in the equity portion of AFUDC primarily due to construction on the Sunrise Powerlink project.

For the nine months ended September 30, 2011, other income, net, was $55 million compared to other expense, net, of $18 million in 2010. The change included

▪	$51 million of losses on interest rate instruments at Otay Mesa VIE in 2010; and

▪	$24 million increase in the equity portion of AFUDC primarily due to construction on the Sunrise Powerlink project.

Income Taxes

The table below shows the income tax expense (benefit) and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended September 30,
	2011		2010
	Income Tax	Effective Income	Income Tax Expense	Effective Income
	Expense	Tax Rate	(Benefit)	Tax Rate
Sempra Energy Consolidated	$68	18%	$(32)	(32)%
SDG&E	63	32	56	35
SoCalGas	41	34	42	35
	Nine months ended September 30,
	2011		2010
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$269	20%	$85	18%
SDG&E	154	35	131	36
SoCalGas	106	34	132	38

Sempra Energy Consolidated

The increase in income tax expense in the three months ended September 30, 2011 was primarily due to higher pretax income and a net income tax expense compared to a net income tax benefit in 2010. The change in rates was primarily due to:

▪
lower pretax income in countries with lower statutory rates (primarily due to a $175 million non-taxable gain in 2010 related to our share of the RBS Sempra Commodities sale to J.P. Morgan Ventures Energy Corporation); offset by

▪	$30 million tax benefit in 2011 compared to $9 million tax expense in 2010 due to Mexican currency translation and inflation adjustments;

▪	$11 million state income tax expense related to our exit from the RBS Sempra Commodities business in 2010;

▪	higher exclusions from taxable income of the equity portion of AFUDC; and

▪	higher favorable impact from the resolution of prior years' income tax issues.

In the nine months ended September 30, 2011, Sempra Energy's income tax expense increased due to higher pretax income and a higher effective income tax rate. The higher effective income tax rate was primarily due to:

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; offset by

▪
higher income in countries with lower statutory rates (primarily due to a $277 million non-taxable gain in 2011 from the remeasurement of our equity method investments related to our acquisition from AEI of their investments in Chile and Peru, discussed below, compared to a $175 million non-taxable gain in 2010 related to our share of the RBS Sempra Commodities sale to J.P. Morgan Ventures Energy Corporation);

▪	$17 million tax benefit in 2011 compared to $16 million tax expense in 2010 due to Mexican currency translation and inflation adjustments;

▪
a $16 million write-down in 2010 of the deferred tax assets related to other postretirement benefits, as a result of a change in U.S. tax law that eliminates a future deduction, starting in 2013, for retiree healthcare funded by the Medicare Part D subsidy;

▪	$11 million state income tax expense related to our exit from the RBS Sempra Commodities business in 2010; and

▪	higher exclusions from taxable income of the equity portion of AFUDC.

As we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein, in the second quarter of 2011, we recorded a $277 million gain in connection with our acquisition of AEI’s interests in Chilquinta Energía in Chile and Luz del Sur in Peru.  However, we recorded no corresponding income tax expense because, for the foreseeable future, our investments in Chile and Peru are considered permanent in nature (i.e., will not be held out for sale).  In addition, we continue to expect to reinvest indefinitely all cumulative undistributed earnings, for the foreseeable future, for all non-U.S. subsidiaries, including our subsidiaries in Chile and Peru.  Deferred income tax expense related to all, or a part, of the $277 million gain would need to be recorded if either, or both, of these investments were to be held out for sale.  Deferred income tax expense would also need to be recorded if all, or part, of the cumulative undistributed earnings in either Chile or Peru, or both, were no longer considered to be reinvested indefinitely.

SDG&E

SDG&E's income tax expense increased in the three months ended September 30, 2011 primarily due to:

▪	higher pretax book income; and

▪	lower deductions for cost of removal of utility plant fixed assets; offset by

▪	the impact of Otay Mesa VIE, as we discuss below; and

▪	higher exclusions from taxable income of the equity portion of AFUDC.

SDG&E's income tax expense increased in the nine months ended September 30, 2011 primarily due to:

▪	higher pretax book income;

▪	unfavorable adjustments related to prior years' income tax issues in 2011 versus favorable adjustments in 2010; and

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; offset by

▪	the impact of Otay Mesa VIE, as we discuss below;

▪	higher exclusions from taxable income of the equity portion of AFUDC;

▪	a $3 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above; and

▪	higher deductions for self-developed software costs.

Results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is consolidated, and therefore, their effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate.

SoCalGas

In the three months ended September 30, 2011, income tax expense decreased at SoCalGas primarily due to a lower effective income tax rate, offset by higher pretax book income. The lower effective tax rate was primarily due to higher exclusions from taxable income of the equity portion of AFUDC.

In the nine months ended September 30, 2011, income tax expense decreased at SoCalGas primarily due to lower pretax income, as well as a lower effective income tax rate primarily due to:

▪	a $13 million write-down in 2010 of the deferred tax assets related to other postretirement benefits as a result of a change in U.S. tax law, as we discuss above; and

▪	higher exclusions from taxable income of the equity portion of AFUDC; offset by

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

In the variance discussions above, the following items are subject to flow-through treatment:

▪	the equity portion of AFUDC

▪	cost of removal of utility plant assets

▪	self-developed software costs

▪	depreciation on a certain portion of utility plant assets

We discuss the impact of items subject to flow-through treatment on our effective income tax rates in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

Mexican Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity

Our Mexican subsidiaries have U.S. dollar denominated receivables and payables (monetary assets and liabilities) that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. They also have deferred income tax assets and liabilities that are denominated in the Mexican peso, which must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes.

The fluctuations in both the currency exchange rate for the Mexican peso against the U.S. dollar, with regard to Mexican monetary assets and liabilities, and Mexican inflation are subject to Mexican income tax and thus expose us to significant fluctuations in our income tax expense.  The income tax expense of each of our Sempra Global business units is impacted by these factors. Parent and Other is also impacted due to a Mexican holding company. The impacts of these fluctuations at each business unit may offset to some extent at the consolidated level.

For Sempra Energy Consolidated, the impacts in 2011 and 2010 related to the factors described above are as follows:

MEXICAN CURRENCY IMPACT ON INCOME TAXES AND RELATED ECONOMIC HEDGING ACTIVITY
(Dollars in millions)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income tax benefit (expense) on currency exchange
rate movement of monetary assets and liabilities	$14	$(3)	$8	$(8)
Translation of non-U.S. deferred income tax balances	17	(4)	10	(4)
Inflation	(1)	(2)	(1)	(4)
Total impact on income taxes	30	(9)	17	(16)
After-tax losses on Mexican peso exchange rate
instruments (included in Other Income, Net)	(16)	―	(9)	―
Net impacts on Sempra Energy Condensed
Consolidated Statements of Operations	$14	$(9)	$8	$(16)

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

Equity Earnings (Losses), Net of Income Tax

Equity earnings, net of income tax, consisting of earnings from Sempra Pipelines & Storage’s equity method investments, were $6 million in the three months ended September 30, 2011 compared to equity losses, net of income tax, of $4 million for the corresponding period in 2010. The change in 2011 was primarily due to:

▪	a $24 million write-down in 2010 of Sempra Pipelines & Storage’s investment in Argentina; offset by

▪	$14 million lower earnings related to equity method investments in Chile and Peru, for entities that are now consolidated.

Equity earnings, net of income tax, were $45 million in the nine months ended September 30, 2011 compared to $42 million for the corresponding period in 2010. The increase in 2011 was primarily due to:

▪	a $24 million write-down in 2010 of Sempra Pipelines & Storage’s investment in Argentina; and

▪	$10 million higher earnings related to the joint-venture interest acquired from El Paso Corporation in April 2010; offset by

▪	$31 million lower earnings related to equity method investments in Chile and Peru, for entities that are now consolidated.

(Earnings) Losses Attributable to Noncontrolling Interests

Sempra Energy Consolidated

Earnings attributable to noncontrolling interests were $29 million for the three months ended September 30, 2011 compared to losses of $6 million for the same period in 2010. The change was primarily due to:

▪	$21 million earnings attributable to noncontrolling interests in 2011 compared to losses of $5 million in 2010 at Otay Mesa VIE, which we discuss below; and

▪	$7 million earnings primarily from noncontrolling interests at Luz del Sur in 2011.

Earnings attributable to noncontrolling interests were $21 million for the nine months ended September 30, 2011 compared to losses of $34 million for the same period in 2010. The change was primarily due to:

▪	$6 million earnings attributable to noncontrolling interests in 2011 compared to losses of $34 million in 2010 at Otay Mesa VIE, which we discuss below; and

▪	$15 million earnings primarily from noncontrolling interests at Luz del Sur in 2011.

SDG&E

Earnings attributable to noncontrolling interests were $21 million for the three months ended September 30, 2011 compared to losses of $5 million for the same period in 2010. The change was primarily due to:

▪	$17 million of losses on interest rate instruments in 2010; and

▪	$6 million increase in operating income in 2011.

Earnings attributable to noncontrolling interests were $6 million for the nine months ended September 30, 2011 compared to losses of $34 million for the same period in 2010. The change was primarily due to:

▪	$51 million of losses on interest rate instruments in 2010; and

▪	$5 million decrease in interest expense in 2011; offset by

▪	$16 million decrease in operating income in 2011.

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

The table below shows the amount of available funds at September 30, 2011:

AVAILABLE FUNDS AT SEPTEMBER 30, 2011
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents	$657	$303	$16
Available unused credit(1)	2,726	363	563
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

In March 2011, Sempra Energy publicly offered and sold $500 million of 2-percent notes and $300 million of floating rate notes, both maturing in 2014. In August 2011, SDG&E publicly offered and sold $350 million of 3-percent first mortgage bonds maturing in 2021. SDG&E and SoCalGas issued long-term debt in 2010 in the aggregate principal amounts of $750 million and $300 million, respectively. Changing economic conditions could affect the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or we were to be unable to borrow under acceptable terms, we would reduce or postpone discretionary capital expenditures and investments in new businesses. If these measures were necessary, they would primarily impact our Sempra Global businesses. We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.

In three separate transactions during 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our joint-venture partnership that comprised our commodities-marketing businesses. As we conclude the transactions to divest the businesses, we expect to recover our remaining $322 million investment in the partnership throughout 2011 and possibly into early 2012. We are providing transitional back-up guarantees, a few of which may continue for a prolonged period of time. Either RBS or JP Morgan, one of the buyers in the sales transactions, has fully indemnified us for any claims or losses in connection with the related transactions.

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

Sempra Generation

We expect Sempra Generation to require funds for the development of electric generation facilities, primarily renewable energy projects. Projects at Sempra Generation may be financed through a combination of operating cash flow, project financing, funds from the parent, external borrowings, partnering in joint ventures and the sale of its El Dorado (now named Desert Star Energy Center) natural gas power plant to SDG&E on October 1, 2011. Cash flows from operations at Sempra Generation are expected to decrease since its contract with the DWR expired in September 2011, due to less favorable pricing on replacement contracts, and the sale of El Dorado. Also, Sempra Generation may not be able to replace all of the lost revenue. Sales to the DWR comprised 8 percent of Sempra Energy’s revenues in 2010. However, Sempra Generation is also undertaking and investing in several projects for the construction of renewable generation facilities, with planned in-service dates ranging from late-2011 to 2015.

Some of Sempra Generation's long-term power sale contracts contain collateral requirements which require Sempra Generation and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Generation may be required to provide collateral when market price movements adversely affect the counterparty's cost of replacement energy supplies if Sempra Generation fails to deliver the contracted amounts. Sempra Generation had no outstanding collateral requirements under such contracts at September 30, 2011.

Sempra Pipelines & Storage

We expect Sempra Pipelines & Storage to require funding from the parent or from external sources to fund projects and investments, including development and expansion of its natural gas storage projects. We expect projects at Chilquinta Energía and Luz del Sur to be funded by external borrowings and funds internally generated by Chilquinta Energía and Luz del Sur.

Sempra LNG

We expect Sempra LNG to provide operating cash flow for other development within Sempra Global from the operations of its two LNG receipt terminals, Energía Costa Azul and Cameron.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2011	2011 Change		2010
Sempra Energy Consolidated	$1,643	$41	3%	$1,602
SDG&E	819	403	97	416
SoCalGas	495	(74)	(13)	569

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy increased in 2011 primarily due to:

▪	$251 million higher net income, adjusted for noncash items included in earnings, in 2011 compared to 2010;

▪	an $18 million increase in accounts payable in 2011 compared to a $57 million decrease in accounts payable in 2010; and

▪	an $18 million decrease in regulatory balancing accounts in 2011 compared to a $146 million decrease in regulatory balancing accounts in 2010, which we discuss for SDG&E and SoCalGas below; offset by

▪	$145 million lower distributions received from RBS Sempra Commodities.

Other working capital changes in 2011 compared to 2010 also reflect a $431 million reduction in accrued liabilities for the payment in 2011 of wildfire settlement claims ($301 million) and the settlement payment related to energy crisis litigation ($130 million), as well as the accrual of the latter in the first quarter of 2010, offset by $300 million of funds received from a wildfire litigation settlement in 2011.

SDG&E

Cash provided by operating activities at SDG&E increased in 2011 primarily due to:

▪	$300 million of funds received in 2011 from a wildfire litigation settlement, which is offset by an increase in restricted cash in cash flows from investing activities;

▪	$109 million higher net income, adjusted for noncash items included in earnings, in 2011 compared to 2010; and

▪
an $84 million increase in regulatory balancing accounts in 2011 compared to an $80 million decrease in regulatory balancing accounts in 2010. Over- and undercollected regulatory balancing accounts reflect the difference between customer billings and recorded or CPUC-authorized costs. These differences are required to be balanced over time; offset by

▪
$301 million in settlement payments for the 2007 wildfires in 2011, which is offset by a decrease in restricted cash in cash flows from investing activities, compared to $117 million net settlement payments for the 2007 wildfires in 2010.

SoCalGas

Cash provided by operating activities at SoCalGas decreased in 2011 primarily due to:

▪	a $221 million decrease in accounts receivable in 2011 compared to a $272 million decrease in accounts receivable in 2010; and

▪	a $102 million decrease in regulatory balancing accounts in 2011 compared to a $66 million decrease in regulatory balancing accounts in 2010; offset by

▪	$23 million higher net income, adjusted for noncash items included in earnings, in 2011 compared to 2010.

The table below shows the contributions to pension and other postretirement benefit plans for the nine months ended September 30, 2011.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$136	$56
SDG&E	42	12
SoCalGas	56	42

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2011	2011 Change		2010
Sempra Energy Consolidated	$(2,304)	$1,671	264%	$(633)
SDG&E	(1,183)	370	46	(813)
SoCalGas	(595)	150	34	(445)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy increased in 2011 primarily due to:

▪	a $677 million increase in capital expenditures;

▪	$611 million in cash used to fund Sempra Pipelines & Storage’s purchase of South American entities;

▪	$475 million lower distributions received from RBS Sempra Commodities;

▪	a $300 million increase in SDG&E’s restricted cash due to funds received from a wildfire litigation settlement; and

▪	$180 million of distributions from Fowler Ridge 2 Wind Farm at Sempra Generation in 2010; offset by

▪	$301 million in payments for claims by SDG&E related to wildfire litigation using restricted funds received from a wildfire litigation settlement;

▪	Sempra Pipelines & Storage’s $292 million acquisition (net of cash acquired) resulting in the purchase of Mexican pipeline and natural gas infrastructure assets in 2010; and

▪	lower contributions to the Rockies Express Pipeline joint venture. A $65 million contribution in the first quarter of 2010 was the last required for the construction phase of the project.

SDG&E

Cash used in investing activities at SDG&E increased in 2011 primarily due to:

▪	a $340 million increase in capital expenditures; and

▪	a $300 million increase in restricted cash due to funds received from a wildfire litigation settlement; offset by

▪	$301 million in payments for claims related to wildfire litigation using restricted funds received from a wildfire litigation settlement.

SoCalGas

Cash used in investing activities at SoCalGas increased in 2011 primarily due to:

▪	a $162 million increase in capital expenditures; offset by

▪	a $12 million lower increase in the amount advanced to Sempra Energy in 2011 as compared to 2010.

FUTURE CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2011, we expect to make capital expenditures and investments of approximately $3.9 billion, net of transferring Sempra Generation’s El Dorado facility to SDG&E. These expenditures include

▪	$2.7 billion at the Sempra Utilities for capital projects and plant improvements ($2.0 billion at SDG&E and $690 million at SoCalGas)

▪
$1.4 billion at our other subsidiaries for the acquisition of AEI’s interests in Chile and Peru, development of natural gas storage facilities, capital projects in South America, and renewable generation projects

The Sempra Utilities expect the $2.7 billion of capital expenditures to include

▪	$750 million for additions to SDG&E’s natural gas and electric distribution systems, advanced metering infrastructure, and electric generation plant and equipment

▪	$850 million at SDG&E for the Sunrise Powerlink transmission line

▪	$200 million for improvements to SDG&E’s electric transmission infrastructure

▪	$215 million for the transfer of Sempra Generation’s El Dorado facility to SDG&E

▪	$690 million at SoCalGas for improvements to distribution and transmission systems, and for advanced metering infrastructure

The Sempra Utilities expect to finance these expenditures and investments with cash flows from operations, cash on hand, debt issuances and at SDG&E, the capital contributed by Sempra Energy in the first quarter of 2011.

The expected capital expenditures of $1.4 billion at our other subsidiaries include

Sempra Pipelines & Storage

▪
approximately $650 million to acquire AEI’s interests in Chile and Peru (including the public tender offer required for Luz del Sur shares reflected as a financing transaction in the Condensed Consolidated Statements of Cash Flows and net of cash acquired)

▪	approximately $100 million for capital projects in South America

▪	approximately $100 million to $150 million for development of natural gas storage projects at Bay Gas and Mississippi Hub

Sempra Generation

▪	approximately $230 million for investment in the first phase (150 megawatts (MW)) of Mesquite Solar, a solar project at our Mesquite Power plant near Arlington, Arizona

▪	approximately $40 million for investment in the second phase (150 MW) of Copper Mountain Solar, a solar project located near Boulder City, Nevada

▪	approximately $200 million for investment in other renewable projects

Our level of capital expenditures and investments in the next few years may vary substantially and will depend on the cost and availability of financing, regulatory approvals and business opportunities providing desirable rates of return. We intend to finance our capital expenditures in a manner that will maintain our strong investment-grade ratings and capital structure.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2011	2011 Change		2010
Sempra Energy Consolidated	$404	$936	176%	$(532)
SDG&E	540	(176)	(25)	716
SoCalGas	(301)	(200)	(198)	(101)

Sempra Energy Consolidated

Sempra Energy financing activities provided cash in 2011 compared to using cash in 2010, primarily due to:

▪	$754 million higher issuances of long-term debt;

▪	$500 million common stock repurchase program in 2010; and

▪	$361 million lower long-term debt payments; offset by

▪	a $300 million decrease in short-term debt in 2011 compared to a $184 million increase in 2010;

▪	$80 million related to the redemption of subsidiary preferred stock;

▪	$56 million increase in common dividends paid; and

▪	$43 million related to Sempra Pipelines & Storage’s September 2011 tender offer discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

SDG&E

Cash provided by financing activities at SDG&E decreased in 2011 primarily due to:

▪	$396 million lower issuances of long-term debt; offset by

▪	a $200 million capital contribution from Sempra Energy in 2011.

SoCalGas

Cash used in financing activities at SoCalGas increased in 2011 primarily due to:

▪	a $250 million long-term debt payment in 2011; and

▪	$50 million in common dividends paid in 2011; offset by

▪	$100 million in common dividends paid in 2010.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E and SoCalGas in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first nine months of 2011. However, in August 2011, Fitch downgraded the rating on Sempra Energy’s unsecured debt from A- with a negative outlook to BBB+ with a stable outlook, consistent with Moody’s and S&P’s ratings. Fitch affirmed that this downgrade had no effect on SDG&E’s and SoCalGas’ ratings.

Our credit ratings may affect the rates at which borrowings bear interest and of commitment fees on available unused credit. We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

SEMPRA ENERGY OVERVIEW

The Sempra Utilities' operations generally provide relatively stable earnings and liquidity. However, for the next few years, SDG&E and SoCalGas intend to limit their common stock dividends to reinvest their earnings in significant capital projects.

Long-term contracts at Sempra Global's businesses generally provide relatively stable earnings and liquidity, but are subject to variability due to fluctuations in commodity prices. Also, Sempra Generation's contract with the DWR, which provided a significant portion of Sempra Generation's revenues, ended on September 30, 2011, and Sempra Generation sold its El Dorado natural gas generation plant to SDG&E on October 1, 2011. Based on current market prices for electricity, contracts it enters into at its natural gas-fired plants to replace the DWR contract, if obtained, or merchant (daily) sales will provide substantially lower earnings. Sempra Generation is also undertaking and investing in several projects for the construction of renewable generation facilities, with planned in-service dates ranging from late-2011 to 2015.

On April 6, 2011, Sempra Pipelines & Storage increased its investment in two utilities in South America. We expect the acquisition to be accretive to our earnings per share. However, in connection with our increased interests in Chilquinta Energía and Luz del Sur, Sempra Energy added $970 million in goodwill to its Consolidated Balance Sheet as of September 30, 2011. Goodwill is subject to impairment testing, annually and under other potential circumstances, which may cause its fair value to vary if differing estimates and assumptions are used in the valuation techniques applied.

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

The Sempra Utilities' performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature to address the state budget crisis and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report.

In the third quarter of 2009, SDG&E's liability insurance premiums increased significantly, by approximately $40 million (pretax) annually, due to the increased costs of wildfire liability coverage as compared to the previous policy year. In the third quarter of 2010, SDG&E secured additional insurance coverage of approximately $600 million, providing SDG&E with maximum loss recovery due to a wildfire incident from insurance carriers of approximately $1 billion, with the remainder of Sempra Energy's business units' maximum coverage for a wildfire incident remaining at $400 million, the same as in the previous policy year. As a result of the increase in SDG&E's wildfire liability insurance coverage in the third quarter of 2010, SDG&E's insurance premiums increased by approximately $30 million (pretax) annually for the increased coverage.

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

Pending the outcome of the various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the Sempra Utilities, may incur incremental expense and capital investment associated with its natural gas pipeline operations and investments. In August 2011, SoCalGas, SDG&E, Pacific Gas & Electric (PG&E) and Southwest Gas filed implementation plans to test or replace all natural gas transmission pipelines that have not been pressure tested with the CPUC as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein. The Sempra Utilities are currently estimating that the total cost for Phase 1 of the plan is $3.1 billion over a 10-year period. The Sempra Utilities requested that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery. The costs that are the subject of these plans are outside the scope of the 2012 General Rate Case proceedings discussed below.

Both SDG&E and SoCalGas have filed their 2012 General Rate Case (GRC) applications with the CPUC to establish their authorized revenue requirements for the 2012 Test Year and the ratemaking mechanisms to update the authorized revenue on an annual basis over the subsequent three-year (2013-2015) period. Since these applications were filed, Congress passed the 2010 Tax Act which, among other things, included provisions for companies to elect bonus depreciation on certain investments made after September 8, 2010 through December 31, 2012 for federal income tax purposes. The use of bonus depreciation, while reducing cash tax obligations in the near term, results in incremental deferred tax liabilities which reduce both SDG&E's and SoCalGas' rate base upon which authorized revenue requirements are determined. In March 2011, the Internal Revenue Service issued technical guidance on the application of the bonus depreciation provisions of the 2010 Tax Act. In July 2011, SDG&E and SoCalGas filed amendments to revise their original applications, primarily to reflect the impact of the 2010 Tax Act. These amendments reduced the requested increases to their authorized revenue requirements, as compared to their 2011 authorized revenues, by $22 million at SDG&E to $231 million and by $17 million at SoCalGas to $263 million. The Division of Ratepayer Advocates and other intervening parties are recommending that the CPUC reduce the utilities’ revenue requirements in 2012 by approximately 5 percent compared to 2011.

The scoping memo issued by the CPUC in March 2011 set a final decision on the GRC to be issued around the month of March 2012, with retroactive application to allow recovery of SDG&E's and SoCalGas' authorized 2012 revenue requirements to January 1, 2012. If the CPUC's final decision grants a significantly lower authorized revenue requirement, it could result in an adverse effect to the Sempra Utilities' cash flows and results of operations starting in 2012. We provide more information about the GRC in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

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

SoCalGas’ cost of capital trigger mechanism (Market Indexed Capital Adjustment Mechanism or MICAM) identifies two conditions for determining whether a change in the authorized rate of return is required. Both conditions are based on the 30-year Treasury Bond Yields – one being the most recent trailing 12-month rolling average yield and the second being the corresponding 12-month forward forecasted yield as published by Global Insight. If both conditions fall outside a range of 3.88 percent (MICAM floor) to 6.88 percent (MICAM ceiling) in a given month, SoCalGas’ authorized ROE would be adjusted, upward or downward, by one-half of the difference between the trailing 12-month rolling average yield and 5.38 percent (SoCalGas' MICAM benchmark interest rate), effective January 1 following the year in which both conditions were exceeded. Also, SoCalGas’ authorized recovery rate for the cost of debt and preferred stock would be adjusted to their actual weighted average cost. Therefore, SoCalGas’ authorized rate of return would adjust, upward or downward, as a result of all three cost adjustments.

Based on the Global Insight 12-month forward forecasted yield published in early October 2011, this forward forecasted yield is below the MICAM floor. As of October 31, 2011, the historical rolling average yield for the 30-year Treasury Bonds was above the MICAM floor. For the historical rolling average yield of the 30-year Treasury Bonds to be below the MICAM floor at the end of November, the daily average yield for the month of November would need to be at or below 1.20 percent. For the historical rolling average yield of the 30-year Treasury Bonds to be below the floor at the end of December, the average of the average daily yields for the months of November and December would need to be at or below 2.81 percent. The yield on the 30-year Treasury Bonds as of October 31, 2011 was 3.16 percent.

The current FERC formulaic rate methodology for SDG&E's electric transmission assets will be reviewed in 2013, with the new rates effective in September 2013. This proceeding will assess the rate-making methodology to be employed for SDG&E's FERC-regulated operations, including a determination of SDG&E's FERC-authorized ROE and recovery of operation and maintenance expenses. If this proceeding results in a reduction from SDG&E's current authorized ROE of 11.35 percent or in an adverse determination for the recovery of operation and maintenance expenses, it would adversely affect SDG&E's cash flows, results of operations and financial condition.

We discuss additional potential and expected impacts of the 2010 Tax Act on our income tax expense, earnings and cash flows in "Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes" above.

In three separate transactions in 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our commodities-marketing partnership. We expect our share of the remaining proceeds from the sales of all of the joint venture's businesses and related cash distributions to approximate $322 million, the amount of our remaining investment in the joint venture. We provide additional information in Notes 4 and 6 of the Notes to Condensed Consolidated Financial Statements herein.

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

Sempra Generation

Copper Mountain Solar

Copper Mountain Solar is a photovoltaic generation facility operated and under development by Sempra Generation in Boulder City, Nevada. When fully developed, the project will be capable of producing up to approximately 400 MW of solar power. Copper Mountain Solar 1 is a 58-MW photovoltaic generation facility currently in operation, and now includes the 10-MW facility previously referred to as El Dorado Solar.

Copper Mountain Solar 2 (CMS 2) will total 150 MW and is expected to begin construction in the first quarter of 2012. CMS 2 is divided into two phases, with the first phase of 92 MW planned to be completed in the first quarter of 2013 and the remaining 58 MW planned to be completed in 2015. PG&E has contracted for all of the solar power at CMS 2 for 25 years and has an option to accelerate the second phase of 58 MW to be available before 2015. The contract is subject to approval by the CPUC.

Cedar Creek 2 Wind Farm

Cedar Creek 2 Wind Farm, a 250-MW wind farm in northern Colorado, was placed in service in June 2011. Sempra Generation has a 50-percent interest in the facility in a joint venture with BP Wind Energy. Public Service Company of Colorado, an Xcel Energy company, has contracted for all of the power from the facility for 25 years.

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Generation in Maricopa County, Arizona. When fully developed, the project will be capable of producing up to approximately 700 MW of solar power. Construction of the first phase (Mesquite Solar 1) of 150 MW began in June 2011 and is expected to be completed in early 2013. PG&E has contracted for all of the solar power at Mesquite Solar 1 for 20 years, which contract was approved by the CPUC in April 2011.

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

Sempra Pipelines & Storage

Natural Gas Storage Projects

Currently, Sempra Pipelines & Storage has 23 Bcf of operational working natural gas storage capacity. We plan to develop as much as 75 Bcf of total storage capacity.

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

The Sempra Energy Condensed Consolidated Balance Sheet at September 30, 2011 includes $970 million in goodwill associated with our increased interests in Chilquinta Energía and Luz del Sur, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

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

▪ the appropriate risk-adjusted discount rate

▪ country risk

▪ entity risk

Effect if Different Assumptions Used
When an impairment test is required, the fair value of the reporting unit and goodwill can vary if differing estimates and assumptions are used in the valuation techniques applied. We discuss goodwill in Notes 3 and 5 of the Notes to Condensed Consolidated Financial Statements herein.

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

INTEREST RATE RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding commercial paper classified as long-term debt and capital lease obligations, at September 30, 2011 and December 31, 2010:

	Sempra Energy
	Consolidated		SDG&E		SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR(1)	Debt	VaR(1)	Debt	VaR(1)
At September 30, 2011:
Sempra Utilities fixed-rate	$4,366	$1,013	$3,054	$791	$1,312	$222
Sempra Utilities variable-rate	594	37	594	37	―	―
All other, fixed-rate and variable-rate	4,796	549	―	―	―	―
At December 31, 2010:
Sempra Utilities fixed-rate	$4,117	$787	$2,704	$587	$1,413	$200
Sempra Utilities variable-rate	751	59	601	59	150	―
All other, fixed-rate and variable-rate	3,459	509	―	―	―	―
(1) After the effects of interest rate swaps.

At September 30, 2011, the net notional amount of interest rate swap transactions ranged from $15 million to $305 million at Sempra Energy (ranges relate to amortizing notional amounts).  We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2011, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company's disclosure controls and procedures were effective at the reasonable assurance level.

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

On April 6, 2011, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein, we acquired AEI's interests in Chilquinta Energía S.A. in Chile, Luz del Sur S.A.A. in Peru and related, smaller companies. The net assets acquired of these companies, at fair value, were $2.0 billion, or six percent of total Sempra Energy assets at September 30, 2011. Earnings of these companies from the date of acquisition through September 30, 2011, were $92 million, or nine percent of total Sempra Energy earnings for the nine months ended September 30, 2011. We are in the process of integrating these companies. Our management is analyzing, evaluating and, where necessary, will implement changes in controls and procedures. Due to the limited period of time since the acquisition date, we have not had sufficient time to assess the internal controls of the acquired companies for the quarter and year-to-date periods ended September 30, 2011. Therefore, we excluded them from our evaluation of internal control over financial reporting contained in this quarterly report. We intend to include these companies in the overall assessment of, and report on, internal control over financial reporting as of December 31, 2011.

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

ITEM 1A. RISK FACTORS

The following supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended  December 31, 2010.

CYBERSECURITY

Cybersecurity and the protection of our operations and activities are considered a priority at Sempra Energy, SDG&E and SoCalGas. The most significant cybersecurity risks to our businesses reside within the operations of our utilities. In addition to general information and cyber risks that all Fortune 500 corporations face (e.g. malware, malicious intent by insiders and inadvertent disclosure of sensitive information), the utility industry faces new cybersecurity risks associated with automated metering and with Smart Grid infrastructure. Deployment of these new business technologies represents a new and large-scale opportunity for attacks on the utilities’ information systems and, more importantly, on the integrity of the energy grid. While addressing these risks is the subject of significant ongoing activities across Sempra Energy’s businesses, we cannot ensure that a successful attack will not occur.  Such an attack to our information systems, the integrity of the energy grid, or one of our facilities could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 6. EXHIBITS

The exhibits filed under Forms 8-K and Form 8-K/A that are incorporated herein by reference were filed under Commission File Number 1-14201 (Sempra Energy).

The following exhibits relate to each registrant as indicated.

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy
10.1	Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Debra L. Reed (Sempra Energy Form 8-K filed on July 1, 2011, Exhibit 10.1).

10.2	Amendment to Severance Pay Agreement between Sempra Energy and Mark A. Snell (Sempra Energy Form 8-K filed on September 15, 2011, Exhibit 10.1).

10.3	Severance Pay Agreement between Sempra Energy and Joseph A. Householder (Sempra Energy Form 8-K filed on September 15, 2011, Exhibit 10.2).
EXHIBIT 12 – STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Southern California Gas Company
31.5	Statement of Southern California Gas Company's Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company's Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.5	Statement of Southern California Gas Company's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Sempra Energy:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: November 3, 2011	By: /s/ Joseph A. Householder
Joseph A. Householder Executive Vice President, Chief Financial Officer and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: November 3, 2011	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: November 3, 2011	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer