Form 10-K
period 2011-12-31
SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2012-02-28
CIK 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	State of Incorporation	I.R.S. Employer Identification Nos.
1-14201	SEMPRA ENERGY	California	33-0732627
101 Ash Street
San Diego, California 92101
(619)696-2000

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705
555 West Fifth Street
Los Angeles, California 90013
(213)244-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class		Name of Each Exchange on Which Registered
Sempra Energy Common Stock, without par value		NYSE
SDG&E Preference Stock (Cumulative) Without Par Value – $1.82 Series SDG&E Cumulative Preferred Stock, $20 Par Value 4.50% Series, 4.40% Series 5.00% Series		NYSE Amex NYSE Amex

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:			None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Sempra Energy		Yes	X	No
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

		Yes	X	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Sempra Energy		Yes	X	No
San Diego Gas & Electric Company		Yes	X	No
Southern California Gas Company		Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Exhibit Index on page 50. Glossary on page 60.

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011:

Sempra Energy	$12.6 billion (based on the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter)
San Diego Gas & Electric Company	$0
Southern California Gas Company	$0

Common Stock outstanding, without par value, as of February 24, 2012:

Sempra Energy	240,590,672 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 2011 Annual Report to Shareholders of Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company are incorporated by reference into Parts I, II and IV.

Portions of the Sempra Energy Proxy Statement prepared for the May 2012 annual meeting of shareholders are incorporated by reference into Part III.

Portions of the San Diego Gas & Electric Company and Southern California Gas Company Information Statements prepared for their June 2012 annual meetings of shareholders are incorporated by reference into Part III.

SEMPRA ENERGY FORM 10-K SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-K SOUTHERN CALIFORNIA GAS COMPANY FORM 10-K TABLE OF CONTENTS (CONTINUED)

This combined Form 10-K is separately filed by Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

You should read this report in its entirety as it pertains to each respective reporting company. No one section of the report deals with all aspects of the subject matter. Separate Item 6 and 8 sections are provided for each reporting company, except for the Notes to Consolidated Financial Statements in Item 8. The Notes to Consolidated Financial Statements for all of the reporting companies are combined. All Items other than 6 and 8 are combined for the reporting companies.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this report that are not historical fact and constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are necessarily based upon assumptions with respect to the future, involve risks and uncertainties, and are not guarantees of performance. These forward-looking statements represent our estimates and assumptions only as of the filing date of this report. We assume no obligation to update or revise any forward-looking statement as a result of new information, future events or other factors.

In this report, when we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “contemplates,” “intends,” “depends,” “should,” “could,” “would,” “will,” “may,” “potential,” “target,” “goals,” or similar expressions, or when we discuss our guidance, strategy, plans or intentions, we are making forward-looking statements.

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

▪	capital markets conditions, including the availability of credit and the liquidity of our investments;

▪	inflation, interest and exchange rates;

▪	the impact of benchmark interest rates, generally U.S. Treasury bond and Moody’s A-rated utility bond yields, on our Sempra Utilities’ cost of capital;

▪	energy markets, including the timing and extent of changes and volatility in commodity prices;

▪	the availability of electric power, natural gas and liquefied natural gas, including disruptions caused by failures in the North American transmission grid, pipeline explosions and equipment failures;

▪	weather conditions, natural disasters, catastrophic accidents, and conservation efforts;

▪	risks inherent in nuclear power generation and radioactive materials storage, including the catastrophic release of such materials;

▪	wars, terrorist attacks and cybersecurity threats;

▪	business, regulatory, environmental and legal decisions and requirements;

▪	expropriation of assets by foreign governments and title and other property disputes;

▪	the status of deregulation of retail natural gas and electricity delivery;

▪	the timing and success of business development efforts and construction, maintenance and capital projects;

▪	the inability or determination not to enter into long-term supply and sales agreements or long-term firm capacity agreements;

▪	the resolution of litigation; and

▪	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and other reports that we file with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

We provide a description of Sempra Energy and its subsidiaries in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2011 Annual Report to Shareholders (Annual Report), which is attached as Exhibit 13.1 to this report and is incorporated by reference.

This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	San Diego Gas & Electric Company (SDG&E)

▪	Southern California Gas Company (SoCalGas)

References in this report to “we,” “our,” “us,” “our company” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context.  SDG&E and SoCalGas are collectively referred to as the Sempra Utilities. They are subsidiaries of Sempra Energy, and Sempra Energy indirectly owns all of the common stock and substantially all of the voting stock of each of the two companies.

Through December 31, 2011, Sempra Energy’s business was organized in five separately managed reportable segments consisting of SDG&E, SoCalGas, Sempra Generation, Sempra Pipelines & Storage and Sempra LNG (liquefied natural gas). Our disclosures and financial information in this Form 10-K and Annual Report reflect these five segments. Sempra Generation, Sempra Pipelines & Storage and Sempra LNG are subsidiaries of Sempra Global. Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation. Sempra Pipelines & Storage also owns utilities which are not included in our references to the Sempra Utilities. We provide financial information about each of these segments and about the geographic areas in which we do business in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 of the Notes to Consolidated Financial Statements in the Annual Report.

All references in this report to “Sempra Generation,” “Sempra Pipelines & Storage” and “Sempra LNG,” are to the respective principal business units of Sempra Global and are not intended to refer to any legal entity with the same or similar name.

Effective January 1, 2012, in connection with several key executive appointments made in September 2011, management realigned some of the company’s major subsidiaries to better fit its strategic direction and to enhance the management and integration of our assets. This realignment will result in a change in reportable segments in 2012, primarily to regroup the Sempra Global business units under two new operating units, Sempra U.S. Gas & Power and Sempra International. These operating units will include the following reportable segments:

Sempra U.S. Gas & Power

▪	Sempra Natural Gas

▪	Sempra Renewables

Sempra International

▪	Sempra Mexico

▪	Sempra South American Utilities

SDG&E and SoCalGas will continue to be separate reportable segments.

RBS Sempra Commodities LLP

Prior to 2011, our Sempra Commodities segment contained our investment in RBS Sempra Commodities LLP (RBS Sempra Commodities), which held commodities-marketing businesses previously owned by us.  Our investment in the partnership is reported on the equity method. We and The Royal Bank of Scotland plc (RBS), our partner in the joint venture, sold substantially all of the partnership’s businesses and assets in four separate transactions completed in July, November and December of 2010 and February of 2011. We discuss these transactions and other matters concerning the partnership in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

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

COMPANY WEBSITES

Company website addresses are:

Sempra Energy – http://www.sempra.com

SDG&E – http://www.sdge.com

SoCalGas – http://www.socalgas.com

We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). The charters of the audit, compensation and corporate governance committees of Sempra Energy’s board of directors (the board), the board’s corporate governance guidelines, and Sempra Energy’s code of business conduct and ethics for directors and officers are posted on Sempra Energy’s website.

SDG&E and SoCalGas make available free of charge via a hyperlink on their websites their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Printed copies of all of these materials may be obtained by writing to our Corporate Secretary at Sempra Energy, 101 Ash Street, San Diego, CA 92101-3017.

The information on the websites of Sempra Energy, SDG&E and SoCalGas is not part of this report or any other report that we file with or furnish to the SEC, and is not incorporated herein by reference.

GOVERNMENT REGULATION

The most significant government regulation affecting Sempra Energy is the regulation of the Sempra Utilities.

California Utility Regulation

The Sempra Utilities are regulated in California by the California Public Utilities Commission (CPUC), the California Energy Commission (CEC) and the California Air Resources Board (CARB).

The California Public Utilities Commission:

▪	consists of five commissioners appointed by the Governor of California for staggered, six-year terms.

▪
regulates SDG&E’s and SoCalGas’ rates and conditions of service, sales of securities, rates of return, capital structure, rates of depreciation, and long-term resource procurement, except as described below in “United States Utility Regulation.”

▪	has jurisdiction over the proposed construction of major new electric transmission, electric distribution, and natural gas storage, transmission and distribution facilities in California.

▪
conducts reviews and audits of utility performance and compliance with regulatory guidelines, and conducts investigations into various matters, such as deregulation, competition and the environment, to determine its future policies.

▪	regulates the interactions and transactions of the Sempra Utilities with Sempra Energy and its other affiliates.

We provide further discussion in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E is also subject to regulation by the CEC, which publishes electric demand forecasts for the state and for specific service territories.  Based upon these forecasts, the CEC:

▪	determines the need for additional energy sources and conservation programs;

▪	sponsors alternative-energy research and development projects;

▪	promotes energy conservation programs;

▪	maintains a statewide plan of action in case of energy shortages; and

▪	certifies power-plant sites and related facilities within California.

The CEC conducts a 20-year forecast of available supplies and prices for every market sector that consumes natural gas in California. This forecast includes resource evaluation, pipeline capacity needs, natural gas demand and wellhead prices, and costs of transportation and distribution. This analysis is one of many resource materials used to support the Sempra Utilities’ long-term investment decisions.

In 2010, the State of California required certain California electric retail sellers, including SDG&E, to deliver 20 percent of their retail energy sales from renewable energy sources. The rules governing this requirement, administered by both the CPUC and the CEC, are generally known as the Renewables Portfolio Standard (RPS) Program. In December 2011, California Senate Bill 2(1X) (33% RPS Program) went into effect, superseding the previous RPS program. The 33% RPS Program requires each California utility to procure 33 percent of its annual electric energy requirements from renewable energy sources by 2020, with an average 20 percent required over the three-year period January 1, 2011 through December 31, 2013; 25 percent by December 31, 2016; and 33 percent by December 31, 2020. We discuss this requirement as it applies to SDG&E in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Certification of a generation project by the CEC as an Eligible Renewable Energy Resource (ERR) allows the purchase of output from such generation facility to be counted towards fulfillment of the RPS Program requirements, if such purchase meets the provisions of California Senate Bill 2(1X). This may affect the demand for output from renewables projects developed by Sempra Generation, particularly from California utilities. Final certification as an ERR for Sempra Generation’s El Dorado Solar generation facility was approved in June 2009 and for its Copper Mountain Solar 1 facility in Nevada in February 2011.

California Assembly Bill 32, the California Global Warming Solutions Act of 2006, assigns responsibility to CARB for monitoring and establishing policies for reducing greenhouse gas (GHG) emissions. The bill requires CARB to develop and adopt a comprehensive plan for achieving real, quantifiable and cost-effective GHG emission reductions, including a statewide GHG emissions cap, mandatory reporting rules, and regulatory and market mechanisms to achieve reductions of GHG emissions. CARB is a department within the California Environmental Protection Agency, an organization which reports directly to the Governor’s Office in the Executive Branch of California State Government. We provide further discussion in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

United States Utility Regulation

The Sempra Utilities are also regulated by the Federal Energy Regulatory Commission (FERC) and the Nuclear Regulatory Commission (NRC).

In the case of SDG&E, the FERC regulates the interstate sale and transportation of natural gas, the transmission and wholesale sales of electricity in interstate commerce, transmission access, rates of return on transmission investment, the uniform systems of accounts, rates of depreciation and electric rates involving sales for resale.

In the case of SoCalGas, the FERC regulates the interstate sale and transportation of natural gas and the uniform systems of accounts.

The NRC oversees the licensing, construction and operation of nuclear facilities in the United States, including the San Onofre Nuclear Generating Station (SONGS), in which SDG&E owns a 20-percent interest. NRC regulations require extensive review of the safety, radiological and environmental aspects of these facilities. Periodically, the NRC requires that newly developed data and techniques be used to reanalyze the design of a nuclear power plant and, as a result, may require plant modifications as a condition of continued operation.

The Department of Transportation (DOT) has established regulations regarding engineering standards and operating procedures applicable for the Sempra Utilities’ natural gas transmission and distribution pipelines. The DOT has certified the CPUC to administer oversight and compliance with these regulations for the entities they regulate in California.

State and Local Regulation Within the U.S.

SoCalGas has natural gas franchises with the 12 counties and 233 cities in its service territory. These franchises allow SoCalGas to locate, operate and maintain facilities for the transmission and distribution of natural gas. Most of the franchises have indefinite lives with no expiration date. Some franchises have fixed expiration dates, ranging from 2012 to 2048.

SDG&E has

▪	electric franchises with the two counties and the 26 cities in its electric service territory; and

▪	natural gas franchises with the one county and the 18 cities in its natural gas service territory.

These franchises allow SDG&E to locate, operate and maintain facilities for the transmission and distribution of electricity and/or natural gas. Most of the franchises have indefinite lives with no expiration dates. Some natural gas franchises have fixed expiration dates, ranging from 2012 to 2035, and some electric franchises have fixed expiration dates that range from 2012 to 2018.

Sempra Generation, Sempra Pipelines & Storage and Sempra LNG have operations or development projects in Alabama, Arizona, California, Colorado, Hawaii, Indiana, Kansas, Louisiana, Mississippi, Nevada, Pennsylvania and Texas. These entities are subject to state and local laws, and to regulations in the states in which they operate.

Sempra Pipelines & Storage operates Mobile Gas Service Corporation (Mobile Gas), a natural gas distribution utility serving southwest Alabama that is regulated by the Alabama Public Service Commission. Sempra Pipelines & Storage also develops and operates natural gas storage facilities in Alabama, Louisiana and Mississippi and is subject to regulation in the states in which the storage facilities are located.

Other U.S. Regulation

In the United States, the FERC, with ratemaking authority over wholesale sales of power and the transportation and storage of natural gas in interstate commerce, and siting and permitting authority for LNG terminals, regulates Sempra Generation’s, Sempra Pipelines & Storage’s and Sempra LNG’s operations.  Sempra Pipelines & Storage also owns an interest in the Rockies Express Pipeline, a natural gas pipeline which operates in several states in the United States and is subject to regulation by the FERC.

The FERC may regulate rates and terms of service based on a cost-of-service approach or, in geographic and product markets determined by the FERC to be sufficiently competitive, rates may be market-based. Our LNG terminal in the United States is subject to market-based rates and terms of service. FERC-regulated rates at the following businesses are

▪	Sempra Generation: market-based for wholesale electricity sales

▪	Sempra Pipelines & Storage: cost-based and market-based for the transportation and storage of natural gas, respectively

▪	Sempra LNG: market-based for the receipt, storage, vaporization and liquefaction of LNG and the purchase and sale of natural gas

Sempra Pipelines & Storage is also subject to DOT rules and regulations regarding pipeline safety.

Foreign Regulation

Several of our segments operate in Mexico as follows:

▪	Sempra Generation owns and operates a natural gas-fired power plant in Baja California, Mexico

▪	Sempra Pipelines & Storage’s Mexican utilities build and operate natural gas distribution systems in Mexicali, Chihuahua, and the La Laguna-Durango zone in north-central Mexico

▪
Sempra Pipelines & Storage owns and operates natural gas pipelines between the U.S. border and Baja California, Mexico and Sonora, Mexico. Sempra Pipelines & Storage also owns a 50-percent interest in a joint venture with PEMEX (the Mexican state-owned oil company) that operates two natural gas pipelines and a propane system in northern Mexico

▪	Sempra LNG owns and operates the Energía Costa Azul LNG terminal located in Baja California, Mexico

These operations are subject to regulation by the Energy Regulatory Commission (Comisión Reguladora de Energía, or CRE) and by the labor and environmental agencies of city, state and federal governments in Mexico.

Sempra Pipelines & Storage also has two utilities in South America that are subject to laws and regulations in the localities and countries in which they operate. Chilquinta Energía S.A. (Chilquinta Energía) is an electric distribution utility serving customers in the cities of Valparaiso and Viña del Mar in central Chile. Luz del Sur S.A.A. (Luz del Sur) is an electric distribution utility in the southern zone of metropolitan Lima, Peru. These utilities serve primarily regulated customers, and their revenues are based on tariffs that are set by the National Energy Commission (Comisión Nacional de Energía, or CNE) in Chile and the Energy and Mining Investment Supervisory Body (Organismo Supervisor de la Inversión en Energía y Minería, or OSINERGMIN) of the National Electricity Office under the Ministry of Energy and Mines in Peru.

Licenses and Permits

The Sempra Utilities obtain numerous permits, authorizations and licenses in connection with the transmission and distribution of natural gas and electricity and the operation and construction of related assets, some of which may require periodic renewal.

Our other subsidiaries are also required to obtain numerous permits, authorizations and licenses in the normal course of business. Some of these permits, authorizations and licenses require periodic renewal.

Sempra Generation and its subsidiaries obtain a number of permits, authorizations and licenses in connection with the construction and operation of power generation facilities, and in connection with the wholesale distribution of electricity.

Sempra Pipelines & Storage’s Mexican and South American subsidiaries obtain numerous permits, authorizations and licenses for their electric and natural gas distribution and transmission systems from the local governments where the service is provided. Sempra Pipelines & Storage’s U.S. operations obtain licenses and permits for natural gas storage facilities and pipelines.

Sempra LNG obtains licenses and permits for the operation and expansion of LNG facilities, and the import and export of LNG and natural gas.

We describe other regulatory matters in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

CALIFORNIA NATURAL GAS UTILITY OPERATIONS

SoCalGas and SDG&E sell, distribute and transport natural gas. SoCalGas purchases and stores natural gas for itself and SDG&E on a combined portfolio basis and provides natural gas storage services for others. The Sempra Utilities’ resource planning, natural gas procurement, contractual commitments, and related regulatory matters are discussed below. We also provide further discussion in the Annual Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 14 of the Notes to Consolidated Financial Statements.

Customers

For regulatory purposes, end-use customers are classified as either core or noncore customers. Core customers are primarily residential and small commercial and industrial customers. Noncore customers at SoCalGas consist primarily of electric generation, wholesale, large commercial, industrial, and enhanced oil recovery customers. Wholesale customers are primarily other investor-owned utilities (IOUs), including SDG&E, or municipally owned natural gas distribution systems. Noncore customers at SDG&E consist primarily of electric generation and large commercial and industrial customers.

Most core customers purchase natural gas directly from SoCalGas or SDG&E. While core customers are permitted to purchase directly from producers, marketers or brokers, the Sempra Utilities are obligated to provide reliable supplies of natural gas to serve the requirements of their core customers. Noncore customers are responsible for the procurement of their natural gas requirements.

In 2011, SoCalGas added 15,000 new natural gas customer meters at a growth rate of 0.3 percent; in 2010, it added 24,000 new meters at a growth rate of 0.4 percent. SDG&E’s active natural gas customer meters increased by approximately 5,000 and 4,300 in 2011 and 2010, respectively, representing increases of 0.6 percent and 0.5 percent, respectively. Based on forecasts of new housing starts, SoCalGas and SDG&E each expects that its new meter growth rates in 2012 will be slightly higher than those in 2011.

Natural Gas Procurement and Transportation

SoCalGas purchases natural gas under short-term and long-term contracts for the Sempra Utilities’ core customers. SoCalGas purchases natural gas from Canada, the U.S. Rockies and the southwestern U.S. to meet customer requirements and maintain pipeline reliability. It also purchases some California natural gas production and additional supplies delivered directly to California for its remaining requirements. Purchases of natural gas are primarily priced based on published monthly bid-week indices.

To ensure the delivery of the natural gas supplies to its distribution system and to meet the seasonal and annual needs of customers, SoCalGas has entered into firm interstate pipeline capacity contracts that require the payment of fixed reservation charges to reserve firm transportation rights. Pipeline companies, primarily El Paso Natural Gas Company, Transwestern Pipeline Company, Gas Transmission Northwest, Pacific Gas & Electric Company, and Kern River Gas Transmission Company, provide transportation services into SoCalGas’ intrastate transmission system for supplies purchased by SoCalGas or its transportation customers from outside of California. The FERC regulates the rates that interstate pipeline companies may charge for natural gas and transportation services.

SoCalGas has natural gas transportation contracts with various interstate pipelines. These contracts expire on various dates between 2012 and 2027.

Natural Gas Storage

SoCalGas provides natural gas storage services for core, noncore and non-end-use customers. The Sempra Utilities’ core customers are allocated a portion of SoCalGas’ storage capacity. SoCalGas offers the remaining storage capacity for sale to others through an open bid process. The storage service program provides opportunities for these customers to purchase and store natural gas when natural gas costs are low, usually during the summer, thereby reducing purchases when natural gas costs are expected to be higher. This program allows customers to better manage their natural gas procurement and transportation needs.

Demand for Natural Gas

Growth in the demand for natural gas largely depends on the health and expansion of the Southern California economy, prices of alternative energy products, environmental regulations, renewable energy, legislation, and the effectiveness of energy efficiency programs. External factors such as weather, the price of electricity, electric deregulation, the use of hydroelectric power, development of renewable energy resources, development of new natural gas supply sources, and general economic conditions can also result in significant shifts in market price, which may in turn impact demand.

The Sempra Utilities face competition in the residential and commercial customer markets based on customers’ preferences for natural gas compared with other energy products. In the noncore industrial market, some customers are capable of securing alternate fuel supplies from other suppliers which can affect the demand for natural gas. The Sempra Utilities’ ability to maintain their respective industrial market shares is largely dependent on the relative spread between delivered energy prices.

Natural gas demand for electric generation within Southern California competes with electric power generated throughout the western U.S. Natural gas transported for electric generating plant customers may be affected by the growth in renewable generation, the addition of more efficient gas technologies and to the extent that regulatory changes and electric transmission infrastructure investment divert electric generation from the Sempra Utilities’ respective service areas. The demand may also fluctuate due to volatility in the demand for electricity and the availability of competing supplies of electricity such as hydro-electric generation and other renewable energy sources. We provide additional information regarding the electric industry in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The natural gas distribution business is seasonal, and revenues generally are greater during the winter heating months. As is prevalent in the industry, SoCalGas injects natural gas into storage during the summer months (usually April through October) for withdrawal from storage during the winter months (usually November through March) when customer demand is higher.

ELECTRIC UTILITY OPERATIONS

SDG&E

Customers

SDG&E’s service area covers 4,100 square miles. At December 31, 2011, SDG&E had 1.4 million customer meters consisting of:

▪	1,238,900 residential

▪	147,700 commercial

▪	500 industrial

▪	2,100 street and highway lighting

▪	4,900 direct access

SDG&E’s active electric customer meters increased by approximately 8,000 and 7,000 in 2011 and 2010, respectively, representing increases of 0.6 percent and 0.5 percent, respectively. SDG&E expects the number of active meters to increase in 2012 by approximately 9,700, representing an increase of 0.7 percent.

Resource Planning and Power Procurement

SDG&E’s resource planning, power procurement and related regulatory matters are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Electric Resources

The supply of electric power available to SDG&E for resale is based on CPUC-approved purchased-power contracts currently in place with its various suppliers, its fully owned generating facilities, its 20-percent ownership interest in SONGS and purchases on a spot basis. This supply as of December 31, 2011 is as follows:

SDG&E ELECTRIC RESOURCES
Supplier	Source	Expiration date	Megawatts (MW)
PURCHASED-POWER CONTRACTS(1):
Department of Water Resources (DWR)-
allocated contracts:
Sunrise Power Co. LLC	Natural gas	2012	570
Other (2 contracts)	Wind	2013	104
Total			674
Other contracts with Qualifying Facilities (QFs)(2):
Applied Energy Inc.	Cogeneration	2019	114
Yuma Cogeneration	Cogeneration	2024	57
Goal Line Limited Partnership	Cogeneration	2025	50
Other (10 contracts)	Cogeneration	2012 and thereafter	37
Total			258
Other contracts with renewable sources:
NaturEner	Wind	2023 to 2024	210
Oasis Power Partners	Wind	2019	60
Kumeyaay	Wind	2025	50
Iberdrola Renewables	Wind	2018	25
WTE/FPL	Wind	2018	17
Covanta Delano	Biomass	2017	49
Blue Lake Power	Biomass	2020	11
Calpine Geysers	Geothermal	2014	25
Southern California Edison(3)	Various	2013	29
Silicon Valley Power	Geothermal	2012	40
Other (14 contracts)	Bio-gas/Hydro/Wind	2012 to 2031	53
Total			569
Other long-term and tolling contracts(4):
Otay Mesa Energy Center LLC	Natural gas	2019	603
Orange Grove Energy L.P.	Natural gas	2035	100
El Cajon Energy, LLC	Natural gas	2035	49
Portland General Electric Company (PGE)	Coal	2013	89
EnerNOC	Demand response/
	Distributed generation	2016	25
Total			866
Total contracted			2,367

GENERATION:
Palomar Energy Center	Natural gas		560
SONGS	Nuclear		430
Miramar I and II Energy Center	Natural gas		96
Desert Star Energy Center	Natural gas		495
Cuyamaca Peak Energy Plant(3)	Natural gas		42
Total generation			1,623
TOTAL CONTRACTED AND GENERATION			3,990
(1)			Contracts covering 2012 - 2035.
(2)
A QF is a generating facility which meets the requirements for QF status under the Public Utility Regulatory Policies Act of 1978. It includes cogeneration facilities, which produce electricity and another form of useful thermal energy (such as heat or steam) used for industrial, commercial, residential or institutional purposes. It also includes small power production facilities, which are generating facilities whose primary energy source is renewable (hydro, wind, solar, etc.), biomass, waste, or geothermal resources. Small power production facilities are generally limited in size to 80 MW.

(3)			Effective January 1, 2012.
(4)			Tolling contracts are purchased-power agreements under which we provide the fuel for generation to the energy supplier.

Under the contract with PGE, SDG&E pays a capacity charge plus a charge based on the amount of energy received and/or PGE’s non-fuel costs. Costs under most of the contracts with QFs are based on SDG&E’s avoided cost. Charges under the remaining contracts are for firm and as-available energy, and are based on the amount of energy received or are tolls based on available capacity. The prices under these contracts are based on the market value at the time the contracts were negotiated.

Natural Gas Supply

SDG&E buys natural gas under short-term contracts for its Palomar, Miramar, Desert Star and Cuyamaca Peak generating facilities and for the Otay Mesa Energy Center LLC, Orange Grove Energy L.P., and El Cajon Energy, LLC tolling contracts. Purchases are from various southwestern U.S. suppliers and are primarily priced based on published monthly bid-week indices. SDG&E’s natural gas is typically delivered from southern California border receipt points to the SoCal CityGate pool via backbone transmission system rights which expire on September 30, 2014.  The natural gas is then delivered from the SoCal CityGate pool to the generating facilities through SoCalGas’ pipelines in accordance with a transportation agreement that expires on May 31, 2012. SDG&E has also contracted with SoCalGas for natural gas storage from April 1, 2011 to March 31, 2012.

SDG&E also buys natural gas as the California DWR’s limited agent for the DWR-allocated contracts. Most of the natural gas deliveries for the DWR-allocated contracts are transported through the Kern River Gas Transmission Pipeline under a long-term transportation agreement. The DWR is financially responsible for the costs of gas and transportation.

SONGS

SDG&E has a 20-percent ownership interest in SONGS, which is located south of San Clemente, California. SONGS consists of two operating nuclear generating units. The city of Riverside owns 1.79 percent and Southern California Edison Company (Edison), the operator of SONGS, owns the remaining interest.

The two units began commercial operation in August 1983 and April 1984, respectively. SDG&E’s share of the capacity from the two units is 430 MW.

A third unit was removed from service in November 1992. Decommissioning of that unit is largely complete, with the remaining work to be done in the future when the remaining two units are decommissioned. Its spent nuclear fuel is being stored on site in an independent spent fuel storage installation (ISFSI) licensed by the NRC.

SDG&E has fully recovered the capital invested through December 31, 2003 in SONGS and earns a return only on subsequent capital additions, including SDG&E’s share of costs associated with the steam generator replacement project, completed in 2011.

We provide additional information concerning the SONGS units and nuclear decommissioning below in “Environmental Matters” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 6, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Nuclear Fuel Supply

The nuclear fuel supply cycle includes materials and services performed by others under various contracts that extend through 2020. Fuel supply contracts are index-priced and provide nuclear fuel through 2022, the expiration of SONGS’ NRC license.

Spent fuel from SONGS is being stored on site in both the ISFSI and spent fuel pools. With the completion of the current phase of decommissioning, the site has adequate space to build ISFSI storage capacity through 2022. Pursuant to the Nuclear Waste Policy Act of 1982, SDG&E entered into a contract with the U.S. Department of Energy (DOE) for spent-fuel disposal. Under the agreement, the DOE is responsible for the ultimate disposal of spent fuel from SONGS. SDG&E pays the DOE a disposal fee of $1.00 per megawatt-hour of net nuclear generation, or $3 million per year. It is uncertain when the DOE will begin accepting spent fuel from any nuclear generation facility.

We provide additional information concerning nuclear fuel costs and the storage and movement of spent fuel in Notes 6 and 15, respectively, of the Notes to Consolidated Financial Statements in the Annual Report.

Power Pool

SDG&E is a participant in the Western Systems Power Pool, which includes an electric-power and transmission-rate agreement with utilities and power agencies located throughout the United States and Canada. More than 300 investor-owned and municipal utilities, state and federal power agencies, energy brokers and power marketers share power and information in order to increase efficiency and competition in the bulk power market. Participants are able to make power transactions on standardized terms, including market-based rates, preapproved by the FERC.

Transmission Arrangements

SDG&E’s 500-kilovolt (kV) Southwest Powerlink transmission line, which is shared with Arizona Public Service Company and Imperial Irrigation District, extends from Palo Verde, Arizona to San Diego, California. SDG&E’s share of the line is 1,162 MW, although it can be less under certain system conditions.

Mexico’s Baja California system is connected to SDG&E’s system via two 230-kV interconnections with combined capacity of 408 MW in the north to south direction and 800 MW in the south to north direction, although it can be less under certain system conditions.

Edison’s transmission is connected to SDG&E’s system at SONGS via five 230-kV interconnections with firm capacity of 2,500 MW, although it can be less under certain system conditions.

SDG&E’s Sunrise Powerlink, a 117-mile, 500-kV transmission line project that is designed to deliver up to 1,000 MW of energy from the Imperial Valley to the San Diego region, received approval from the CPUC in December 2008, the Bureau of Land Management in January 2009 and the U.S. Forest Service in July 2010. SDG&E commenced construction in the fall of 2010 and expects the line to be in commercial operation in the second half of 2012. We provide further discussion in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Transmission Access

The National Energy Policy Act governs procedures for requests for transmission service. The FERC approved the California IOUs transfer of operation and control of their transmission facilities to the Independent System Operator in 1998. We provide additional information regarding transmission issues in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Chilquinta Energía

Customers

Chilquinta Energía is an electric distribution utility serving approximately 600,000 customers in the cities of Valparaiso and Viña del Mar in central Chile, with a main service area covering 4,400 square miles. At December 31, 2011, its customers consisted of:

▪	563,400 residential

▪	35,400 commercial

▪	1,400 industrial

▪	4,800 street and highway lighting

▪	4,400 agricultural

In Chile, customers are also classified as regulated and non-regulated customers depending on consumption. Regulated customers are those whose consumption is less than 500 kW. Non-regulated customers are those whose consumption is greater than 2,000 kW. Customers with consumption between 500 kW and 2,000 kW may choose to be classified as regulated or non-regulated. Non-regulated customers can buy power from other sources, such as directly from the generator.

In 2011, Chilquinta Energía added 16,000 new customers at a growth rate of three percent. Chilquinta Energía expects that its customer growth rate in 2012 will be comparable to that in 2011.

Electric Resources

The supply of electric power available to Chilquinta Energía comes from power purchase contracts currently in place with its various suppliers and its generating facilities. This supply as of December 31, 2011 is as follows:

CHILQUINTA ENERGÍA ELECTRIC RESOURCES
Supplier	Source(2)	Expiration date	Megawatts (MW)
PURCHASED-POWER CONTRACTS(1):
Endesa	Thermal	2020 to 2024	31
Gener	Thermal	2023 to 2024	121
Tecnored	Thermal	2012 to 2013	4
Total			156

Endesa	Hydro	2020 to 2024	169
Gener	Hydro	2023 to 2024	56
Total			225

Endesa	Wind	2020 to 2024	3
Total contracted			384

GENERATION:
Small generation plants(3)	Thermal		8
TOTAL CONTRACTED AND GENERATION			392
(1)	Contracts covering 2012 - 2024.
(2)	Contracts with fuel sources that include natural gas, coal or diesel are collectively referred to as thermal.
(3)
Chilquinta Energía has a long-term contract with Compañía de Petróleos de Chile Copec S.A. that supplies diesel fuel to five small generation plants using trucks from different stations throughout the region.

Power Generation System

The Centers for Economic Load Dispatch (Centros de Despacho Económico de Carga, or CDEC) are private organizations in charge of coordinating the operation of the electricity system.  Each interconnected system is subject to its own CDEC, hence there is a CDEC-SIC (Sistema Interconectado Central, Central Interconnected System) and CDEC-SING (Sistema Interconectado del Norte Grande, Northern Interconnected System) for the central and the northern interconnected system, respectively.  Chilquinta Energía operates within CDEC-SIC.

Transmission System and Access

Chile’s transmission system is divided into two parts, main transmission (sistema de transmisión troncal) and the sub-transmission (sistema de subtransmisión). In Chile, main transmission lines must be greater than or equal to 220 kV. Chilquinta Energía uses the company Transelec for all of its main transmission. In general, sub-transmission systems operate at voltage levels greater than 23 kV and lower than or equal to 110 kV. Sub-transmission systems, including those owned by Chilquinta Energía, are comprised of infrastructure that is interconnected to the electricity system and geared exclusively toward supplying non-regulated or regulated end-users located in the distribution service area.

Luz del Sur

Customers

Luz del Sur is an electric distribution utility serving approximately 900,000 customers in the southern zone of metropolitan Lima, Peru, with a main service area covering 1,160 square miles. At December 31, 2011, its customers consisted of:

▪	859,900 residential

▪	56,200 commercial

▪	3,500 industrial

▪	4,800 street and highway lighting

▪	1,200 agricultural

In Peru, customers are also classified as regulated and non-regulated customers depending on consumption. Regulated customers are those whose consumption is less than 200 kW and their energy supply is considered public service. Customers with consumption between 200 kW and 2,500 kW may choose to be classified as regulated or non-regulated.

In 2011, Luz del Sur added 35,000 new customers at a growth rate of four percent. Luz del Sur expects that its customer growth rate in 2012 will be comparable to that in 2011.

Electric Resources

The supply of electric power available to Luz del Sur comes from power purchase contracts currently in place with various suppliers, as well as purchases made on a spot basis. This supply as of December 31, 2011 is as follows:

LUZ DEL SUR ELECTRIC RESOURCES
Supplier	Source(2)	Expiration date	Megawatts (MW)
PURCHASED-POWER CONTRACTS(1):
Bilateral contracts:
SN Power (ex Electroandes)	Hydro	2012	60
Celepsa	Hydro	2013	70
Eepsa S.A.	Thermal	2013	20
Edegel S.A.A.	Hydro/Thermal	2013	52
Chinango S.A.C.	Hydro	2013	3
Electroperú S.A.	Hydro/Thermal	2012	50
Egasa	Hydro/Thermal	2012	50
Total			305
Auction contracts:
Edegel S.A.A.	Hydro/Thermal	2012 to 2013	166
EnerSur S.A.	Hydro/Thermal	2012	226
Kallpa Generación S.A.	Thermal	2013	81
Chinango S.A.C.	Hydro	2013	12
Termoselva S.R.L.	Thermal	2013	54
DE-Egenor S. en C. por A.	Hydro/Thermal	2013	10
Eepsa S.A.	Thermal	2013	7
Total			556
TOTAL CONTRACTED			861
(1)			Contracts covering 2012 - 2013.
(2)			Contracts with fuel sources that include natural gas, coal or diesel are collectively referred to as thermal.

Power Generation System

The Sistema Eléctrico Interconectado Nacional (SEIN) is the Peruvian national interconnected system.  Peru also has several isolated regional and smaller systems that provide electricity to specific areas. The OSINERGMIN is an autonomous public regulatory entity that controls and enforces compliance with legal and technical regulations related to electrical activities, sets tariffs and supervises the bidding processes required by distribution companies to purchase energy from generators.

The Committee of Economic Operation of the System (Comité de Operación Económica del Sistema Interconectado Nacional, or COES) coordinates the operation and dispatch of electricity of the SEIN, and manages the short-term market. The COES oversees generation, transmission and distribution companies, as well unregulated customers with a demand higher than 200 kW.

Transmission System and Access

Transmission lines in Peru are divided into principal and secondary systems. The principal system lines are accessible by all generators and allow the flow of energy through the national grid. The secondary system lines connect principal transmission with the network of distribution companies or connect directly to certain final customers. The transmission company receives tariff revenues and collects tolls based on a charge per unit of electricity.

RATES AND REGULATION – UTILITIES

We provide information concerning rates and regulation applicable to the Sempra Utilities and Sempra Pipelines & Storage’s utilities in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA GLOBAL

Sempra Global is a holding company for most of our subsidiaries that are not subject to California utility regulation. Sempra Global includes Sempra Generation, Sempra Pipelines & Storage and Sempra LNG. In addition to the discussion of Sempra Pipelines and Storage’s South American utilities above, we provide descriptions of these business units and information concerning their operations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 1, 3, 4, 15, and 16 of the Notes to Consolidated Financial Statements in the Annual Report.

Competition

Sempra Energy’s non-utility businesses are among many others in the energy industry providing similar products and services. They are engaged in highly competitive activities that require significant capital investments and highly skilled and experienced personnel. Many of their competitors may have significantly greater financial, personnel and other resources than Sempra Global.

Sempra Generation

For sales of non-contracted power, Sempra Generation is subject to competition from energy marketers, utilities, industrial companies and other independent power producers. For a number of years, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While natural gas-fired facilities will continue to be an important part of the nation’s generation portfolio, some regulated utilities are now constructing units powered by renewable resources, often with subsidies or under legislative mandate. These utilities may have a lower cost of capital than most independent power producers and often are able to recover fixed costs through rate base mechanisms. This recovery allows them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

When Sempra Generation sells power not subject to long-term contract commitments, it is exposed to market fluctuations in prices based on a number of factors, including the amount of capacity available to meet demand, the price and availability of fuel, and the presence of transmission constraints. Additionally, generation from Sempra Generation’s renewable energy assets is exposed to fluctuations in naturally occurring conditions such as wind, weather and hours of sunlight. Some of Sempra Generation’s competitors, such as electric utilities and generation companies, have their own generation capacity, including natural gas, coal and nuclear generation.  These companies, generally larger than Sempra Generation, may have a lower cost of capital and may have competitive advantages as a result of their scale and the location of their generation facilities.

Sempra Generation’s competitors include

▪ Calpine	▪ GenOn Energy
▪ Dynegy	▪ NextEra Energy Resources
▪ Edison Mission Energy	▪ NRG Energy

Sempra Pipelines & Storage

Within its market area, Sempra Pipelines & Storage’s natural gas storage facilities and pipelines compete with other regulated and unregulated storage facilities and pipelines. It competes primarily on the basis of price (in terms of storage and transportation fees), available capacity, and connections to downstream markets.

Sempra Pipelines & Storage’s competitors include

▪ AES Corporation ▪ Boardwalk Pipeline Partners ▪ Duke Energy ▪ El Paso ▪ Endesa ▪ Energy Transfer Partners ▪ Enterprise Product Partners ▪ Iberdrola Renewables (Enstor)	▪ Iberdrola ▪ Kinder Morgan ▪ Plains All-American ▪ Spectra Energy ▪ TransCanada ▪ The Williams Companies ▪ Various independent midstream asset developers

Sempra LNG

New supplies to meet North America’s natural gas demand may be developed from a combination of the following sources:

▪	existing producing basins in the United States, Canada and Mexico;

▪	frontier basins in Alaska, Canada, and offshore North America;

▪	areas currently restricted from exploration and development due to public policies, such as areas in the Rocky Mountains and offshore Atlantic, Pacific and Gulf of Mexico coasts;

▪	previously inaccessible or uneconomic natural gas reserves through hydraulic fracturing (natural gas recovery from shale formations) and other new exploration, drilling and production techniques;

▪	LNG imported into LNG terminals in operation or under development in the United States, Canada and Mexico; and

▪	biogas recovery from landfills and livestock operations.

In addition, the demand for energy currently met by natural gas could be met by other energy forms such as coal, hydroelectric, oil, wind, solar, geothermal, biomass and nuclear energy. Sempra LNG will, therefore, face competition from companies that supply each of these energy sources.

Sempra LNG currently competes with other companies that operate LNG receiving terminals and purchase and sell LNG. As of December 31, 2011, there were 14 existing and operating LNG receipt terminals in North America. There is one additional LNG receipt terminal currently under construction in North America. Worldwide, there are 87 existing and operating LNG receipt terminals in 25 countries. There are also other proposed LNG receipt terminals worldwide with which, if developed, Sempra LNG would compete to be the most economical delivery point for LNG supply of both long-term contracted and spot volumes.

Sempra LNG’s major domestic and international competitors include the following companies and their related LNG affiliates:

▪ BG	▪ Excelerate Energy
▪ BP	▪ Gas Natural Fenosa
▪ Cheniere Energy	▪ GDF Suez
▪ Chevron	▪ OAO Gazprom
▪ ConocoPhillips	▪ Repsol
▪ Dominion Resources	▪ Royal Dutch Shell
▪ El Paso	▪ Southern Union
▪ Eni	▪ Statoil

ENVIRONMENTAL MATTERS

We discuss environmental issues affecting us in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report. You should read the following additional information in conjunction with those discussions.

Hazardous Substances

In 1994, the CPUC approved the Hazardous Waste Collaborative mechanism, allowing California’s IOUs to recover hazardous waste cleanup costs for certain sites, including those related to certain Superfund sites. This mechanism permits the Sempra Utilities to recover in rates 90 percent of hazardous waste cleanup costs and related third-party litigation costs, and 70 percent of the related insurance-litigation expenses. In addition, the Sempra Utilities have the opportunity to retain a percentage of any recoveries from insurance carriers and other third parties to offset the cleanup and associated litigation costs not recovered in rates.

At December 31, 2011, we had accrued estimated remaining investigation and remediation liabilities of $0.6 million at SDG&E and $23.4 million at SoCalGas, both related to hazardous waste sites for which the Hazardous Waste Collaborative mechanism authorizes us to recover 90 percent of the costs. The accruals include costs for numerous locations, most of which had been manufactured-gas plants. This estimated cost excludes remediation costs of $1 million associated with SDG&E’s former fossil-fuel power plants and other locations for which the cleanup costs are not being recovered in rates. We believe that any costs not ultimately recovered through rates, insurance or other means will not have a material adverse effect on the consolidated results of operations, cash flows or financial condition of Sempra Energy, SDG&E or SoCalGas.

We record estimated liabilities for environmental remediation when amounts are probable and estimable. In addition, we record amounts authorized to be recovered in rates under the Hazardous Waste Collaborative mechanism as regulatory assets.

Air and Water Quality

The electric and natural gas industries are subject to increasingly stringent air-quality and greenhouse gas standards, such as those established by the United States Environmental Protection Agency (EPA) and the CARB. We discuss these standards in “Government Regulation – California Utility Regulation” above. The Sempra Utilities generally recover in rates the costs to comply with these standards.

In connection with the issuance of operating permits, SDG&E and the other owners of SONGS have an agreement with the California Coastal Commission to mitigate environmental impacts to the marine environment attributed to the cooling-water discharge from SONGS. SDG&E’s share of the mitigation costs is estimated to be $55 million, of which $38 million had been incurred through December 31, 2011, and $17 million is accrued for the remaining costs through 2050. In 2008, an artificial kelp reef project was completed. The remaining costs are to complete a wetlands project and maintain both projects through 2050.

   EXECUTIVE OFFICERS OF THE REGISTRANTS

   Sempra Energy

Name	Age(1)	Position(1)
Donald E. Felsinger	64	Executive Chairman
Debra L. Reed	55	Chief Executive Officer
Mark A. Snell	55	President
Javade Chaudhri	59	Executive Vice President and General Counsel
Joseph A. Householder	56	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
G. Joyce Rowland	57	Senior Vice President – Human Resources, Diversity and Inclusion
(1) Ages and positions are as of February 28, 2012.

Each executive officer has been an officer of Sempra Energy or its subsidiaries for more than the last five years.

SDG&E and SoCalGas

Name	Age(1)	Position(1)
SAN DIEGO GAS & ELECTRIC COMPANY
Jessie J. Knight, Jr.	61	Chairman and Chief Executive Officer
Michael R. Niggli	62	President and Chief Operating Officer
James P. Avery	55	Senior Vice President – Power Supply
J. Chris Baker	52	Senior Vice President – Support Services and Chief Information Officer
Lee Schavrien	57	Senior Vice President – Finance, Regulatory and Legislative Affairs
W. Davis Smith	62	Senior Vice President and General Counsel
Robert M. Schlax	56	Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and Treasurer

SOUTHERN CALIFORNIA GAS COMPANY
Michael W. Allman	51	Chairman, President and Chief Executive Officer
Anne S. Smith	58	Chief Operating Officer
J. Chris Baker	52	Senior Vice President – Support Services and Chief Information Officer
Erbin B. Keith	51	Senior Vice President – External Affairs and General Counsel
Lee Schavrien	57	Senior Vice President – Finance, Regulatory and Legislative Affairs
Robert M. Schlax	56	Vice President, Controller, Chief Financial Officer, Chief Accounting Officer and Treasurer
(1) Ages and positions are as of February 28, 2012.

Each executive officer of SDG&E and SoCalGas has been an officer or employee of Sempra Energy or its subsidiaries for more than the last five years.

OTHER MATTERS

Employees of Registrants

As of December 31, each company had the following number of employees:

	December 31,
	2011	2010
Sempra Energy Consolidated	17,483	13,504
SDG&E	5,008	4,970
SoCalGas	7,370	7,067

Labor Relations

SoCalGas

Field, technical and most clerical employees at SoCalGas are represented by the Utility Workers Union of America or the International Chemical Workers Union Council (collectively “Union”) under a single collective bargaining agreement. The collective bargaining agreement for these employees covering wages, hours, working conditions, and medical and other benefit plans expired on October 14, 2011, with SoCalGas and the Union agreeing to continue operating under the terms and conditions of the expired contract while negotiating a new agreement. A tentative agreement was reached between SoCalGas and Union leadership on January 29, 2012, which is subject to ratification by the membership of the Union. SoCalGas anticipates this ratification may occur either late first or early second quarter of 2012.

SDG&E

Field employees and some clerical and technical employees at SDG&E are represented by the International Brotherhood of Electrical Workers. Provisions of the collective bargaining agreement for these employees covering wages are in effect through August 31, 2014 and through August 31, 2015, for hours and working conditions. For these same employees, the agreement covering pension and savings plan benefits is in effect through December 4, 2012, and the agreement covering health and welfare benefits is in effect through December 31, 2013.

Luz del Sur

Field, technical and administrative employees at Luz del Sur representing 39 percent of the total workforce are represented by the Unified Trade Union of Electricity Workers of Lima and Callao, and the Trade Union of Employees of Electrolima. The collective bargaining agreement covering these employees is also extended to 118 nonrepresented employees. It covers wages, working conditions, and medical and other benefit plans and is in effect through December 31, 2012.

Chilquinta Energía

Field, technical and administrative employees at Chilquinta Energía and its subsidiaries are represented by Labor Union Number 1 Chilquinta Energía, Litoral Labor Union, and Tecnored Labor Union Number 1. The collective bargaining agreements for employees represented by these unions cover wages, hours, working conditions and medical and other benefit plans and are in effect through various dates in 2013.

Professional employees at Chilquinta Energía are represented by Group of University Graduates of Chilquinta Energía. The collective bargaining agreement for these employees covers wages, hours, working conditions and medical and other benefit plans and is in effect through August 31, 2013.

ITEM 1A.  RISK FACTORS

When evaluating our company and its subsidiaries, you should consider carefully the following risk factors and all other information contained in this report. These risk factors could affect our actual results and cause such results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. Other risks and uncertainties, in addition to those that are described below, may also materially impair our business operations. If any of the following occurs, our business, cash flows, results of operations and financial condition could be materially harmed. In addition, the trading price of our securities could substantially decline due to the occurrence of any of these risks. These risk factors should be read in conjunction with the other detailed information concerning our company set forth in the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Sempra Energy’s cash flows, ability to pay dividends and ability to meet its debt obligations largely depend on the performance of its subsidiaries.

Sempra Energy’s ability to pay dividends and meet its debt obligations depends almost entirely on cash flows from its subsidiaries and, in the short term, its ability to raise capital from external sources. In the long term, cash flows from the subsidiaries depend on their ability to generate operating cash flows in excess of their own capital expenditures and long-term debt obligations. In addition, the subsidiaries are separate and distinct legal entities and could be precluded from making such distributions under certain circumstances, including, without limitation, as a result of legislation, regulation, court order, contractual restrictions or in times of financial distress.

Our businesses may be materially adversely affected by conditions in the financial markets and economic conditions generally.

Our businesses are capital intensive and we rely significantly on long-term debt to fund a portion of our capital expenditures and refund outstanding debt, and on short-term borrowings to fund a portion of day-to-day business operations.

The credit markets and financial services industry have experienced a period of extreme world-wide turmoil characterized by the bankruptcy, failure, collapse or sale of many financial institutions and by extraordinary levels of government intervention and proposals for further intervention and additional regulation.

Limitations on the availability of credit and increases in interest rates or credit spreads may materially adversely affect our liquidity, results of operations and financial condition, as well as our ability to meet contractual and other commitments. In difficult credit markets, we may find it necessary to fund our operations and capital expenditures at a higher cost or we may be unable to raise as much funding as we need to support business activities. This could cause us to reduce capital expenditures and could increase our cost of funding, both of which could significantly reduce our short-term and long-term profitability.

The availability and cost of credit for our businesses may be greatly affected by credit ratings. If the credit ratings of SoCalGas or SDG&E were to be reduced, their businesses could be materially adversely affected and any reduction in Sempra Energy’s ratings could materially adversely affect Sempra Energy and its non-utility subsidiaries.

Risks Related to All Sempra Energy Subsidiaries

Our businesses are subject to complex government regulations and may be materially adversely affected by changes in these regulations or in their interpretation or implementation.

In recent years, the regulatory environment that applies to the electric power and natural gas industries has undergone significant changes, on both federal and state levels. These changes have affected the nature of these industries and the manner in which their participants conduct their businesses. These changes are ongoing, and we cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on our businesses. Moreover, existing regulations, laws and tariffs may be revised or reinterpreted, and new regulations, laws and tariffs may be adopted or become applicable to us and our facilities. Special tariffs may also be imposed on components used in our businesses that could increase costs if applicable. Our businesses are subject to increasingly complex accounting and tax requirements, and the regulations, laws and tariffs that affect us may change in response to economic or political conditions. Compliance with these requirements could increase our operating costs, and new tax legislation, regulations or other interpretations could materially affect our tax expense. Changes in regulations, laws and tariffs and changes in the way regulations, laws and tariffs are implemented and interpreted may have a material adverse effect on our businesses, cash flows, financial condition and results of operations.

Our operations are subject to rules relating to transactions among the Sempra Utilities and other Sempra Energy operations. These rules are commonly referred to as the Affiliate Transaction Rules. These businesses could be materially adversely affected by changes in these rules or by additional CPUC or FERC rules that further restrict our ability to sell electricity or natural gas, or to trade with the Sempra Utilities and with each other. Affiliate Transaction Rules also could require us to obtain prior approval from the CPUC before entering into any such transactions with the Sempra Utilities. Any such restrictions or approval requirements could materially adversely affect the LNG terminals, natural gas pipelines, electric generation facilities, or other operations of our subsidiaries, which could have a material adverse effect on our cash flows, financial condition and results of operations.

Our businesses require numerous permits and other governmental approvals from various federal, state, local and foreign governmental agencies; any failure to obtain or maintain required permits or approvals could cause our sales to materially decline and/or our costs to materially increase, and otherwise materially adversely affect our businesses, cash flows, financial condition and results of operations.

All of our existing and planned development projects require multiple approvals. The acquisition, ownership and operation of LNG terminals, natural gas pipelines and storage facilities, and electric generation and transmission facilities require numerous permits, licenses, certificates and other approvals from federal, state, local and foreign governmental agencies. Once received, approvals may be subject to litigation, and projects may be delayed or approvals reversed in litigation. In addition, permits, licenses, certificates, and other approvals may be modified or rescinded by one or more of the governmental agencies and authorities that oversee our businesses. If there is a delay in obtaining any required regulatory approvals or if we fail to obtain or maintain any required approvals or to comply with any applicable laws or regulations, we may not be able to construct or operate our facilities, or we may be forced to incur additional costs. Any such delay or failure to obtain or maintain the necessary permits, licenses, certificates and other approvals could cause our sales to materially decline, and/or our costs to increase, and otherwise materially adversely affect our businesses.

Our businesses have significant environmental compliance costs, and future environmental compliance costs could have a material adverse effect on our businesses, cash flows, financial condition and results of operations.

We are subject to extensive federal, state, local and foreign statutes, rules and regulations relating to environmental protection, including, in particular, climate change and GHG emissions. We are required to obtain numerous governmental permits, licenses, certificates and other approvals to construct and operate our businesses. Additionally, to comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment, mitigation costs and emissions fees. In addition, we are generally responsible for all on-site liabilities associated with the environmental condition of our electric generation facilities and other energy projects, regardless of when the liabilities arose and whether they are known or unknown. If we fail to comply with applicable environmental laws, we may be subject to substantial penalties and fines and/or significant curtailments of our operations, which could materially adversely affect our businesses, cash flows, financial condition and results of operations.

The scope and effect of new environmental laws and regulations, including their effects on our current operations and future expansions, are difficult to predict. Increasing international, national, regional and state-level concerns as well as new or proposed legislation and regulation may have substantial negative effects on our operations, operating costs, and the scope and economics of proposed expansion. In particular, state-level laws and regulations, as well as proposed national and international legislation and regulation relating to the control and reduction of GHG emissions (including carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride), may materially limit or otherwise materially adversely affect our operations. The implementation of recent and proposed California and federal legislation and regulation may materially adversely affect our unregulated businesses by imposing, among other things, additional costs associated with emission limits, controls and the possible requirement of carbon taxes or the purchase of emissions credits. Similarly, the Sempra Utilities may be materially adversely affected if costs are not recoverable in rates. The effects of existing and proposed greenhouse gas emission reduction standards may cause rates to increase to levels that substantially reduce customer demand and growth. SDG&E may also be subject to significant penalties and fines if certain mandated renewable energy goals are not met.

In addition, existing and future laws and regulation on mercury, nitrogen and sulfur oxides, particulates, or other emissions could result in requirements for additional pollution control equipment or emission fees and taxes that could materially adversely affect our businesses and profitability. Moreover, existing rules and regulations may be interpreted or revised in ways that may materially adversely affect our facilities, operations and profitability.

We provide further discussion of these matters in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural disasters, catastrophic accidents or acts of terrorism could materially adversely affect our businesses, financial condition, results of operations and cash flows.

Like other major industrial facilities, ours may be damaged by natural disasters, catastrophic accidents, or acts of terrorism. Such facilities include

▪ power generation plants	▪ chartered LNG tankers
▪ electric transmission and distribution	▪ natural gas pipelines and storage
▪ LNG terminals and storage	▪ nuclear waste storage facilities
Such incidents could result in severe business disruptions, significant decreases in revenues, and/or significant additional costs to us. Any such incident could have a material adverse effect on our financial condition, results of operations and cash flows.

Depending on the nature and location of the facilities affected, any such incident also could cause catastrophic fires, leaks, radioactive releases, explosions, spills or other significant damage to natural resources or property belonging to third parties, or cause personal injuries or fatalities. Any of these consequences could lead to significant claims against us. Insurance coverage may significantly increase in cost or become unavailable for certain of these risks, and any insurance proceeds we receive may be insufficient to cover our losses or liabilities, which could materially adversely affect our businesses, financial condition, results of operations and cash flows.

Our future results of operations, financial condition, and cash flows may be materially adversely affected by the outcome of pending litigation against us.

Sempra Energy and its subsidiaries are defendants in numerous lawsuits. We have spent, and continue to spend, substantial amounts of money and time defending these lawsuits, and in related investigations and regulatory proceedings. In particular, SDG&E is subject to numerous lawsuits arising out of San Diego County wildfires in 2007. We discuss this and other litigation in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. The uncertainties inherent in legal proceedings make it difficult to estimate with any degree of certainty the costs and effects of resolving these matters. In addition, California juries have demonstrated a willingness to grant large awards, including punitive damages, in personal injury, product liability, property damage and other claims. Accordingly, actual costs incurred may differ materially from insured or reserved amounts and may not be recoverable in whole or in part from our customers, which in each case could materially adversely affect our business, cash flows, results of operations and financial condition.

We discuss these proceedings in Note 15 of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

New business technologies present a risk for attacks on our information systems and the integrity of our energy grid.

Cybersecurity and the protection of our operations and activities are a priority at Sempra Energy, SDG&E and SoCalGas. The most significant cybersecurity risks to our businesses reside within the operations of our utilities. In addition to general information and cyber risks that all Fortune 500 corporations face (e.g. malware, malicious intent by insiders and inadvertent disclosure of sensitive information), the utility industry faces new cybersecurity risks associated with automated metering (virtually all of our SDG&E customers have such metering) and with Smart Grid infrastructure. Deployment of these new business technologies represents a new and large-scale opportunity for attacks on the utilities’ information systems and, more importantly, on the integrity of the energy grid. While addressing these risks is the subject of significant ongoing activities across Sempra Energy’s businesses, we cannot ensure that a successful attack will not occur. Such an attack to our information systems, the integrity of the energy grid, or one of our facilities could have a material adverse effect on our businesses, cash flows, financial condition, and results of operations.

Risks Related to the Sempra Utilities

The Sempra Utilities are subject to extensive regulation by state, federal and local legislative and regulatory authorities, which may materially adversely affect the operations, performance and growth of their businesses.

The CPUC regulates the Sempra Utilities’ rates, except SDG&E’s electric transmission rates which are regulated by the FERC. The CPUC also regulates the Sempra Utilities’:

▪ conditions of service	▪ rates of depreciation
▪ capital structure	▪ long-term resource procurement
▪ rates of return	▪ sales of securities
The CPUC conducts various reviews and audits of utility performance, compliance with CPUC regulations and standards, affiliate relationships and other matters. These reviews and audits may result in disallowances, fines and penalties that could materially adversely affect results of operations and cash flows. SoCalGas and SDG&E may be subject to penalties or fines related to their operation of natural gas pipelines under new regulations concerning natural gas pipeline safety, which could have a material adverse effect on their results of operations, financial condition and cash flows. We discuss various CPUC proceedings relating to the Sempra Utilities’ rates, costs, incentive mechanisms, and performance-based regulation in Note 14 of the Notes to Consolidated Financial Statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

The Sempra Utilities may spend significant amounts of money related to a major capital project prior to receiving regulatory approval. If the project does not receive regulatory approval, if the regulatory approval is conditioned on major changes, or if management decides not to proceed with the project, they may be unable to recover all amounts spent for that project, which could materially adversely affect their businesses, financial condition, results of operations and cash flows.

The CPUC periodically approves the Sempra Utilities’ rates based on authorized capital expenditures, operating costs and an authorized rate of return on investment. If actual capital expenditures and operating costs were to exceed the amount approved by the CPUC, results of operations and cash flows could be materially adversely affected. Changes in interest rates may trigger mechanisms which determine the Sempra Utilities’ authorized rates of return, changes in which could materially adversely affect results of operations and cash flows, as we discuss under “Cost of Capital” in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The CPUC applies performance-based measures and incentive mechanisms to all California utilities. Under these, earnings potential above authorized base margins is tied to achieving or exceeding specific performance and operating goals, rather than relying solely on expanding utility plant (rate base) to increase earnings. At the Sempra Utilities, the areas that are eligible for incentives are operational activities such as employee safety, energy efficiency programs and, at SoCalGas, natural gas procurement and unbundled natural gas storage and system operator hub services. Although the Sempra Utilities have received incentive awards in the past, there can be no assurance that they will receive awards in the future, or that any future awards earned would be in amounts comparable to prior periods. Additionally, if the Sempra Utilities fail to achieve certain minimum performance levels established under such mechanisms, they may be assessed financial disallowances, penalties and fines which could have a material negative effect on their results of operations, financial condition and cash flows.

The FERC regulates electric transmission rates, the transmission and wholesale sales of electricity in interstate commerce, transmission access, the rates of return on transmission investments, and other similar matters involving SDG&E.

The Sempra Utilities may be materially adversely affected by new regulations, decisions, orders or interpretations of the CPUC, the FERC or other regulatory bodies. New legislation, regulations, decisions, orders or interpretations could change how they operate, could affect their ability to recover various costs through rates or adjustment mechanisms, or could require them to incur substantial additional expenses.

The construction and expansion of the Sempra Utilities’ natural gas pipelines, SoCalGas’ storage facilities, and SDG&E’s electric transmission and distribution facilities require numerous permits, licenses and other approvals from federal, state and local governmental agencies. If there are delays in obtaining these approvals, or failure to obtain or maintain these approvals, or to comply with applicable laws or regulations, the Sempra Utilities’ business, cash flows, results of operations and financial condition could be materially adversely affected. Coordinating these projects so that they are on time and within budget requires superior execution from our employees and contractors, cooperation of third parties and the absence of litigation and regulatory delay. In the event that one or more of these major projects is delayed or experiences significant cost overruns, this could have a material adverse effect on the Sempra Utilities’ businesses, financial condition, results of operations and cash flows.

Recovery of 2007 Wildfire Litigation Costs

SDG&E is subject to numerous lawsuits arising out of the San Diego County wildfires in 2007. It expects that substantially all reasonably incurred costs of resolving 2007 wildfire claims that exceed its liability insurance coverage and any amounts recovered from other potentially responsible parties will be recovered from utility customers. At December 31, 2011, SDG&E’s Consolidated Balance Sheet includes a regulatory asset of $594 million associated with these costs. However, recovery from customers will require future regulatory actions, and a failure to obtain all or a significant portion of the expected recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s cash flows, financial condition and results of operations. In addition, SDG&E’s cash flows may be materially adversely affected due to the timing differences between resolution of claims and the recoveries from other potentially responsible parties and utility customers, which may extend over a number of years.

SDG&E may incur substantial costs and liabilities as a result of its ownership of nuclear facilities.

SDG&E has a 20-percent ownership interest in SONGS, a 2,150-MW nuclear generating facility near San Clemente, California, operated by Southern California Edison Company. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. SDG&E’s ownership interest in SONGS subjects it to the risks of nuclear generation, which include

▪
the potential that a natural disaster such as an earthquake or tsunami could cause a catastrophic failure of the safety systems in place that are designed to prevent the release of radioactive material. If such a failure were to occur, a substantial amount of radiation could be released and cause catastrophic harm to human health and the environment;

▪	the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

▪	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations;

▪	uncertainties with respect to the technological and financial aspects of equipment maintenance, and the decommissioning of nuclear plants; and

▪	a substantial increase in oversight and new and more onerous regulations due to the nuclear disaster at Japan’s Fukushima Daiichi plant in early 2011.

The occurrence of any of these events could have a material adverse effect on SDG&E’s and Sempra Energy’s businesses, cash flows, financial condition and results of operations.

Risks Related to our Generation, LNG, Pipelines & Storage and Other Businesses

Our businesses are exposed to market risks, including fluctuations in commodity prices, and our financial condition, results of operations, cash flows and liquidity may be materially adversely affected by these risks.

Sempra Generation generates electricity that it sells under long-term contracts and into the spot market or other competitive markets. It purchases natural gas to fuel its power plants and may also purchase electricity in the open market to satisfy its contractual obligations. As part of its risk management strategy, Sempra Generation may hedge a substantial portion of its electricity sales and natural gas purchases to manage its portfolio, which subjects us to the risk that the counterparty to such hedge may be unable to fulfill its obligations. Such a failure could materially adversely affect our businesses, cash flows, financial condition and results of operations.

We buy energy-related commodities from time to time, for power plants or for LNG terminals to satisfy contractual obligations with customers, in regional markets and other competitive markets in which we compete. Our revenues and results of operations could be materially adversely affected if the prevailing market prices for electricity, natural gas, LNG or other commodities that we buy change in a direction or manner not anticipated and for which we had not provided adequately through purchase or sale commitments or other hedging transactions.

Unanticipated changes in market prices for energy-related commodities result from multiple factors, including:

▪	weather conditions

▪	seasonality

▪	changes in supply and demand

▪	transmission or transportation constraints or inefficiencies

▪	availability of competitively priced alternative energy sources

▪	commodity production levels

▪	actions by the Organization of the Petroleum Exporting Countries with respect to the supply of crude oil

▪	federal, state and foreign energy and environmental regulation and legislation

▪	natural disasters, wars, embargoes and other catastrophic events

▪	expropriation of assets by foreign countries

The FERC has jurisdiction over wholesale power and transmission rates, independent system operators, and other entities that control transmission facilities or that administer wholesale power sales in some of the markets in which we operate. The FERC may impose additional price limitations, bidding rules and other mechanisms, or terminate existing price limitations from time to time. Any such action by the FERC may result in prices for electricity changing in an unanticipated direction or manner and, as a result, may have a material adverse effect on our businesses, financial condition, cash flows and results of operations.

When our businesses enter into fixed-price long-term contracts to provide services or commodities, we are exposed to inflationary pressures such as rising commodity prices, and interest rate risks.

Sempra Generation, Sempra Pipelines & Storage and Sempra LNG generally endeavor to secure long-term contracts with customers for services and commodities to optimize the use of their facilities, reduce volatility in earnings, and support the construction of new infrastructure. However, if these contracts are at fixed prices, the profitability of the contract may be materially adversely affected by inflationary pressures, including rising operational costs, costs of labor, materials, equipment and commodities, and rising interest rates that affect financing costs. We may try to mitigate these risks by using variable pricing tied to market indices, anticipating an escalation in costs when bidding on projects, providing for cost escalation or entering into hedges. However, these measures, if implemented, may not ensure that the increase in revenues they provide will fully offset increases in operating expenses and/or financing costs. The failure to so fully or substantially offset these increases could have a material adverse effect on our businesses, financial condition, cash flows and results of operations.

Business development activities may not be successful and projects under construction may not commence operation as scheduled, which could increase our costs and impair our ability to recover our investments.

The acquisition, development, construction and expansion of LNG terminals, natural gas pipelines and storage facilities, electric generation facilities, and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, fuel supply, resource exploration, legal, and other expenses before we can determine whether a project is feasible, economically attractive, or capable of being built.

Success in developing a particular project is contingent upon, among other things:

▪	negotiation of satisfactory engineering, procurement and construction agreements

▪	negotiation of supply and natural gas sales agreements or firm capacity service agreements

▪	receipt of required governmental permits

▪	timely implementation and satisfactory completion of construction

Successful completion of a particular project may be materially adversely affected by:

▪	unforeseen engineering problems

▪	construction delays and contractor performance shortfalls

▪	work stoppages

▪	equipment unavailability or delay and cost increases

▪	adverse weather conditions

▪	environmental and geological conditions

▪	litigation

▪	other factors

If we are unable to complete the development of a facility or if we have substantial delays or cost overruns, we may not be able to recover all or any part of our investment in the project.

The operation of existing and future facilities also involves many risks, including the breakdown or failure of generation or regasification and storage facilities or other equipment or processes, labor disputes, fuel interruption, and operating performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt generation, regasification, storage and transmission systems. The occurrence of any of these events could lead to operating facilities below expected capacity levels, which may result in lost revenues or increased expenses, including higher maintenance costs and penalties. Such occurrences could materially adversely affect our businesses, financial condition, cash flows and results of operations.

We may elect not to, or may not be able to, enter into long-term supply and sales agreements or long-term firm capacity agreements for our projects, which would subject our revenues to increased volatility and our businesses to increased competition.

The electric generation and wholesale power sales industries have become highly competitive. As more plants are built and competitive pressures increase, wholesale electricity prices may become more volatile. Without the benefit of long-term power sales agreements, our revenues may be subject to increased price volatility. The 10-year power sales agreement between Sempra Generation and the DWR, which comprised 6 percent of our revenues in 2011, 8 percent in 2010 and 9 percent in 2009, expired September 30, 2011. As a result, we may be unable to sell the power that Sempra Generation’s facilities are capable of producing, which could materially adversely affect our businesses, financial condition, results of operations and cash flows.

Sempra LNG utilizes its terminals by entering into long-term capacity agreements. Under these agreements, customers pay Sempra LNG capacity reservation and usage fees to receive, store and regasify the customer’s LNG. Sempra LNG also may enter into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified at its terminals for sale to other parties. The long-term supply agreement contracts are expected to reduce our exposure to changes in natural gas prices through corresponding natural gas sales agreements or by tying LNG supply prices to prevailing natural gas market price indices. However, if Sempra LNG is unable to obtain sufficient long-term agreements or if the counterparties, customers or suppliers to one or more of the key agreements for the LNG facilities were to fail to perform or become unable to meet their contractual obligations on a timely basis, it could have a material adverse effect on our business, results of operations, cash flows and financial condition. In addition, reduced availability of LNG to the United States and Mexico due to inadequate supplies, increased demand and higher prices in other countries, abundant domestic supplies of natural gas and/or delays in the development of liquefaction capability at our own receipt terminals, or worldwide, are likely to delay attainment of full-capacity utilization at our facilities. Our potential LNG suppliers also may be subject to international political and economic pressures and risks, which may also affect the supply of LNG.

Sempra Pipelines & Storage’s natural gas pipeline operations are dependent on demand for and supply of LNG and/or natural gas from their transportation customers, which may include Sempra LNG facilities.

We provide information about these matters in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Our businesses depend on counterparties, business partners, customers, and suppliers performing in accordance with their agreements. If they fail to so perform, we could incur substantial expenses and business disruptions and be exposed to commodity price risk and volatility, which could materially adversely affect our businesses, financial condition, cash flows and results of operations.

We are exposed to the risk that counterparties, business partners, customers, and suppliers that owe money or commodities as a result of market transactions or other long-term agreements will not perform their obligations in accordance with such agreements. Should they fail to so perform, we may be required to acquire alternative hedging arrangements or to honor the underlying commitment at then-current market prices. In such event, we may incur additional losses to the extent of amounts already paid to such counterparties or suppliers. In addition, many of our agreements are essential to the conduct and growth of our businesses. The failure of any of the parties to perform in accordance with these agreements could materially adversely affect our businesses, results of operations, cash flows and financial condition. Finally, we often extend credit to counterparties and customers. While we perform significant credit analyses prior to extending credit, we are exposed to the risk that we may not be able to collect amounts owed to us.

Sempra LNG’s obligations and those of its suppliers for LNG supplies are contractually subject to (1) suspension or termination for “force majeure” events beyond the control of the parties; and (2) substantial limitations of remedies for other failures to perform, including limitations on damages to amounts that could be substantially less than those necessary to provide full recovery of costs for breach of the agreements.

We rely on transportation assets and services, much of which we do not own or control, to deliver electricity and natural gas.

We depend on electric transmission lines, natural gas pipelines, and other transportation facilities owned and operated by third parties to:

▪	deliver the electricity and natural gas we sell to wholesale markets,

▪	supply natural gas to our electric generation facilities, and

▪	provide retail energy services to customers.

Sempra Pipelines & Storage also depends on natural gas pipelines to interconnect with their ultimate source or customers of the commodities they are transporting. Sempra LNG also relies on specialized ships to transport LNG to its facilities and on natural gas pipelines to transport natural gas for customers of the facilities. Sempra Generation relies on transmission lines to sell electricity to its customers. If transportation is disrupted, or if capacity is inadequate, we may be unable to sell and deliver our commodities, electricity and other services to some or all of our customers. As a result, we may be responsible for damages incurred by our customers, such as the additional cost of acquiring alternative natural gas supplies at then-current spot market rates, which could have a material adverse effect on our businesses, financial condition, cash flows and results of operations.

We cannot and do not attempt to fully hedge our assets or contract positions against changes in commodity prices. Our hedging procedures may not work as planned.

To reduce financial exposure related to commodity price fluctuations, we may enter into contracts to hedge our known or anticipated purchase and sale commitments, inventories of natural gas and LNG, electric generation capacity, and natural gas storage and pipeline capacity. As part of this strategy, we may use forward contracts, physical purchase and sales contracts, futures, financial swaps, and options. We do not hedge the entire exposure to market price volatility of our assets or our contract positions, and the coverage will vary over time. To the extent we have unhedged positions, or if our hedging strategies do not work as planned, fluctuating commodity prices could have a material adverse effect on our businesses, results of operations, cash flows and financial condition.

Risk management procedures may not prevent losses.

Although we have in place risk management systems and control systems that use advanced methodologies to quantify and manage risk, these systems may not always prevent material losses. Risk management procedures may not always be followed as required by the companies or may not always work as planned. In addition, daily value-at-risk and loss limits are based on historic price movements. If prices significantly or persistently deviate from historic prices, the limits may not protect us from significant losses. As a result of these and other factors, there is no assurance that our risk management procedures will prevent losses that would materially adversely affect our businesses, results of operations, cash flows and financial condition.

Our international businesses are exposed to different local, regulatory and business risks and challenges, which could have a material adverse effect on our financial condition, cash flows and results of operations.

We own or have interests in electricity generation and transmission, natural gas distribution and transportation, and LNG terminal projects in Mexico, and electricity and natural gas distribution businesses in Argentina, Chile and Peru. Developing infrastructure projects, owning energy assets, and operating businesses in foreign jurisdictions subject us to significant political, legal and financial risks that vary by country, including:

▪	changes in foreign laws and regulations, including tax and environmental laws and regulations, and U.S. laws and regulations related to foreign operations

▪	high rates of inflation

▪	volatility in exchange rates between the U.S. dollar and currencies of the countries in which we operate

▪	changes in government policies or personnel

▪	trade restrictions

▪	limitations on U.S. company ownership in foreign countries

▪	permitting and regulatory compliance

▪	changes in labor supply and labor relations

▪
adverse rulings by foreign courts or tribunals, challenges to permits and approvals, difficulty in enforcing contractual and property rights, and unsettled property rights and titles in Mexico and other foreign jurisdictions

▪	expropriation of assets

▪	general political, economic and business conditions

Our international businesses also are subject to foreign currency risks. These risks arise from both volatility in foreign currency exchange and inflation rates and devaluations of foreign currencies. In such cases, an appreciation of the U.S. dollar against a local currency could materially reduce the amount of cash and income received from those foreign subsidiaries. Fluctuations in foreign currency exchange and inflation rates may result in significantly increased taxes in foreign countries and materially adversely affect our businesses, cash flows and results of operations.

We discuss litigation related to Sempra LNG’s Energía Costa Azul LNG terminal in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Risks

Sempra Energy has substantial investments and other obligations in businesses that it does not control or manage.

Sempra Energy is a partner with RBS in RBS Sempra Commodities, a commodities-marketing firm, which divested substantially all of its businesses and assets in 2010 and early 2011, as we discuss above under “Description of Business – RBS Sempra Commodities LLP.” Our remaining investment in the partnership is $126 million at December 31, 2011. We expect the partnership to distribute substantially all of this amount to us in the first half of 2012. Minor amounts may be retained by the partnership beyond 2012 to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We have guaranteed various obligations of businesses previously owned and operated by RBS Sempra Commodities, as we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report. The failure to collect all or a substantial portion of our remaining investment in the partnership could have a corresponding effect on our cash flows, financial condition and results of operations.

As described above, SDG&E holds a 20-percent ownership interest in SONGS, which is operated by Edison. We also own a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a joint venture which completed construction in 2009 of a 1,679-mile natural gas pipeline at a cost of $6.8 billion. Our investment in Rockies Express is $800 million at December 31, 2011. Rockies Express is controlled by Kinder Morgan Energy Partners, which holds a 50-percent interest. Sempra Generation has investments in several joint ventures to develop and operate renewable generation facilities. We also have smaller investments in other entities that we do not control or manage, or in which we share control, totaling $713 million at December 31, 2011. We continue to make such investments.

We have limited influence over these and other businesses in which we do not have a controlling interest. In addition to the other risks inherent in these businesses, if their management were to fail to perform adequately or the other investors in the businesses were unable or otherwise failed to perform their obligations to provide capital and credit support for these businesses, it could have a material adverse effect on our results of operations, financial position and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

ELECTRIC PROPERTIES – SDG&E

At December 31, 2011, SDG&E owns and operates four natural gas-fired power plants:

1.	a 560-MW electric generation facility (the Palomar generation facility) in Escondido, California

2.	a 495-MW electric generation facility (the Desert Star generation facility) in Boulder City, Nevada

3.	a 47.6-MW electric generation peaking facility (the Miramar I generation facility) in San Diego, California

4.	a 48.6-MW electric generation peaking facility (the Miramar II generation facility) in San Diego, California

SDG&E purchased the 495-MW Desert Star (formerly El Dorado) natural gas-fired power plant from Sempra Generation in October 2011.

On January 1, 2012, SDG&E purchased a fifth natural gas-fired power plant, the 52-MW Cuyamaca Peak Energy Plant (formerly CalPeak El Cajon Energy Facility) located in El Cajon, California from CalPeak Power-El Cajon LLC.

SDG&E’s interest in SONGS is described above in Item 1 under “Electric Utility Operations – SDG&E.”

At December 31, 2011, SDG&E’s electric transmission and distribution facilities included substations, and overhead and underground lines. These electric facilities are located in San Diego, Imperial and Orange counties of California, and in Arizona and Nevada. The facilities consist of 1,896 miles of transmission lines and 22,449 miles of distribution lines. Periodically, various areas of the service territory require expansion to accommodate customer growth.

SDG&E expects to complete construction of the Sunrise Powerlink electric transmission line in the second half of 2012.  The Sunrise Powerlink is a new 117-mile, 500-kV electric transmission line that is designed to deliver up to 1,000 MW of energy from the Imperial Valley to the San Diego region.

NATURAL GAS PROPERTIES – SEMPRA UTILITIES

At December 31, 2011, SDG&E’s natural gas facilities consisted of the Moreno and Rainbow compressor stations, 168 miles of transmission pipelines, 8,490 miles of distribution mains and 6,388 miles of service lines.

At December 31, 2011, SoCalGas’ natural gas facilities included 2,960 miles of transmission and storage pipelines, 49,773 miles of distribution pipelines and 48,572 miles of service pipelines. They also included 11 transmission compressor stations and 4 underground natural gas storage reservoirs with a combined working capacity of 134 billion cubic feet (Bcf).

ENERGY PROPERTIES – SEMPRA GLOBAL

At December 31, 2011, Sempra Generation operates or owns interests in power plants and renewable generation facilities in North America with a total capacity of 2,200 MW. We provide additional information in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 3 and 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Generation leases or owns property in Arizona, California, Nevada, and Mexico for potential development of solar and wind electric generation facilities.

At December 31, 2011, Sempra Pipelines & Storage’s operations in Mexico included 1,903 miles of distribution pipelines, 224 miles of transmission pipelines and 3 compressor stations.

In 2006, Sempra Pipelines & Storage and ProLiance Transportation and Storage, LLC acquired three existing salt caverns representing 10 Bcf to 12 Bcf of potential natural gas storage capacity in Cameron Parish, Louisiana, with plans for development of a natural gas storage facility.

Sempra Pipelines & Storage operates Mobile Gas, a natural gas distribution utility located in Mobile and Baldwin counties in Alabama. Its property consists of distribution mains, service lines and regulating equipment.

Sempra Pipelines & Storage operates Chilquinta Energía located in Valparaiso, Chile.  Its property consists of 9,622 miles of distribution lines, 339 miles of transmission lines and 45 substations.

Sempra Pipelines & Storage operates Luz del Sur located in Lima, Peru.  Its property consists of 11,806 miles of distribution lines and 173 miles of transmission lines.

In Washington County, Alabama, Sempra Pipelines & Storage operates a 15.5 Bcf natural gas storage facility under a land lease, with current plans to expand total working capacity to 21 Bcf to be in-service in 2013. Sempra Pipelines & Storage also owns land in Simpson County, Mississippi, on which it operates a 7.5 Bcf natural gas storage facility, with current plans to develop natural gas storage with additional working capacity of 15 Bcf to be in-service in 2012 and 2013. Portions of both these properties are currently under construction.

Sempra LNG operates its Energía Costa Azul LNG terminal on land it owns in Baja California, Mexico and has a land lease in Hackberry, Louisiana, where it operates its Cameron LNG terminal. Sempra LNG also owns land in Port Arthur, Texas, for potential development.

OTHER PROPERTIES

Sempra Energy occupies its 19-story corporate headquarters building in San Diego, California, pursuant to an operating lease that expires in 2015. The lease has two five-year renewal options.

SoCalGas leases approximately one-fourth of a 52-story office building in downtown Los Angeles, California, pursuant to an operating lease expiring in 2026. The lease has four five-year renewal options.

SDG&E occupies a six-building office complex in San Diego pursuant to two separate operating leases, both ending in December 2017. One lease has four five-year renewal options and the other lease has three five-year renewal options.

Sempra Global leases office facilities at various locations in the U.S., Mexico, Chile and Peru, with the leases ending from 2012 to 2035.

Sempra Energy, SDG&E and SoCalGas own or lease other land, easements, rights of way, warehouses, offices, operating and maintenance centers, shops, service facilities and equipment necessary to conduct their businesses.

ITEM 3. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters (1) described in Notes 14 and 15 of the Notes to Consolidated Financial Statements, or (2) referred to in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The common stock, related shareholder, and dividend restriction information required by Item 5 is included in “Common Stock Data” in the Annual Report.

SEMPRA ENERGY EQUITY COMPENSATION PLANS

Sempra Energy has long term incentive plans that permit the grant of a wide variety of equity and equity-based incentive awards to directors, officers and key employees. At December 31, 2011, outstanding awards consisted of stock options, restricted stock, and restricted stock units held by 331 employees.

The following table sets forth information regarding our equity compensation plans at December 31, 2011.

Number of shares to
	be issued upon		Number of
	exercise of	Weighted-average	additional
	outstanding	exercise price of	shares remaining
	options, warrants	outstanding options,	available for future
	and rights(A)	warrants and rights	issuance
Equity compensation plans approved
by shareholders:
2008 Long Term Incentive Plan	4,615,821	$47.85	2,314,475	(B)

Equity compensation plans not approved
by shareholders:
2008 Long Term Incentive Plan for
EnergySouth, Inc. Employees and
Other Eligible Individuals(C)	15,150	$49.44	240,952	(D)
Total	4,630,971	$47.85	2,555,427
(A)		Consists solely of options to purchase shares of our common stock, all of which were granted at an exercise price of 100% of the grant date fair market value of the shares subject to the option.
(B)
The number of shares available for future issuance is increased by the number of shares withheld to satisfy tax withholding obligations relating to stock option and other plan awards and by the number of shares subject to awards that lapse, expire or are otherwise terminated or are settled other than by the issuance of shares.

(C)
Adopted in connection with our acquisition of EnergySouth, Inc. in October 2008 to utilize shares remaining available under the 2008 Incentive Plan of EnergySouth, Inc., which had been previously approved by EnergySouth, Inc. shareholders.

(D)		The number of shares available for future issuance is increased by the number of shares subject to awards that terminate without the issuance of shares.

We provide additional discussion of share-based compensation in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

On September 11, 2007, the Sempra Energy board of directors authorized the repurchase of Sempra Energy common stock provided that the amounts spent for such purpose do not exceed the greater of $2 billion or amounts spent to purchase no more than 40 million shares.

During 2008, we expended $1 billion to purchase a total of 18,416,241 shares. No shares were repurchased under this authorization during 2009.

In 2010, we entered into a Collared Accelerated Share Acquisition Program with JPMorgan Chase Bank, National Association, under which we prepaid $500 million to repurchase shares of our common stock. We received 8,078,000 shares in 2010 and 1,496,435 shares in March 2011.  We discuss this program, which was completed in March 2011, in Note 13 of the Notes to Consolidated Financial Statements in the Annual Report.

Therefore, approximately $500 million remains authorized by the board for the purchase of additional shares, not to exceed approximately 12 million shares. We also may, from time to time, purchase shares of our common stock from restricted stock plan participants who elect to sell a sufficient number of vesting restricted shares to meet minimum statutory tax withholding requirements.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 6 is included in “Five-Year Summaries” in the Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by Item 7 is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, on pages 2 through 63.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” in the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is set forth on pages 75 through 203 of the Annual Report. Item 15(a)1 of Part IV of this report includes a listing of financial statements included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The information required by Item 9A is provided in “Controls and Procedures” in the Annual Report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SEMPRA ENERGY

We provide the information required by Item 10 with respect to executive officers for Sempra Energy in Part I, Item 1. Business under “Executive Officers of the Registrants – Sempra Energy.” All other information required by Item 10 is incorporated by reference from “Corporate Governance” and “Share Ownership” in the Proxy Statement prepared for the May 2012 annual meeting of shareholders.

SDG&E AND SOCALGAS

We provide the information required by Item 10 with respect to executive officers for SDG&E and SoCalGas in Part I, Item 1. Business under “Executive Officers of the Registrants – SDG&E and SoCalGas.” All other information required by Item 10 is incorporated by reference from the companies’ Information Statements prepared for their June 2012 annual meetings of shareholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from “Corporate Governance” and “Executive Compensation,” including “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Proxy Statement prepared for the May 2012 annual meeting of shareholders for Sempra Energy and from the Information Statements prepared for the June 2012 annual meetings of shareholders for SDG&E and SoCalGas.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Information regarding securities authorized for issuance under equity compensation plans as required by Item 12 is included in Item 5.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The security ownership information required by Item 12 is incorporated by reference from “Share Ownership” in the Proxy Statement prepared for the May 2012 annual meeting of shareholders for Sempra Energy and from the Information Statements prepared for the June 2012 annual meetings of shareholders for SDG&E and SoCalGas.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from “Corporate Governance” in the Proxy Statement prepared for the May 2012 annual meeting of shareholders for Sempra Energy and from the Information Statements prepared for the June 2012 annual meetings of shareholders for SDG&E and SoCalGas.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, as required by Item 14, is incorporated by reference from “Proposals To Be Voted On - Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement prepared for the May 2012 annual meeting of shareholders for Sempra Energy and from the Information Statements prepared for the June 2012 annual meetings of shareholders for SDG&E and SoCalGas.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. FINANCIAL STATEMENTS

	Page in Annual Report(1)

	Sempra Energy	San Diego Gas & Electric Company	Southern California Gas Company

Management’s Report On Internal Control Over Financial Reporting	68	68	68

Reports of Independent Registered Public Accounting Firm	69	71	73

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	75	82	88

Consolidated Balance Sheets at December 31, 2011 and 2010	76	83	89

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	78	85	91

Consolidated Statements of Comprehensive Income and Changes in Equity for the years ended December 31, 2011, 2010 and 2009	80	87	92

Notes to Consolidated Financial Statements	93	93	93
(1) Incorporated by reference from the indicated pages of the 2011 Annual Report to Shareholders, filed as Exhibit 13.1.

2. FINANCIAL STATEMENT SCHEDULES

Sempra Energy

Schedule I--Sempra Energy Condensed Financial Information of Parent may be found on page 43.

Any other schedule for which provision is made in Regulation S-X is not required under the instructions contained therein, is inapplicable or the information is included in the Consolidated Financial Statements and Notes thereto in the Annual Report.

3. EXHIBITS

See Exhibit Index on page 50 of this report.

CONSENTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND REPORT ON SCHEDULE

SEMPRA ENERGY

To the Board of Directors and Shareholders of Sempra Energy:

We consent to the incorporation by reference in Registration Statement No. 333-176855 on Form S-3 and 333-56161, 333-50806, 333-49732, 333-121073, 333-128441, 333-151184, 333-155191, 333-129774 and 333-157567 on Form S-8 of our reports dated February 28, 2012, relating to the consolidated financial statements of Sempra Energy and subsidiaries (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Sempra Energy for the year ended December 31, 2011.

Our audits of the financial statements referred to in our aforementioned report relating to the consolidated financial statements also included the financial statement schedule of the Company, listed in Item 15.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/ DELOITTE & TOUCHE LLP

San Diego, California

February 28, 2012

SAN DIEGO GAS & ELECTRIC COMPANY

To the Board of Directors and Shareholders of San Diego Gas & Electric Company:

We consent to the incorporation by reference in Registration Statement No. 333-159046 on Form S-3 of our reports dated February 28, 2012, relating to the consolidated financial statements of San Diego Gas & Electric Company (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of San Diego Gas & Electric Company for the year ended December 31, 2011.

/S/ DELOITTE & TOUCHE LLP

San Diego, California

February 28, 2012

SOUTHERN CALIFORNIA GAS COMPANY

To the Board of Directors and Shareholders of Southern California Gas Company:

We consent to the incorporation by reference in Registration Statement No. 333-159041 on Form S-3 of our reports dated February 28, 2012, relating to the consolidated financial statements of Southern California Gas Company and subsidiaries (the “Company”), and the effectiveness of the Company’s internal control over financial reporting, incorporated by reference in this Annual Report on Form 10-K of Southern California Gas Company for the year ended December 31, 2011.

/S/ DELOITTE & TOUCHE LLP

San Diego, California

February 28, 2012

SCHEDULE I – SEMPRA ENERGY CONDENSED FINANCIAL INFORMATION OF PARENT

SEMPRA ENERGY
CONDENSED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)
	Years ended December 31,
	2011	2010	2009

Interest income	$109	$146	$140
Interest expense	(242)	(265)	(244)
Operation and maintenance	(64)	(59)	(81)
Other income, net	42	65	50
Income tax benefits	82	79	89
Loss before equity in earnings of subsidiaries	(73)	(34)	(46)
Equity in earnings of subsidiaries, net of income taxes	1,430	773	1,165
Net income/earnings	$1,357	$739	$1,119

Basic earnings per common share	$5.66	$3.02	$4.60
Weighted-average number of shares outstanding (thousands)	239,720	244,736	243,339

Diluted earnings per common share	$5.62	$2.98	$4.52
Weighted-average number of shares outstanding (thousands)	241,523	247,942	247,384
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED BALANCE SHEETS
(Dollars in millions)
	December 31,	December 31,
	2011	2010
Assets:
Cash and cash equivalents	$11	$157
Due from affiliates	112	27
Income taxes receivable	―	190
Other current assets	16	11
Total current assets	139	385

Investments in subsidiaries	12,272	11,484
Due from affiliates	1,730	1,683
Deferred income taxes	1,200	305
Other assets	548	488
Total assets	$15,889	$14,345

Liabilities and shareholders’ equity:
Current portion of long-term debt	$8	$32
Due to affiliates	1,014	1,331
Income taxes payable	246	―
Other current liabilities	336	374
Total current liabilities	1,604	1,737

Long-term debt	3,957	3,140
Other long-term liabilities	490	441
Shareholders’ equity	9,838	9,027
Total liabilities and shareholders’ equity	$15,889	$14,345
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY
CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Years ended December 31,
	2011	2010	2009

Net cash (used in) provided by operating activities	$(287)	$218	$97

Dividends received from subsidiaries	50	100	150
Expenditures for property, plant and equipment	(2)	(1)	(1)
Proceeds from sale of short-term investments	―	―	152
Purchase of trust assets	(7)	―	(30)
Proceeds from sales by trust	12	11	―
(Increase) decrease in loans to affiliates, net	(118)	1,204	(1,285)
Cash (used in) provided by investing activities	(65)	1,314	(1,014)

Common stock dividends paid	(440)	(364)	(341)
Issuances of common stock	28	40	73
Repurchases of common stock	(18)	(502)	(22)
Issuances of long-term debt	799	40	1,492
Payments on long-term debt	(24)	(565)	(314)
(Decrease) increase in loans from affiliates, net	(136)	(40)	4
Other	(3)	9	20
Cash provided by (used in) financing activities	206	(1,382)	912

(Decrease) increase in cash and cash equivalents	(146)	150	(5)
Cash and cash equivalents, January 1	157	7	12
Cash and cash equivalents, December 31	$11	$157	$7
See Notes to Condensed Financial Information of Parent.

SEMPRA ENERGY

NOTES TO CONDENSED FINANCIAL INFORMATION OF PARENT

Note 1. Basis of Presentation

Sempra Energy accounts for the earnings of its subsidiaries under the equity method in this unconsolidated financial information.

Other Income, Net, on the Condensed Statements of Operations includes $22 million, $35 million and $55 million of gains associated with investment earnings or losses on dedicated assets in support of our executive retirement and deferred compensation plans in 2011, 2010 and 2009, respectively.

Because of its nature as a holding company, Sempra Energy classifies dividends received from subsidiaries as an investing cash flow.

Note 2. Long-Term Debt

	December 31,	December 31,
(Dollars in millions)	2011	2010

6% Notes February 1, 2013	$400	$400
8.9% Notes November 15, 2013, including $200 at variable rates after
fixed-to-floating rate swaps effective January 2011 (8.19% at December 31, 2011)	250	250
2% Notes March 15, 2014	500	―
Notes at variable rates (1.22% at December 31, 2011) March 15, 2014	300	―
6.5% Notes June 1, 2016, including $300 at variable rates after
fixed-to-floating rate swaps effective January 2011 (4.86% at December 31, 2011)	750	750
6.15% Notes June 15, 2018	500	500
9.8% Notes February 15, 2019	500	500
6% Notes October 15, 2039	750	750
Employee Stock Ownership Plan Bonds at variable rates payable on demand
(0.40% at December 31, 2011) November 1, 2014	8	32
Market value adjustments for interest rate swaps, net
(expire November 2013 and June 2016)	16	―
	3,974	3,182
Current portion of long-term debt	(8)	(32)
Unamortized discount on long-term debt	(9)	(10)
Total long-term debt	$3,957	$3,140

Maturities of long-term debt are $8 million in 2012, $650 million in 2013, $800 million in 2014, $750 million in 2016, and $1.8 billion thereafter.

Additional information on Sempra Energy’s long-term debt is provided in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

Note 3. Commitments and Contingencies

For contingencies and guarantees related to Sempra Energy, refer to Notes 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Energy:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

By: /s/ Debra L. Reed
Debra L. Reed Chief Executive Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Debra L. Reed Chief Executive Officer	/s/ Debra L. Reed	February 28, 2012

Principal Financial and Accounting Officer: Joseph A. Householder Executive Vice President, Chief Financial Officer and Chief Accounting Officer	/s/ Joseph A. Householder	February 28, 2012

Directors:
Donald E. Felsinger, Executive Chairman	/s/ Donald E. Felsinger	February 28, 2012

Alan L. Boeckmann, Director	/s/ Alan L. Boeckmann	February 28, 2012

James G. Brocksmith, Jr., Director	/s/ James G. Brocksmith, Jr.	February 28, 2012

Wilford D. Godbold, Jr., Director	/s/ Wilford D. Godbold, Jr.	February 28, 2012

William D. Jones, Director	/s/ William D. Jones	February 28, 2012

William G. Ouchi, Ph.D., Director	/s/ William G. Ouchi	February 28, 2012

Carlos Ruiz, Director	/s/ Carlos Ruiz	February 28, 2012

William C. Rusnack, Director	/s/ William C. Rusnack	February 28, 2012

William P. Rutledge, Director	/s/ William P. Rutledge	February 28, 2012

Lynn Schenk, Director	/s/ Lynn Schenk	February 28, 2012

Luis M. Téllez, Ph.D., Director	/s/ Luis M. Téllez	February 28, 2012

San Diego Gas & Electric Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

By: /s/ Jessie J. Knight, Jr.
Jessie J. Knight, Jr. Chairman and Chief Executive Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Jessie J. Knight, Jr. Chairman and Chief Executive Officer	/s/ Jessie J. Knight, Jr.	February 28, 2012

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 28, 2012

Directors:
Jessie J. Knight, Jr., Chairman	/s/ Jessie J. Knight, Jr.	February 28, 2012

Javade Chaudhri, Director	/s/ Javade Chaudhri	February 28, 2012

Joseph A. Householder, Director	/s/ Joseph A. Householder	February 28, 2012

Steven D. Davis, Director	/s/ Steven D. Davis	February 28, 2012

Southern California Gas Company:
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

By: /s/ Michael W. Allman
Michael W. Allman Chairman, President and Chief Executive Officer

Date: February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name/Title	Signature	Date
Principal Executive Officer: Michael W. Allman Chairman, President and Chief Executive Officer	/s/ Michael W. Allman	February 28, 2012

Principal Financial and Accounting Officer: Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer	/s/ Robert M. Schlax	February 28, 2012

Directors:
Michael W. Allman, Chairman	/s/ Michael W. Allman	February 28, 2012

Javade Chaudhri, Director	/s/ Javade Chaudhri	February 28, 2012

Joseph A. Householder, Director	/s/ Joseph A. Householder	February 28, 2012

Steven D. Davis, Director	/s/ Steven D. Davis	February 28, 2012

EXHIBIT INDEX

The exhibits filed under the Registration Statements, Proxy Statements and Forms 8-K, 10-K and 10-Q that are incorporated herein by reference were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Lighting Corporation), Commission File Number 1-3779 (San Diego Gas & Electric Company) and/or Commission File Number 1-1402 (Southern California Gas Company).

The following exhibits relate to each registrant as indicated.
EXHIBIT 3 -- BYLAWS AND ARTICLES OF INCORPORATION
Sempra Energy
3.1	Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008 (Appendix B to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

3.2	Amended Bylaws of Sempra Energy effective December 4, 2007 (Sempra Energy Form 8-K filed on December 5, 2007, Exhibit 3(ii)).

3.3	Amended and Restated Bylaws of Sempra Energy effective May 26, 1998 (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 3.2).
San Diego Gas & Electric Company
3.4	Amended and Restated Bylaws of San Diego Gas & Electric effective June 15, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3).

3.5	Amended and Restated Articles of Incorporation of San Diego Gas & Electric Company effective November 10, 2006 (2006 SDG&E Form 10-K, Exhibit 3.02).
Southern California Gas Company
3.6	Amended and Restated Bylaws of Southern California Gas Company effective June 14, 2010 (Form 8-K filed on June 17, 2010, Exhibit 3.1).

3.7	Restated Articles of Incorporation of Southern California Gas Company (1996 SoCalGas Form 10-K, Exhibit 3.01).
EXHIBIT 4 -- INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
The companies agree to furnish a copy of each such instrument to the Commission upon request.
Sempra Energy
4.1	Description of rights of Sempra Energy Common Stock (Amended and Restated Articles of Incorporation of Sempra Energy effective May 23, 2008, Exhibit 3.1 above).

4.2
Indenture dated as of February 23, 2000, between Sempra Energy and U.S. Bank Trust National Association, as Trustee (Sempra Energy Registration Statement on Form S-3 (No. 333-153425), filed on September 11, 2008, Exhibit 4.1).

San Diego Gas & Electric Company
4.3
Description of preferences of Cumulative Preferred Stock, Preference Stock (Cumulative) and Series Preference Stock (SDG&E Amended and Restated Articles of Incorporation as of November 10, 2006, Exhibit 3.5 above).

Southern California Gas Company
4.4	Description of preferences of Preferred Stock, Preference Stock and Series Preferred Stock (Southern California Gas Company Restated Articles of Incorporation, Exhibit 3.7 above).
Sempra Energy / San Diego Gas & Electric Company
4.5	Mortgage and Deed of Trust dated July 1, 1940 (SDG&E Registration Statement No. 2-49810, Exhibit 2A).

4.6	Ninth Supplemental Indenture dated as of August 1, 1968 (SDG&E Registration Statement No. 2-68420, Exhibit 2D).

4.7	Sixteenth Supplemental Indenture dated August 28, 1975 (SDG&E Registration Statement No. 2-68420, Exhibit 2E).

4.8	Thirtieth Supplemental Indenture dated September 28, 1983 (SDG&E Registration Statement No. 33-34017, Exhibit 4.3).
Sempra Energy / Southern California Gas Company
4.9
First Mortgage Indenture of Southern California Gas Company to American Trust Company dated October 1, 1940 (Registration Statement No. 2-4504 filed by Southern California Gas Company on September 16, 1940, Exhibit B-4).

4.10
Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of August 1, 1955 (Registration Statement No. 2-11997 filed by Pacific Lighting Corporation on October 26, 1955, Exhibit 4.07).

4.11
Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of June 1, 1956 (Registration Statement No. 2-12456 filed by Southern California Gas Company on April 23, 1956, Exhibit 2.08).

4.12	Supplemental Indenture of Southern California Gas Company to American Trust Company dated as of December 1, 1956 (2006 Sempra Energy Form 10-K, Exhibit 4.09).

4.13	Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank dated as of June 1, 1965 (2006 Sempra Energy Form 10-K, Exhibit 4.10).

4.14
Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of August 1, 1972 (Registration Statement No. 2-59832 filed by Southern California Gas Company on September 6, 1977, Exhibit 2.19).

4.15
Supplemental Indenture of Southern California Gas Company to Wells Fargo Bank, National Association dated as of May 1, 1976 (Registration Statement No. 2-56034 filed by Southern California Gas Company on April 14, 1976, Exhibit 2.20).

4.16
Supplemental Indenture of Southern California Gas Company to Manufacturers Hanover Trust Company of California, successor to Wells Fargo Bank, National Association, and Crocker National Bank as Successor Trustee dated as of May 18, 1984 (Southern California Gas Company 1984 Form 10-K, Exhibit 4.29).

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.1	Form of Continental Forge and California Class Action Price Reporting Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.1).

10.2	Form of Nevada Antitrust Settlement Agreement dated as of January 4, 2006 (Form 8-K filed on January 5, 2006, Exhibit 99.2).
Sempra Energy
10.3	Indemnity Agreement, dated as of April 1, 2008, between Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.2).

10.4
First Amendment to Indemnity Agreement, dated as of March 30, 2009, by and among Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc. (Sempra Energy March 31, 2009 Form 10-Q, Exhibit 10.3).

10.5
Second Amendment to Indemnity Agreement, dated as of June 30, 2009, by and among Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc. (Sempra Energy June 30, 2009 Form 10-Q, Exhibit 10.1).

10.6
Third Amendment to Indemnity Agreement, dated as of December 3, 2009, by and among Sempra Energy, Pacific Enterprises, Enova Corporation and The Royal Bank of Scotland plc (2009 Sempra Energy Form 10-K, Exhibit 10.06).

10.7
Fourth Amendment to Indemnity Agreement, dated as of April 15, 2011, by and among The Royal Bank of Scotland plc, Sempra Energy, Pacific Enterprises and Enova Corporation (Sempra Energy Form 8-K filed on April 21, 2011, Exhibit 10.2).

10.8
Letter Agreement, dated as of April 15, 2011, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc. and Sempra Energy Holdings VII B.V. (Sempra Energy Form 8-K/A filed on April 21, 2011, Exhibit 10.1).

10.9
Master Confirmation for Share Purchase Agreement, dated as of September 21, 2010, between Sempra Energy and JPMorgan Chase Bank, National Association. (Sempra Energy September 30, 2010 Form 10-Q, Exhibit 10.1).

10.10
First Amendment to Purchase and Sale Agreement, dated as of June 30, 2010, entered into by and among J.P. Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS Sempra Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc. (Sempra Energy June 30, 2010 Form 10-Q, Exhibit 10.1).

10.11
Purchase and Sale Agreement, dated as of February 16, 2010, entered into by and among J.P. Morgan Ventures Energy Corporation, Sempra Energy Trading LLC, RBS Sempra Commodities LLP, Sempra Energy and The Royal Bank of Scotland plc. (Sempra Energy Form 8-K filed on February 19, 2010, Exhibit 10.1)

10.12	Letter Agreement, dated as of February 16, 2010, entered into by and between Sempra Energy and The Royal Bank of Scotland plc. (Sempra Energy Form 8-K filed on February 19, 2010, Exhibit 10.2)

10.13
Limited Liability Partnership Agreement, dated as of April 1, 2008, between Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings, VII B.V., RBS Sempra Commodities LLP and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.1).

10.14
First Amendment to Limited Liability Partnership Agreement, dated as of April 6, 2009 and effective as of November 14, 2008, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP. (Sempra Energy March 31, 2009 Form 10-Q, Exhibit 10.4).

10.15
Second Amendment to Limited Liability Partnership Agreement, dated December 23, 2009, by and among The Royal Bank of Scotland plc, Sempra Energy, Sempra Commodities, Inc., Sempra Energy Holdings VII B.V. and RBS Sempra Commodities LLP (2009 Sempra Energy Form 10-K, Exhibit 10.11).

10.16	Master Confirmation for Share Purchase Agreement, dated as of April 1, 2008, between Sempra Energy and Merrill Lynch International (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.17
First amendment to the Master Formation and Equity Interest Purchase Agreement, dated as of April 1, 2008, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy March 31, 2008 Form 10-Q, Exhibit 10.3).

10.18
Master Formation and Equity Interest Purchase Agreement, dated as of July 9, 2007, by and among Sempra Energy, Sempra Global, Sempra Energy Trading International, B.V. and The Royal Bank of Scotland plc (Sempra Energy Form 8-K filed on July 9, 2007, Exhibit 10.2).

10.19	Energy Purchase Agreement between Sempra Energy Resources and the California Department of Water Resources, executed May 4, 2001 (2001 Sempra Energy Form 10-K, Exhibit 10.01).
Sempra Energy / San Diego Gas & Electric Company
10.20
Amended and Restated Operating Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011. (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.4).

10.21
Amended and Restated Servicing Order between San Diego Gas & Electric Company and the California Department of Water Resources effective March 10, 2011. (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.5).

Compensation
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
10.22	First Amendment to the Sempra Energy Employee and Director Savings Plan.

10.23	Severance Pay Agreement between Sempra Energy and M. Javade Chaudhri.

10.24	Severance Pay Agreement between Sempra Energy and Jessie J. Knight, Jr.

10.25	Severance Pay Agreement between Sempra Energy and Michael W. Allman.

10.26	Severance Pay Agreement between Sempra Energy and G. Joyce Rowland.

10.27	Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Debra L. Reed (Sempra Energy Form 8-K filed on July 1, 2011, Exhibit 10.1).

10.28	Amendment to Severance Pay Agreement between Sempra Energy and Mark A. Snell (Sempra Energy Form 8-K filed on September 15, 2011, Exhibit 10.1).

10.29	Severance Pay Agreement between Sempra Energy and Joseph A. Householder (Sempra Energy Form 8-K filed on September 15, 2011, Exhibit 10.2).

10.30	Amendment to the Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan. (2010 Sempra Energy Form 10-K, Exhibit 10.20)

10.31	Amendment to the Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Donald E. Felsinger (see Exhibit 10.38 below) (2010 Sempra Energy Form 10-K, Exhibit 10.21).

10.32	Form of Sempra Energy 2008 Long Term Incentive Plan, 2011 Performance-Based Restricted Stock Unit Award. (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.2).

10.33	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Performance-Based Restricted Stock Unit Award (Sempra Energy March 31, 2010 Form 10-Q, Exhibit 10.1).

10.34	Form of 2009 Sempra Energy Severance Pay Agreement (2009 Sempra Energy Form 10-K, Exhibit 10.18).

10.35	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Performance-Based Restricted Stock Unit Award (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.1).

10.36	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Nonqualified Stock Option Agreement (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.2).

10.37	Sempra Energy 2008 Long Term Incentive Plan (Appendix A to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

10.38	Form of Indemnification Agreement with Directors and Executive Officers (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.2).

10.39	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.3).

10.40	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.41	Sempra Energy Amended and Restated Executive Life Insurance Plan (2008 Sempra Energy Form 10-K, Exhibit 10.15).

10.42	Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan (2008 Sempra Energy Form 10-K, Exhibit 10.16).

10.43	Form of Amended and Restated Sempra Energy Severance Pay Agreement (2008 Sempra Energy Form 10-K, Exhibit 10.17).

10.44	Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan (2008 Sempra Energy Form 10-K, Exhibit 10.18).

10.45	Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan (2008 Sempra Energy Form 10-K, Exhibit 10.19).

10.46	Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.11).

10.47	2003 Sempra Energy Executive Incentive Plan B (2003 Sempra Energy Form 10-K, Exhibit 10.10).

10.48	Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy Form 10-K, Exhibit 10.09).

10.49	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Sempra Energy Form 10-Q, Exhibit 10.3).

10.50	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective January 1, 2001 (September 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.1).

10.51	Amendment to the Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (2008 Sempra Energy Form 10-K, Exhibit 10.25).

10.52	Sempra Energy Amended and Restated Executive Medical Plan. (2008 Sempra Energy Form 10-K, Exhibit 10.26).

10.53	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (2007 Sempra Energy Form 10-K, Exhibit 10.09).
10.54	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Non-Qualified Stock Option Agreement (2007 Sempra Energy Form 10-K, Exhibit 10.10).

10.55	Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003 Sempra Energy Form 10-Q, Exhibit 10.2).
Sempra Energy
10.56	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Restricted Stock Unit Award for Sempra Energy’s Board of Directors (Sempra Energy June 30, 2010 Form 10-Q, Exhibit 10.2).

10.57
Sempra Energy 2008 Long Term Incentive Plan for EnergySouth, Inc. Employees and Other Eligible Individuals (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-155191 dated November 7, 2008, Exhibit 10.1).

10.58	Form of Sempra Energy 2008 Non-Employee Directors’ Stock Plan, Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.5).

10.59	Sempra Energy Amended and Restated Sempra Energy Retirement Plan for Directors (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.7).

10.60	Form of Sempra Energy 1998 Non-Employee Directors’ Stock Plan Non-Qualified Stock Option Agreement (2006 Sempra Energy Form 10-K, Exhibit 10.09).

10.61	Sempra Energy 1998 Non-Employee Directors’ Stock Plan (Registration Statement on Form S-8 Sempra Energy Registration Statement No. 333-56161 dated June 5, 1998, Exhibit 4.2).
Nuclear
Sempra Energy / San Diego Gas & Electric Company
10.62	Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.7).

10.63	Amendment No. 1 to the Qualified CPUC Decommissioning Master Trust Agreement dated September 22, 1994 (see Exhibit 10.62 above)(1994 SDG&E Form 10-K, Exhibit 10.56).

10.64
Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.62 above)(1994 SDG&E Form 10-K, Exhibit 10.57).

10.65
Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.62 above)(1996 SDG&E Form 10-K, Exhibit 10.59).

10.66
Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.62 above)(1996 SDG&E Form 10-K, Exhibit 10.60).

10.67
Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.62 above)(1999 SDG&E Form 10-K, Exhibit 10.26).

10.68
Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.62 above)(1999 SDG&E Form 10-K, Exhibit 10.27).

10.69
Seventh Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.62 above)(2003 Sempra Energy Form 10-K, Exhibit 10.42).

10.70
Eighth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated October 12, 2011 (see Exhibit 10.62 above).

10.71	Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station, approved November 25, 1987 (1992 SDG&E Form 10-K, Exhibit 10.8).

10.72
First Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.71 above)(1996 SDG&E Form 10-K, Exhibit 10.62).

10.73
Second Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.71 above)(1996 SDG&E Form 10-K, Exhibit 10.63).

10.74
Third Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.71 above)(1999 SDG&E Form 10-K, Exhibit 10.31).

10.75
Fourth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station (see Exhibit 10.71 above)(1999 SDG&E Form 10-K, Exhibit 10.32).

10.76
Fifth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated December 24, 2003 (see Exhibit 10.71 above)(2003 Sempra Energy Form 10-K, Exhibit 10.48).

10.77
Sixth Amendment to the San Diego Gas & Electric Company Nuclear Facilities Non-Qualified CPUC Decommissioning Master Trust Agreement for San Onofre Nuclear Generating Station dated October 12, 2011 (see Exhibit 10.71 above).

10.78
Second Amended San Onofre Operating Agreement among Southern California Edison Company, SDG&E, the City of Anaheim and the City of Riverside, dated February 26, 1987 (1990 SDG&E Form 10-K, Exhibit 10.6).

10.79
U. S. Department of Energy contract for disposal of spent nuclear fuel and/or high-level radioactive waste, entered into between the DOE and Southern California Edison Company, as agent for SDG&E and others; Contract DE-CR01-83NE44418, dated June 10, 1983 (1988 SDG&E Form 10-K, Exhibit 10N).

10.80	San Onofre Unit No. 1 Decommissioning Agreement between Southern California Edison Company and San Diego Gas & Electric Company dated March 23, 2000 (2009 Sempra Energy Form 10-K, Exhibit 10.62).

10.81
First Amendment to the San Onofre Unit No. 1 Decommissioning Agreement between Southern California Edison Company and San Diego Gas & Electric Company dated January 22, 2010 (2009 Sempra Energy Form 10-K, Exhibit 10.63).

EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.
Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.
EXHIBIT 13 -- ANNUAL REPORT TO SECURITY HOLDERS
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
13.1
Sempra Energy 2011 Annual Report to Shareholders. (Such report, except for the portions thereof which are expressly incorporated by reference in this Annual Report, is furnished for the information of the Securities and Exchange Commission and is not to be deemed “filed” as part of this Annual Report).

EXHIBIT 14 -- CODE OF ETHICS
San Diego Gas & Electric Company / Southern California Gas Company
14.1
Sempra Energy Code of Business Conduct and Ethics for Board of Directors and Senior Officers (also applies to directors and officers of San Diego Gas & Electric Company and Southern California Gas Company) (2006 SDG&E and SoCalGas Forms 10-K, Exhibit 14.01).

EXHIBIT 21 -- SUBSIDIARIES
Sempra Energy
21.1	Sempra Energy Schedule of Significant Subsidiaries at December 31, 2011.
EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSEL
23.1	Consents of Independent Registered Public Accounting Firm and Report on Schedule, pages 40 through 42.

23.2	Consent of Independent Registered Public Accounting Firm
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 99 – ADDITIONAL EXHIBITS
Sempra Energy
99.1	The unaudited consolidated financial statements of RBS Sempra Commodities LLP and Subsidiaries as of and for the year ended December 31, 2010 (Sempra Energy 2010 Form 10-K/A, Exhibit 99.1).

99.2
The audited consolidated financial statements of RBS Sempra Commodities LLP and Subsidiaries as of December 31, 2009, and for the year ended December 31, 2009, and the period from April 1, 2008 (Date of Commencement) to December 31, 2008, and Report of Independent Registered Public Accounting Firm (Sempra Energy 2010 Form 10-K/A, Exhibit 99.2).

EXHIBIT 101 -- INTERACTIVE DATA FILE
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

GLOSSARY

Annual Report	2011 Annual Report to Shareholders	LNG	Liquefied natural gas
Bcf	Billion cubic feet (of natural gas)	Luz del Sur	Luz del Sur S.A.A.
CARB	California Air Resources Board	Mobile Gas	Mobile Gas Service Corporation
CEC	California Energy Commission	MW	Megawatt
Chilquinta Energía	Chilquinta Energía S.A.	NRC	Nuclear Regulatory Commission
CNE	Comisión Nacional de Energía (National Energy Commission)	OSINERGMIN	Organismo Supervisor de la Inversión en Energía y Minería (Energy and Mining Investment Supervisory Body)
CPUC	California Public Utilities Commission	PEMEX	Petroleos Mexicanos (Mexican state-owned oil company)
CRE	Comisión Reguladora de Energía (Energy Regulatory Commission)	PGE	Portland General Electric Company
DOE	U.S. Department of Energy	QFs	Qualifying Facilities
DOT	Department of Transportation	RBS	The Royal Bank of Scotland plc
DWR	Department of Water Resources	RBS Sempra Commodities	RBS Sempra Commodities LLP
Edison	Southern California Edison Company	Rockies Express	Rockies Express Pipeline LLC
EPA	Environmental Protection Agency	RPS	Renewables Portfolio Standard
ERR	Eligible Renewable Energy Resource	SDG&E	San Diego Gas & Electric Company
FERC	Federal Energy Regulatory Commission	SEC	Securities and Exchange Commission
GHG	Greenhouse Gas	Sempra Utilities	San Diego Gas & Electric Company and Southern California Gas Company
IOUs	Investor-Owned Utilities	SoCalGas	Southern California Gas Company
ISFSI	Independent Spent Fuel Storage Installation	SONGS	San Onofre Nuclear Generating Station
kV	Kilovolt	The Board	Sempra Energy’s board of directors