Form 10-K/A
period 2011-12-31
SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2012-03-14
CIK 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K/A Amendment No. 1
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

EXPLANATORY NOTE

FORM 10-K/A FOR SEMPRA ENERGY, SAN DIEGO GAS & ELECTRIC COMPANY,

 AND SOUTHERN CALIFORNIA GAS COMPANY

The sole purpose of this Amendment No. 1 to the Annual Reports on Form 10-K for the separate registrants Sempra Energy, San Diego Gas & Electric Company and Southern California Gas Company for the year ended December 31, 2011, as filed on a combined basis with the Securities and Exchange Commission on February 28, 2012, is to furnish our Interactive Data Files (XBRL Exhibits) as Exhibit 101. These exhibits were inadvertently filed under Exhibit 100 in the original filing.

No other changes have been made to the combined Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the combined Form 10-K or modify or update in any way disclosures made in the combined Form 10-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEMPRA ENERGY
(Registrant)

Date: March 14, 2012	By: /s/Joseph A. Householder
Joseph A. Householder Executive Vice President, Chief Financial Officer and Chief Accounting Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY
(Registrant)

Date: March 14, 2012	By: /s/Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer

SOUTHERN CALIFORNIA GAS COMPANY
(Registrant)

Date: March 14, 2012	By: /s/ Robert Schlax
Robert Schlax Vice President, Controller and Chief Financial Officer

EXHIBIT INDEX

Exhibits filed with the original Form 10-K on February 28, 2012 are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. The exhibits filed under the Registration Statements, Proxy Statements and Forms 8-K, 10-K and 10-Q that are incorporated herein by reference were filed under Commission File Number 1-14201 (Sempra Energy), Commission File Number 1-40 (Pacific Lighting Corporation), Commission File Number 1-3779 (San Diego Gas & Electric Company) and/or Commission File Number 1-1402 (Southern California Gas Company). Exhibits filed herewith are designated by a double asterisk (**).

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

Amended and Restated Operating Order between San Diego Gas & Electric Company and the

California Department of Water Resources effective March 10, 2011. (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.4).

10.21

Amended and Restated Servicing Order between San Diego Gas & Electric Company and the

California Department of Water Resources effective March 10, 2011. (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.5).

Compensation
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
* 10.22	First Amendment to the Sempra Energy Employee and Director Savings Plan.

* 10.23	Severance Pay Agreement between Sempra Energy and M. Javade Chaudhri.

* 10.24	Severance Pay Agreement between Sempra Energy and Jessie J. Knight, Jr.

* 10.25	Severance Pay Agreement between Sempra Energy and Michael W. Allman.

* 10.26	Severance Pay Agreement between Sempra Energy and G. Joyce Rowland.

10.27	Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Debra L. Reed (Sempra Energy Form 8-K filed on July 1, 2011, Exhibit 10.1).

10.28	Amendment to Severance Pay Agreement between Sempra Energy and Mark A. Snell (Sempra Energy Form 8-K filed on September 15, 2011, Exhibit 10.1).

10.29	Severance Pay Agreement between Sempra Energy and Joseph A. Householder (Sempra Energy Form 8-K filed on September 15, 2011, Exhibit 10.2).

10.30	Amendment to the Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan. (2010 Sempra Energy Form 10-K, Exhibit 10.20)

10.31	Amendment to the Amended and Restated Sempra Energy Severance Pay Agreement between Sempra Energy and Donald E. Felsinger (see Exhibit 10.38 below) (2010 Sempra Energy Form 10-K, Exhibit 10.21).

10.32	Form of Sempra Energy 2008 Long Term Incentive Plan, 2011 Performance-Based Restricted Stock Unit Award. (Sempra Energy March 31, 2011 Form 10-Q, Exhibit 10.2).

10.33	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Performance-Based Restricted Stock Unit Award (Sempra Energy March 31, 2010 Form 10-Q, Exhibit 10.1).

10.34	Form of 2009 Sempra Energy Severance Pay Agreement (2009 Sempra Energy Form 10-K, Exhibit 10.18).

10.35	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Performance-Based Restricted Stock Unit Award (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.1).

10.36	Form of Sempra Energy 2008 Long Term Incentive Plan, 2009 Nonqualified Stock Option Agreement (March 31, 2009 Sempra Energy Form 10-Q, Exhibit 10.2).

10.37	Sempra Energy 2008 Long Term Incentive Plan (Appendix A to the 2008 Sempra Energy Definitive Proxy Statement, filed on April 15, 2008).

10.38	Form of Indemnification Agreement with Directors and Executive Officers (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.2).

10.39	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.3).

10.40	Form of Sempra Energy 2008 Long Term Incentive Plan, 2008 Nonqualified Stock Option Agreement (June 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.4).

10.41	Sempra Energy Amended and Restated Executive Life Insurance Plan (2008 Sempra Energy Form 10-K, Exhibit 10.15).

10.42	Amendment and Restatement of the Sempra Energy Cash Balance Restoration Plan (2008 Sempra Energy Form 10-K, Exhibit 10.16).

10.43	Form of Amended and Restated Sempra Energy Severance Pay Agreement (2008 Sempra Energy Form 10-K, Exhibit 10.17).

10.44	Amendment and Restatement of the Sempra Energy 2005 Deferred Compensation Plan (2008 Sempra Energy Form 10-K, Exhibit 10.18).

10.45	Amendment and Restatement of the Sempra Energy Supplemental Executive Retirement Plan (2008 Sempra Energy Form 10-K, Exhibit 10.19).

10.46	Sempra Energy Executive Personal Financial Planning Program Policy Document (September 30, 2004 Sempra Energy Form 10-Q, Exhibit 10.11).

10.47	2003 Sempra Energy Executive Incentive Plan B (2003 Sempra Energy Form 10-K, Exhibit 10.10).

10.48	Sempra Energy Executive Incentive Plan effective January 1, 2003 (2002 Sempra Energy Form 10-K, Exhibit 10.09).

10.49	Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (September 30, 2002 Sempra Energy Form 10-Q, Exhibit 10.3).

10.50	Sempra Energy Employee Stock Ownership Plan and Trust Agreement effective January 1, 2001 (September 30, 2008 Sempra Energy Form 10-Q, Exhibit 10.1).

10.51	Amendment to the Amended and Restated Sempra Energy Deferred Compensation and Excess Savings Plan (2008 Sempra Energy Form 10-K, Exhibit 10.25).

10.52	Sempra Energy Amended and Restated Executive Medical Plan. (2008 Sempra Energy Form 10-K, Exhibit 10.26).

10.53	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Performance-Based Restricted Stock Unit Award (2007 Sempra Energy Form 10-K, Exhibit 10.09).

10.54	Form of Sempra Energy 1998 Long Term Incentive Plan, 2008 Non-Qualified Stock Option Agreement (2007 Sempra Energy Form 10-K, Exhibit 10.10).

10.55	Amended and Restated Sempra Energy 1998 Long-Term Incentive Plan (June 30, 2003 Sempra Energy Form 10-Q, Exhibit 10.2).
Sempra Energy
10.56	Form of Sempra Energy 2008 Long Term Incentive Plan, 2010 Restricted Stock Unit Award for Sempra Energy’s Board of Directors (Sempra Energy June 30, 2010 Form 10-Q, Exhibit 10.2).

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

* 10.70

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

* 10.77

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

EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
* 12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.
San Diego Gas & Electric Company
* 12.2	San Diego Gas & Electric Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.
Southern California Gas Company
* 12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.
EXHIBIT 13 -- ANNUAL REPORT TO SECURITY HOLDERS
Sempra Energy / San Diego Gas & Electric Company / Southern California Gas Company
* 13.1

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

EXHIBIT 21 -- SUBSIDIARIES
Sempra Energy
* 21.1	Sempra Energy Schedule of Significant Subsidiaries at December 31, 2011.
EXHIBIT 23 -- CONSENTS OF EXPERTS AND COUNSEL
* 23.1	Consents of Independent Registered Public Accounting Firm and Report on Schedule, pages 40 through 42.

* 23.2	Consent of Independent Registered Public Accounting Firm
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
* 31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
* 31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
* 31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

* 31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

** 31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
* 32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

* 32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
* 32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

* 32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
* 32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

* 32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

** 32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 99 – ADDITIONAL EXHIBITS
Sempra Energy
99.1	The unaudited consolidated financial statements of RBS Sempra Commodities LLP and Subsidiaries as of and for the year ended December 31, 2010 (Sempra Energy 2010 Form 10-K/A, Exhibit 99.1).

99.2

The audited consolidated financial statements of RBS Sempra Commodities LLP and Subsidiaries as of December 31, 2009, and for the year ended December 31, 2009, and the period from April 1, 2008 (Date of Commencement) to December 31, 2008, and Report of Independent Registered Public Accounting Firm (Sempra Energy 2010 Form 10-K/A, Exhibit 99.2).

EXHIBIT 101 -- INTERACTIVE DATA FILE
** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document