Form 10-Q
period 2012-03-31
SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2012-05-04
CIK 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		March 31, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2000

1-3779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-1402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on April 30, 2012:

Sempra Energy	240,991,088 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	92
Item 4.	Controls and Procedures	93

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	94
Item 1A.	Risk Factors	94
Item 6.	Exhibits	94

Signatures		96

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

In this report, when we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “contemplates,” “intends,” “depends,” “should,” “could,” “would,” “will,” “may,” “potential,” “target,” “pursue,” “goals,” or similar expressions, or when we discuss our guidance, strategy, plans, goals, initiatives, objectives or intentions, we are making forward-looking statements.

Factors, among others, that could cause our actual results and future actions to differ materially from those described in forward-looking statements include

▪	local, regional, national and international economic, competitive, political, legislative and regulatory conditions and developments;

▪
actions by the California Public Utilities Commission, California State Legislature, Federal Energy Regulatory Commission, U.S. Department of Energy, Nuclear Regulatory Commission, California Energy Commission, California Air Resources Board, and other regulatory, governmental and environmental bodies in the United States and other countries in which we operate;

▪	capital markets conditions, including the availability of credit and the liquidity of our investments;

▪	inflation, interest and exchange rates;

▪	the impact of benchmark interest rates, generally U.S. Treasury bond and Moody’s A-rated utility bond yields, on our California Utilities’ cost of capital;

▪
the timing and success of business development efforts and construction, maintenance and capital projects, including risks inherent in the ability to obtain, and the timing of granting of, permits, licenses, certificates and other authorizations;

▪	energy markets, including the timing and extent of changes and volatility in commodity prices;

▪	the availability of electric power, natural gas and liquefied natural gas, including disruptions caused by failures in the North American transmission grid, pipeline explosions and equipment failures;

▪	weather conditions, natural disasters, catastrophic accidents, and conservation efforts;

▪	risks inherent in nuclear power generation and radioactive materials storage, including the catastrophic release of such materials;

▪	risks posed by decisions and actions of third parties who control the operations of investments in which we do not have a controlling interest;

▪	wars, terrorist attacks and cybersecurity threats;

▪	business, regulatory, environmental and legal decisions and requirements;

▪	expropriation of assets by foreign governments and title and other property disputes;

▪	the status of deregulation of retail natural gas and electricity delivery;

▪	the inability or determination not to enter into long-term supply and sales agreements or long-term firm capacity agreements;

▪	the resolution of litigation; and

▪	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and in our Annual Report on Form 10-K and other reports that we file with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Three months ended March 31,
	2012	2011(1)
	(unaudited)
REVENUES
Utilities	$2,091	$1,946
Energy-related businesses	292	488
Total revenues	2,383	2,434
EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(431)	(642)
Cost of electric fuel and purchased power	(388)	(171)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(129)	(230)
Other cost of sales	(33)	(23)
Operation and maintenance	(671)	(639)
Depreciation and amortization	(257)	(230)
Franchise fees and other taxes	(96)	(95)
Equity earnings, before income tax	12	1
Other income, net	75	43
Interest income	5	3
Interest expense	(113)	(108)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	357	343
Income tax expense	(117)	(114)
Equity earnings, net of income tax	11	31
Net income	251	260
Earnings attributable to noncontrolling interests	(13)	(4)
Preferred dividends of subsidiaries	(2)	(2)
Earnings	$236	$254

Basic earnings per common share	$0.98	$1.06
Weighted-average number of shares outstanding, basic (thousands)	240,566	240,128

Diluted earnings per common share	$0.97	$1.05
Weighted-average number of shares outstanding, diluted (thousands)	243,761	241,903
Dividends declared per share of common stock	$0.60	$0.48
(1)		As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2012			2011(1)
	(unaudited)
		Non-			Non-
	Sempra	controlling		Sempra	controlling
	Energy	Interests	Total	Energy	Interests	Total
Net income	$238	$13	$251	$256	$4	$260
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	67	4	71	(6)	―	(6)
Net actuarial gain	1	―	1	2	―	2
Financial instruments	3	―	3	2	1	3
Total other comprehensive income (loss)	71	4	75	(2)	1	(1)
Total comprehensive income	309	17	326	254	5	259
Preferred dividends of subsidiaries	(2)	―	(2)	(2)	―	(2)
Total comprehensive income, after preferred
dividends of subsidiaries	$307	$17	$324	$252	$5	$257
(1)	As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2012	2011(1)(2)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$404	$252
Restricted cash	23	24
Trade accounts receivable, net	1,062	1,198
Other accounts and notes receivable, net	177	147
Inventories	222	346
Regulatory balancing accounts — undercollected	71	38
Regulatory assets	105	89
Fixed-price contracts and other derivatives	83	85
Settlement receivable related to wildfire litigation	5	10
Other	146	143
Total current assets	2,298	2,332

Investments and other assets:
Restricted cash	24	22
Regulatory assets arising from pension and other postretirement
benefit obligations	1,074	1,126
Regulatory assets arising from wildfire litigation costs	603	594
Other regulatory assets	1,070	1,060
Nuclear decommissioning trusts	865	804
Investments	1,722	1,671
Goodwill	1,071	1,036
Other intangible assets	443	448
Sundry	799	691
Total investments and other assets	7,671	7,452

Property, plant and equipment:
Property, plant and equipment	31,995	31,192
Less accumulated depreciation and amortization	(7,919)	(7,727)
Property, plant and equipment, net ($488 and $494 at March 31, 2012 and December 31, 2011, respectively, related to VIE)	24,076	23,465
Total assets	$34,045	$33,249
(1)	As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.
(2) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2012	2011(1)(2)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$426	$449
Accounts payable — trade	901	983
Accounts payable — other	112	124
Income taxes payable	53	5
Deferred income taxes	172	173
Dividends and interest payable	297	219
Accrued compensation and benefits	203	323
Regulatory balancing accounts — overcollected	240	105
Current portion of long-term debt	713	336
Fixed-price contracts and other derivatives	92	92
Customer deposits	148	142
Reserve for wildfire litigation	441	586
Other	682	615
Total current liabilities	4,480	4,152
Long-term debt ($342 and $345 at March 31, 2012 and December 31, 2011, respectively, related to VIE)	10,180	10,078

Deferred credits and other liabilities:
Customer advances for construction	143	142
Pension and other postretirement benefit obligations, net of plan assets	1,373	1,423
Deferred income taxes	1,601	1,520
Deferred investment tax credits	48	49
Regulatory liabilities arising from removal obligations	2,621	2,551
Asset retirement obligations	1,927	1,905
Other regulatory liabilities	80	87
Fixed-price contracts and other derivatives	281	301
Deferred credits and other	862	784
Total deferred credits and other liabilities	8,936	8,762
Contingently redeemable preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 241 million and 240 million shares
outstanding at March 31, 2012 and December 31, 2011, respectively; no par value)	2,117	2,104
Retained earnings	8,254	8,162
Deferred compensation	(1)	(2)
Accumulated other comprehensive income (loss)	(418)	(489)
Total Sempra Energy shareholders’ equity	9,952	9,775
Preferred stock of subsidiaries	20	20
Other noncontrolling interests	398	383
Total equity	10,370	10,178
Total liabilities and equity	$34,045	$33,249
(1)	As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.
(2) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2012	2011(1)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$251	$260
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	257	230
Deferred income taxes and investment tax credits	31	82
Equity earnings	(23)	(32)
Fixed-price contracts and other derivatives	(12)	(9)
Other	14	(13)
Net change in other working capital components	168	297
Changes in other assets	12	(5)
Changes in other liabilities	1	(5)
Net cash provided by operating activities	699	805

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(811)	(607)
Expenditures for investments	(51)	(4)
Distributions from investments	8	21
Purchases of nuclear decommissioning and other trust assets	(134)	(45)
Proceeds from sales by nuclear decommissioning and other trusts	135	46
Decrease in restricted cash	39	160
Increase in restricted cash	(40)	(320)
Other	(5)	(7)
Net cash used in investing activities	(859)	(756)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(115)	(94)
Preferred dividends paid by subsidiaries	(2)	(2)
Issuances of common stock	13	15
Repurchases of common stock	(16)	(18)
Issuances of debt (maturities greater than 90 days)	1,008	803
Payments on debt (maturities greater than 90 days)	(347)	(260)
Decrease in short-term debt, net	(224)	(192)
Other	(7)	6
Net cash provided by financing activities	310	258

Effect of exchange rate changes on cash and cash equivalents	2	―

Increase in cash and cash equivalents	152	307
Cash and cash equivalents, January 1	252	912
Cash and cash equivalents, March 31	$404	$1,219
(1)		As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2012	2011
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$62	$63
Income tax payments, net of refunds	38	37

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued capital expenditures	$336	$233
Dividends declared but not paid	151	118
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended March 31,
	2012	2011
	(unaudited)
Operating revenues
Electric	$671	$665
Natural gas	163	175
Total operating revenues	834	840
Operating expenses
Cost of electric fuel and purchased power	163	171
Cost of natural gas	67	83
Operation and maintenance	268	273
Depreciation and amortization	112	103
Franchise fees and other taxes	46	47
Total operating expenses	656	677
Operating income	178	163
Other income, net	30	16
Interest expense	(36)	(36)
Income before income taxes	172	143
Income tax expense	(60)	(49)
Net income	112	94
Earnings attributable to noncontrolling interest	(6)	(4)
Earnings	106	90
Preferred dividend requirements	(1)	(1)
Earnings attributable to common shares	$105	$89
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2012			2011
	(unaudited)
		Non-			Non-
		controlling			controlling
	SDG&E	Interest	Total	SDG&E	Interest	Total
Net income	$106	$6	$112	$90	$4	$94
Other comprehensive income, net of tax:
Financial instruments	―	―	―	―	1	1
Total other comprehensive income	―	―	―	―	1	1
Total comprehensive income	$106	$6	$112	$90	$5	$95
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2012	2011(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139	$29
Restricted cash	18	21
Accounts receivable – trade, net	228	267
Accounts receivable – other, net	23	23
Due from unconsolidated affiliates	1	67
Income taxes receivable	109	102
Inventories	77	82
Regulatory balancing accounts, net	71	38
Regulatory assets arising from fixed-price contracts and other derivatives	81	67
Other regulatory assets	11	11
Fixed-price contracts and other derivatives	28	27
Settlement receivable related to wildfire litigation	5	10
Other	37	51
Total current assets	828	795

Other assets:
Restricted cash	24	22
Deferred taxes recoverable in rates	585	570
Regulatory assets arising from fixed-price contracts and other derivatives	183	191
Regulatory assets arising from pension and other postretirement
benefit obligations	314	309
Regulatory assets arising from wildfire litigation costs	603	594
Other regulatory assets	162	160
Nuclear decommissioning trusts	865	804
Income taxes receivable	104	―
Sundry	73	70
Total other assets	2,913	2,720

Property, plant and equipment:
Property, plant and equipment	13,352	13,003
Less accumulated depreciation and amortization	(3,045)	(2,963)
Property, plant and equipment, net ($488 and $494 at March 31, 2012 and December 31, 2011, respectively, related to VIE)	10,307	10,040
Total assets	$14,048	$13,555
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2012	2011(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$305	$375
Due to unconsolidated affiliates	36	14
Deferred income taxes	59	62
Accrued compensation and benefits	65	124
Current portion of long-term debt	19	19
Fixed-price contracts and other derivatives	59	55
Customer deposits	67	62
Reserve for wildfire litigation	441	586
Other	202	139
Total current liabilities	1,253	1,436
Long-term debt ($342 and $345 at March 31, 2012 and December 31, 2011, respectively, related to VIE)	4,303	4,058

Deferred credits and other liabilities:
Customer advances for construction	19	20
Pension and other postretirement benefit obligations, net of plan assets	347	342
Deferred income taxes	1,337	1,167
Deferred investment tax credits	25	26
Regulatory liabilities arising from removal obligations	1,527	1,462
Asset retirement obligations	704	693
Fixed-price contracts and other derivatives	232	243
Deferred credits and other	270	188
Total deferred credits and other liabilities	4,461	4,141
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,338
Retained earnings	2,516	2,411
Accumulated other comprehensive income (loss)	(10)	(10)
Total SDG&E shareholder's equity	3,844	3,739
Noncontrolling interest	108	102
Total equity	3,952	3,841
Total liabilities and equity	$14,048	$13,555
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112	$94
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	112	103
Deferred income taxes and investment tax credits	152	75
Fixed price contracts and other derivatives	(3)	(4)
Other	(27)	(12)
Net change in other working capital components	(85)	241
Changes in other assets	8	7
Changes in other liabilities	(3)	(3)
Net cash provided by operating activities	266	501

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(398)	(348)
Purchases of nuclear decommissioning trust assets	(133)	(44)
Proceeds from sales by nuclear decommissioning trusts	131	42
Decrease in restricted cash	37	109
Increase in restricted cash	(36)	(311)
Net cash used in investing activities	(399)	(552)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	―	200
Preferred dividends paid	(1)	(1)
Issuance of long-term debt	249	―
Payments on long-term debt	(3)	(3)
Other	(2)	―
Net cash provided by financing activities	243	196

Increase in cash and cash equivalents	110	145
Cash and cash equivalents, January 1	29	127
Cash and cash equivalents, March 31	$139	$272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$17	$17
Income tax (refunds) payments, net	(62)	24

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued capital expenditures	$134	$145
Dividends declared but not paid	1	1
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended March 31,
	2012	2011
	(unaudited)

Operating revenues	$880	$1,056
Operating expenses
Cost of natural gas	349	531
Operation and maintenance	289	288
Depreciation and amortization	87	81
Franchise fees and other taxes	36	37
Total operating expenses	761	937
Operating income	119	119
Other income, net	4	3
Interest expense	(17)	(17)
Income before income taxes	106	105
Income tax expense	(40)	(37)
Net income/Earnings attributable to common shares	$66	$68
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2012	2011
	(unaudited)
Net income	$66	$68
Total other comprehensive income, net of tax	―	―
Comprehensive income attributable to common and preferred shareholders	$66	$68
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2012	2011(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70	$36
Accounts receivable – trade, net	457	578
Accounts receivable – other, net	70	63
Due from unconsolidated affiliates	229	40
Income taxes receivable	―	17
Inventories	42	151
Regulatory assets	7	9
Temporary LIFO liquidation	32	―
Other	26	28
Total current assets	933	922

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	751	808
Other regulatory assets	138	137
Sundry	8	8
Total other assets	897	953

Property, plant and equipment:
Property, plant and equipment	10,679	10,565
Less accumulated depreciation and amortization	(4,017)	(3,965)
Property, plant and equipment, net	6,662	6,600
Total assets	$8,492	$8,475
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2012	2011(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable – trade	$195	$315
Accounts payable – other	73	78
Due to unconsolidated affiliate	―	2
Income taxes payable	5	―
Deferred income taxes	44	44
Accrued compensation and benefits	82	99
Regulatory balancing accounts, net	240	105
Current portion of long-term debt	256	257
Customer deposits	76	75
Other	197	172
Total current liabilities	1,168	1,147
Long-term debt	1,063	1,064
Deferred credits and other liabilities:
Customer advances for construction	111	110
Pension and other postretirement benefit obligations, net of plan assets	778	833
Deferred income taxes	599	576
Deferred investment tax credits	22	23
Regulatory liabilities arising from removal obligations	1,080	1,075
Asset retirement obligations	1,173	1,161
Deferred taxes refundable in rates	80	87
Deferred credits and other	209	206
Total deferred credits and other liabilities	4,052	4,071

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	1,342	1,326
Accumulated other comprehensive income (loss)	(21)	(21)
Total shareholders' equity	2,209	2,193
Total liabilities and shareholders' equity	$8,492	$8,475
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66	$68
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	87	81
Deferred income taxes and investment tax credits	14	48
Other	(1)	(2)
Net change in other working capital components	280	168
Changes in other assets	3	12
Changes in other liabilities	―	(4)
Net cash provided by operating activities	449	371

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(165)	(168)
Increase in loans to affiliates, net	(200)	(287)
Net cash used in investing activities	(365)	(455)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(50)	(50)
Payment of long-term debt	―	(250)
Net cash used in financing activities	(50)	(300)

Increase (decrease) in cash and cash equivalents	34	(384)
Cash and cash equivalents, January 1	36	417
Cash and cash equivalents, March 31	$70	$33

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$5	$8
Income tax refunds, net	17	14

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued capital expenditures	$64	$76
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. GENERAL

PRINCIPLES OF CONSOLIDATION

2012 Business Segment Realignment

Effective January 1, 2012, management realigned some of the company’s major subsidiaries to better fit its strategic direction and to enhance the management and integration of our assets. This realignment resulted in a change in reportable segments in 2012. In accordance with accounting principles generally accepted in the United States (GAAP), historical information for Sempra Energy has been restated in its Condensed Consolidated Financial Statements and these Notes to reflect the effect of this change. All discussions of our operating units and reportable segments in these Notes reflect the new segments and operating structure.

Sempra Energy

Sempra Energy’s Condensed Consolidated Financial Statements include the accounts of Sempra Energy, a California-based Fortune 500 holding company, and its consolidated subsidiaries and a variable interest entity (VIE). Sempra Energy’s principal operating units are

▪	San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas);

▪	Sempra International, which includes our Sempra South American Utilities and Sempra Mexico reportable segments; and

▪	Sempra U.S. Gas & Power, which includes our Sempra Renewables and Sempra Natural Gas reportable segments.

We provide descriptions of each of our segments in Note 11.

We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include the utilities in our Sempra International and Sempra U.S. Gas & Power operating units. Sempra Global is the holding company for most of our subsidiaries that are not subject to California utility regulation. All references in these Notes to “Sempra International,” “Sempra U.S. Gas & Power” and their respective reportable segments are not intended to refer to any legal entity with the same or similar name.

Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control. We discuss our investments in unconsolidated subsidiaries in Note 4 herein and Note 4 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

SDG&E

SDG&E’s Condensed Consolidated Financial Statements include its accounts and the accounts of a VIE of which SDG&E is the primary beneficiary, as we discuss in Note 5 under “Variable Interest Entities.” SDG&E’s common stock is wholly owned by Enova Corporation, which is a wholly owned subsidiary of Sempra Energy.

SoCalGas

SoCalGas’ Condensed Consolidated Financial Statements include its subsidiaries, which comprise less than one percent of its consolidated financial position and results of operations. SoCalGas’ common stock is wholly owned by Pacific Enterprises (PE), which is a wholly owned subsidiary of Sempra Energy.

BASIS OF PRESENTATION

This is a combined report of Sempra Energy, SDG&E and SoCalGas. We provide separate information for SDG&E and SoCalGas as required. References in this report to “we,” “our” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, unless otherwise indicated by the context. We have eliminated intercompany accounts and transactions within the consolidated financial statements of each reporting entity.

We have prepared the Condensed Consolidated Financial Statements in conformity with GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after March 31, 2012 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.  These adjustments are only of a normal, recurring nature.

As we discuss in Note 3, in April 2011, Sempra South American Utilities acquired controlling interests in two electric distribution utilities in South America. Sempra Natural Gas owns Mobile Gas Service Corporation (Mobile Gas) in southwest Alabama and Sempra Mexico owns Ecogas Mexico, S de RL de CV (Ecogas) in Northern Mexico, both natural gas distribution utilities. Previous to the quarterly report for the quarter ended June 30, 2011, we provided separate revenue and cost of revenue information on our consolidated statements of operations for the California Utilities only, as the amounts for Mobile Gas and Ecogas were immaterial. Due to the addition of the South American utilities, beginning with the quarterly report for the quarter ended June 30, 2011, we have provided separate revenue and cost of revenue information on the Condensed Consolidated Statements of Operations on a combined basis for all of our utilities. Accordingly, amounts in the quarterly period ended March 31, 2011 have been reclassified to conform with the current year presentation.

All December 31, 2011 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2011 consolidated financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the interim-period-reporting provisions of GAAP and the Securities and Exchange Commission.

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (the Annual Report) which is a combined report for Sempra Energy, SDG&E and SoCalGas.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We follow the same accounting policies for interim reporting purposes, except for the change in accounting principle discussed below and the adoption of new accounting standards as we discuss in Note 2.

The California Utilities, Sempra Natural Gas’ Mobile Gas and Sempra Mexico’s Ecogas prepare their financial statements in accordance with GAAP provisions governing regulated operations, as we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Change in Accounting Principle

Effective January 1, 2012, we changed our method of accounting for investment tax credits (ITC) from the flow-through method to the deferral method for Sempra Energy. Under the flow-through method, we reduced our income tax expense by the amount of ITC in the year in which the qualifying assets were placed in service. Under the deferral method, we record ITC in the year when the qualifying assets are placed in service as a reduction to the cost of the asset that generated the ITC. This results in lower book depreciation over the life of the asset. This change has no historical or prospective impact on the California Utilities because ITC is effectively deferred as a result of the application of regulatory accounting required under GAAP.

The flow-through method and the deferral method are both acceptable under GAAP, but the deferral method is the preferred method. We believe that the deferral method is preferable for the ITC we receive because it recognizes ITC benefits over the same periods as the associated costs for which the ITC are intended to compensate.

We applied this change in accounting principle by retrospectively adjusting the historical financial statement amounts for all periods presented. Upon adopting the deferral method, we recorded an adjustment for the cumulative effect of the change in accounting principle to reduce Sempra Energy Consolidated retained earnings as of January 1, 2011 by $37 million.

For certain solar generating assets being placed into service during 2012, we have elected to seek cash grants rather than ITC for which the projects also qualify. Accordingly, cash grant accounting, which is similar to deferral accounting of ITC, is required to be applied. As a result, the impact of our change in accounting policy for ITC on our financial statements for the three months ending March 31, 2012 is insignificant.

The following tables summarize the effects of the change in accounting principle on Sempra Energy Consolidated’s condensed financial statements for historical periods presented.

EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
(Dollars in millions, except per share amounts)
	Three months ended March 31, 2011
	As
	Originally		Retrospectively
Sempra Energy Consolidated	Reported	Adjustments	Adjusted
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Depreciation and amortization	$231	$(1)	$230
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	342	1	343
Income tax expense	109	5	114
Net income	264	(4)	260
Earnings	258	(4)	254

Basic earnings per common share	$1.07	$(0.01)	$1.06
Diluted earnings per common share	$1.07	$(0.02)	$1.05

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Net income	$264	$(4)	$260
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	231	(1)	230
Deferred income taxes and investment tax credits	88	(6)	82
Net change in other working capital components (income taxes)	286	11	297

	As of December 31, 2011
	As
	Originally		Retrospectively
	Reported	Adjustments	Adjusted
CONDENSED CONSOLIDATED BALANCE SHEET
Property, plant and equipment	$31,303	$(111)	$31,192
Less accumulated depreciation and amortization	(7,731)	4	(7,727)
Property, plant and equipment, net	$23,572	$(107)	$23,465

Income taxes payable	$16	$(11)	$5
Deferred income taxes, noncurrent liability	1,554	(34)	1,520
Deferred credits and other	783	1	784
Retained earnings(1)	8,225	(63)	8,162
(1)
Adjustment includes the cumulative effect of the change in accounting principle of reductions in net income and earnings of $26 million, $30 million, a negligible amount, and $7 million for the years ended December 31, 2011, 2010, 2009 and 2008, respectively.

NOTE 2. NEW ACCOUNTING STANDARDS

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, cash flows or disclosures.

SEMPRA ENERGY, SDG&E AND SOCALGAS

Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRSs)” (ASU 2011-04): ASU 2011-04 amends Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, and provides changes in the wording used to describe the requirements for measuring fair value and disclosing information about fair value measurement.  ASU 2011-04 results in common fair value measurement and disclosure requirements under both GAAP and IFRSs.

ASU 2011-04 expands fair value measurement disclosures for Level 3 instruments to require

▪	quantitative information about the unobservable inputs

▪	a description of the valuation process

▪	a qualitative discussion about the sensitivity of the measurements

We adopted ASU 2011-04 on January 1, 2012 and it did not affect our financial position, results of operations or cash flows.  The required disclosure is provided in Note 8.

ASU 2011-05, “Presentation of Comprehensive Income” (ASU 2011-05) and ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (ASU 2011-12): ASU 2011-05 amends ASC Topic 220, Comprehensive Income, and eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  The ASU allows an entity an option to present the components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements.

ASU 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or the earnings per share computation.

ASU 2011-12 defers the requirement to separately present on the face of the statement of operations or statement of comprehensive income reclassification adjustments for items that are reclassified from other comprehensive income to net income.

We adopted ASU 2011-05 on January 1, 2012 and have elected to present the components of net income and other comprehensive income in two separate, but consecutive, statements.

ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11): In order to allow for balance sheet comparison between GAAP and IFRSs, ASU 2011-11 requires enhanced disclosures related to financial assets and liabilities eligible for offsetting in the statement of financial position.  An entity will have to disclose both gross and net information about financial instruments and transactions subject to a master netting arrangement and eligible for offset, including cash collateral received and posted.

We will adopt ASU 2011-11 on January 1, 2013 as required and do not expect it to affect our financial position, results of operations or cash flows. We will provide the additional disclosure in our 2013 interim financial statements.

NOTE 3. ACQUISITION AND INVESTMENT ACTIVITY

We discuss our investments in unconsolidated entities in Note 4.

SEMPRA SOUTH AMERICAN UTILITIES

Chilquinta Energía S.A. (Chilquinta Energía) and Luz del Sur S.A.A. (Luz del Sur)

On April 6, 2011, Sempra South American Utilities acquired from AEI its interests in Chilquinta Energía in Chile and Luz del Sur in Peru, and their subsidiaries. Prior to the acquisition, Sempra South American Utilities and AEI each owned 50 percent of Chilquinta Energía and approximately 38 percent of Luz del Sur and accounted for the investments under the equity method. Upon completion of the acquisition and a public tender offer to the minority shareholders of Luz del Sur, Sempra South American Utilities owned 100 percent of Chilquinta Energía and approximately 80 percent of Luz del Sur, with the remaining shares of Luz del Sur held by institutional investors and the general public. As part of the transaction, Sempra South American Utilities also acquired AEI’s interests in two energy-services companies, Tecnored S.A. (Tecnored) and Tecsur S.A. (Tecsur). We provide additional information about Sempra South American Utilities’ acquisition of Chilquinta Energía and Luz del Sur and the public tender offer in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 include 100 percent of the acquired companies’ revenues, net income and earnings of $357 million, $49 million and $43 million, respectively.  Net income and earnings include holding companies reported in Parent and Other. For the three months ended March 31, 2011, the acquired companies were accounted for as equity method investments and equity earnings were $12 million for each of Chilquinta Energía and Luz del Sur.

Following are pro forma revenues and earnings for Sempra Energy had the acquisition occurred at the beginning of the year prior to the year of acquisition, which primarily reflect the incremental increase to revenues and earnings from our increased ownership and consolidation of the entities acquired. Although some short-term debt borrowings may have resulted from the actual acquisition in 2011, we have not assumed any additional interest expense in the pro forma impact on earnings below, as the amounts would be immaterial due to the low interest rates available to us on commercial paper.  The pro forma amounts do not include the impact of the increased ownership in Luz del Sur resulting from the tender offer completed in September 2011 discussed above and in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

Three months ended
(Dollars in millions)	March 31, 2011
Revenues	$2,777
Earnings	279

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We provide additional information concerning all of our equity method investments in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA RENEWABLES

For the three months ended March 31, 2012, Sempra Renewables invested $50 million in its renewable wind generation joint ventures, of which $43 million was invested in the Flat Ridge 2 Wind Farm project.

SEMPRA NATURAL GAS

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express Pipeline (REX), that links producing areas in the Rocky Mountains region to the upper Midwest and the eastern United States.  Kinder Morgan Energy Partners L.P. (KMP) and ConocoPhillips (Conoco) own the remaining interests of 50 percent and 25 percent, respectively.  Our total investment in Rockies Express is accounted for as an equity method investment.

KMP has announced its intention to sell certain assets, including its interest in REX.  KMP is proposing to divest these assets in order for KMP’s general partner, Kinder Morgan, Inc., to obtain approval for a proposed acquisition.  We believe that this sales process could result in an indication of fair value for KMP’s interest in REX.  If so, we would consider what, if any, impacts this information could have on our recorded value for REX.  If such information indicated an impairment of our investment, we would also need to evaluate whether such impairment, if any, was other than temporary, in accordance with applicable accounting standards for equity method investments.

RBS SEMPRA COMMODITIES

RBS Sempra Commodities LLP (RBS Sempra Commodities) is a United Kingdom limited liability partnership that owned and operated commodities-marketing businesses previously owned by us.  We and our partner in the joint venture, The Royal Bank of Scotland plc (RBS), sold substantially all of the partnership’s businesses and assets in four separate transactions completed in July, November and December of 2010 and February of 2011.  We account for our investment in RBS Sempra Commodities under the equity method, and report our share of partnership earnings and other associated costs in Parent and Other.

In April 2011, we and RBS entered into a letter agreement (Letter Agreement) which amended certain provisions of the agreements that formed RBS Sempra Commodities.  The Letter Agreement addresses the wind-down of the partnership and the distribution of the partnership’s remaining assets. The investment balance of $126 million at March 31, 2012 reflects remaining distributions expected to be received from the partnership in accordance with the Letter Agreement.  The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 under “Other Litigation.”  In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership.

In connection with the Letter Agreement described above, we also released RBS from its indemnification obligations with respect to the items for which J.P. Morgan Chase & Co. (JP Morgan), one of the buyers of the partnership’s businesses, has agreed to indemnify us.

Pretax equity losses from RBS Sempra Commodities were $8 million for the three months ended March 31, 2011.  We recorded no equity earnings or loss related to the partnership in the first quarter of 2012.  The fair value measurement of our investment in RBS Sempra Commodities was significantly impacted by unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements which we discuss in Note 11 in the Notes to Consolidated Financial Statements in the Annual Report.  The inputs included estimated future cash distributions expected from the partnership.

We discuss the RBS Sempra Commodities sales transactions, the Letter Agreement and other matters concerning the partnership in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 5. OTHER FINANCIAL DATA

TEMPORARY LIFO LIQUIDATION

SoCalGas values natural gas inventory by the last-in first-out (LIFO) method. As inventories are sold, differences between the LIFO valuation and the estimated replacement cost are reflected in customer rates. Temporary LIFO liquidation represents the difference between the carrying value of natural gas inventory withdrawn during the period for delivery to customers and the projected cost of the replacement of that inventory during summer months.

VARIABLE INTEREST ENTITIES (VIE)

We consolidate a VIE if we are the primary beneficiary of the VIE. Our determination of whether we are the primary beneficiary is based upon qualitative and quantitative analyses, which assess

▪	the purpose and design of the VIE;

▪	the nature of the VIE’s risks and the risks we absorb;

▪	the power to direct activities that most significantly impact the economic performance of the VIE; and

▪	the obligation to absorb losses or right to receive benefits that could be significant to the VIE.

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

Otay Mesa VIE

SDG&E has a 10-year agreement to purchase power generated at the Otay Mesa Energy Center (OMEC), a 605-megawatt (MW) generating facility that began operations in October 2009. In addition to tolling, the agreement provides SDG&E with the option to purchase the power plant at the end of the contract term in 2019, or upon earlier termination of the purchased-power agreement, at a predetermined price subject to adjustments based on performance of the facility. If SDG&E does not exercise its option, under certain circumstances, it may be required to purchase the power plant at a predetermined price, which we refer to as the put option.

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary.  SDG&E has no OMEC LLC voting rights and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. Sempra Energy and SDG&E have consolidated Otay Mesa VIE since the second quarter of 2007. Otay Mesa VIE’s equity of $108 million at March 31, 2012 and $102 million at December 31, 2011 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $352 million at March 31, 2012, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC’s property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Other Variable Interest Entities

SDG&E’s power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates the respective entities to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary as of March 31, 2012. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

Sempra Energy’s other business units also enter into arrangements which could include variable interests. We evaluate these arrangements and applicable entities based upon the qualitative and quantitative analyses described above. Certain of these entities are service companies that are VIEs. As the primary beneficiary of these service companies, we consolidate them. In all other cases, we have determined that these contracts are not variable interests in a VIE and therefore are not subject to the requirements of GAAP concerning the consolidation of VIEs.

The Condensed Consolidated Statements of Operations of Sempra Energy and SDG&E include the following amounts associated with Otay Mesa VIE. The amounts are net of eliminations of transactions between SDG&E and Otay Mesa VIE. The financial statements of other consolidated VIEs are not material to the financial statements of Sempra Energy. The captions on the table below correspond to SDG&E’s Condensed Consolidated Statements of Operations.

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended March 31,
	2012		2011

Operating revenues
Electric	$	―	$	―
Natural gas		―		―
Total operating revenues		―		―
Operating expenses
Cost of electric fuel and purchased power		(19)		(17)
Operation and maintenance		4		4
Depreciation and amortization		6		6
Total operating expenses		(9)		(7)
Operating income		9		7
Interest expense		(3)		(3)
Income before income taxes/Net income		6		4
Earnings attributable to noncontrolling interest		(6)		(4)
Earnings	$	―	$	―

We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

GOODWILL

Goodwill is the excess of the purchase price over the fair value of the identifiable net assets of acquired companies measured at the time of acquisition. Goodwill is not amortized but is tested annually on October 1 for impairment. Impairment of goodwill occurs when the carrying amount (book value) of goodwill exceeds its implied fair value.  If the carrying value of the reporting unit, including goodwill, exceeds its fair value, and the book value of goodwill is greater than its fair value on the test date, we record a goodwill impairment loss.

Goodwill included on the Sempra Energy Condensed Consolidated Balance Sheets is recorded as follows:

GOODWILL
(Dollars in millions)
	Sempra
	South American	Sempra	Sempra
	Utilities	Mexico	Natural Gas	Total
Balance as of December 31, 2011	$949	$25	$62	$1,036
Foreign currency translation(1)	35	―	―	35
Balance at March 31, 2012	$984	$25	$62	$1,071
(1)	We record the offset of this fluctuation to other comprehensive income.

We provide additional information concerning goodwill in Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Annual Report.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Remeasurement

The SoCalGas union collective bargaining agreement (CBA) covering wages, hours, working conditions and medical and other benefit plans was ratified on March 1, 2012 and is effective January 1, 2012 through September 30, 2015.  The new CBA includes a change in plans offered for post-65 medical benefits. As a result, SoCalGas changed the option for administering the Medicare Part D benefit to an Employer Group Waiver Plan (EGWP). The EGWP allows a plan sponsor to contract with a Medicare Part D sponsor to receive the benefit of the subsidy through reduced premiums. Because this change in benefits is a significant event under GAAP, SoCalGas was required to remeasure the benefit obligations for this postretirement welfare plan as of February 29, 2012 and selected a discount rate of 4.65% for the remeasurement. The effect of the remeasurement was a $66 million decrease in the recorded liability for other postretirement benefits as of March 31, 2012 at SoCalGas and Sempra Energy Consolidated. We discuss the Medicare Part D benefit in Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
Service cost	$23	$22	$8	$7
Interest cost	41	43	14	17
Expected return on assets	(39)	(37)	(13)	(12)
Amortization of:
Prior service cost	1	1	―	―
Actuarial loss	12	9	3	4
Regulatory adjustment	(30)	(29)	3	2
Total net periodic benefit cost	$8	$9	$15	$18

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
Service cost	$7	$7	$2	$2
Interest cost	12	13	2	2
Expected return on assets	(12)	(12)	(1)	(2)
Amortization of:
Prior service cost	―	1	1	1
Actuarial loss	4	2	―	―
Regulatory adjustment	(10)	(9)	―	1
Total net periodic benefit cost	$1	$2	$4	$4

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
	Three months ended March 31,			Three months ended March 31,
	2012	2011		2012	2011
Service cost	$13		$12	$5	$5
Interest cost	25		25	11	13
Expected return on assets	(24)		(22)	(11)	(10)
Amortization of:
Prior service cost (credit)	1		1	(1)	(1)
Actuarial loss	6		4	3	5
Regulatory adjustment	(20)		(20)	3	1
Total net periodic benefit cost	$1	$	―	$10	$13

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2012:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E		SoCalGas
Contributions through March 31, 2012:
Pension plans	$10	$	―	$2
Other postretirement benefit plans	15		4	10
Total expected contributions in 2012:
Pension plans	$218		$67	$113
Other postretirement benefit plans	46		14	27

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months ended March 31, 2012 and 2011. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2012	2011(1)
Numerator:
Earnings/Income attributable to common shareholders	$236	$254

Denominator:
Weighted-average common shares outstanding for basic EPS	240,566	240,128
Dilutive effect of stock options, restricted stock awards and restricted stock units	3,195	1,775
Weighted-average common shares outstanding for diluted EPS	243,761	241,903

Earnings per share:
Basic	$0.98	$1.06
Diluted	$0.97	$1.05
(1)	As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits recognized and minus tax shortfalls recognized are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price on common stock was greater than the average market price during the period (out-of-the-money options). We had 767,833 and 2,120,225 such antidilutive stock options outstanding during the three months ended March 31, 2012 and 2011, respectively.

We had no stock options outstanding during the three months ended March 31, 2012 and 10,800 stock options outstanding during the three months ended March 31, 2011 that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method.

The dilution from unvested restricted stock awards (RSAs) and restricted stock units (RSUs) is also based on the treasury stock method. Proceeds equal to the unearned compensation and windfall tax benefits recognized and minus tax shortfalls recognized related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits recognized or tax shortfalls recognized are the difference between tax deductions we would receive upon the assumed vesting of RSAs or RSUs and the deferred income taxes we recorded related to the compensation expense on such awards and units.  There were no antidilutive RSUs from the application of unearned compensation in the treasury stock method for the three months ended March 31, 2012 and 997,609 such antidilutive RSUs for the three months ended March 31, 2011.  There were 15,932 such antidilutive RSAs for the three months ended March 31, 2012 and none for the three months ended March 31, 2011.

Each performance based RSU represents the right to receive between zero and 1.5 shares of Sempra Energy common stock based on Sempra Energy’s four-year cumulative total shareholder return compared to the Standard & Poor’s (S&P) 500 Utilities Index, as follows:

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

RSAs have a maximum potential of 100 percent vesting. We include our performance based RSAs and RSUs in potential dilutive shares at zero to 100 percent and zero to 150 percent, respectively, to the extent that they currently meet the performance requirements for vesting, subject to the application of the treasury stock method. Due to market fluctuations of both Sempra Energy stock and the comparative index, dilutive RSA and RSU shares may vary widely from period-to-period. We include our RSAs, which are service based, in potential dilutive shares at 100 percent.

RSUs and RSAs may be excluded from potential dilutive shares by the application of unearned compensation in the treasury stock method or because performance goals are currently not met.  The maximum excluded RSUs and RSAs, assuming performance goals were met at maximum levels, were 3,191,073 and 3,959,911 for the three months ended March 31, 2012 and 2011, respectively.

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

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $5 million and $6 million for the three months ended March 31, 2012 and 2011, respectively. Pursuant to our share-based compensation plans, we granted 905,868 RSUs and 15,932 RSAs during the three months ended March 31, 2012, primarily in January.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, primarily at the California Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months ended March 31, 2012 and 2011.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2012	2011
Sempra Energy Consolidated:
AFUDC related to debt	$14	$8
AFUDC related to equity	35	19
Other capitalized financing costs	11	6
Total Sempra Energy Consolidated	$60	$33
SDG&E:
AFUDC related to debt	$12	$6
AFUDC related to equity	29	15
Total SDG&E	$41	$21
SoCalGas:
AFUDC related to debt	$2	$2
AFUDC related to equity	6	4
Total SoCalGas	$8	$6

COMPREHENSIVE INCOME

The amounts for comprehensive income in the Condensed Consolidated Statements of Comprehensive Income are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2012			2011
		Non-			Non-
	Sempra	controlling		Sempra	controlling
	Energy	Interests	Total	Energy	Interests	Total
Sempra Energy Consolidated:
Net actuarial gain	$1	$ ―	$1	$1	$ ―	$1
Financial instruments	3	―	3	1	―	1

Income tax amounts associated with other comprehensive income during the three months ended March 31, 2012 and 2011 at SDG&E and SoCalGas were negligible.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide a reconciliation of Sempra Energy’s and SDG&E’s shareholders’ equity and noncontrolling interests for the three months ended March 31, 2012 and 2011.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2011	$9,775	$403	$10,178
Comprehensive income	309	17	326
Preferred dividends of subsidiaries	(2)	―	(2)
Share-based compensation expense	11	―	11
Common stock dividends declared	(144)	―	(144)
Issuance of common stock	13	―	13
Repurchase of common stock	(16)	―	(16)
Common stock released from ESOP	6	―	6
Distributions to noncontrolling interests	―	(2)	(2)
Balance at March 31, 2012	$9,952	$418	$10,370
Balance at December 31, 2010	$8,990	$211	$9,201
Comprehensive income	254	5	259
Preferred dividends of subsidiaries	(2)	―	(2)
Share-based compensation expense	11	―	11
Common stock dividends declared	(115)	―	(115)
Issuance of common stock	15	―	15
Tax benefit related to share-based compensation	2	―	2
Repurchase of common stock	(17)	―	(17)
Common stock released from ESOP	7	―	7
Equity contributed by noncontrolling interests	―	1	1
Balance at March 31, 2011	$9,145	$217	$9,362

SHAREHOLDER’S EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholder’s	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2011	$3,739	$102	$3,841
Comprehensive income	106	6	112
Preferred stock dividends declared	(1)	―	(1)
Balance at March 31, 2012	$3,844	$108	$3,952
Balance at December 31, 2010	$3,108	$113	$3,221
Comprehensive income	90	5	95
Preferred stock dividends declared	(1)	―	(1)
Capital contribution	200	―	200
Equity contributed by noncontrolling interest	―	1	1
Balance at March 31, 2011	$3,397	$119	$3,516

Ownership interests that are held by owners other than Sempra Energy and SDG&E in subsidiaries or entities consolidated by them are accounted for and reported as noncontrolling interests. As a result, noncontrolling interests are reported as a separate component of equity on the Condensed Consolidated Balance Sheets.  Net income or loss attributable to the noncontrolling interests is separately identified on the Condensed Consolidated Statements of Operations, and comprehensive income attributable to the noncontrolling interests is separately identified on the Condensed Consolidated Statements of Comprehensive Income.

The preferred stock of SoCalGas is presented at Sempra Energy as a noncontrolling interest at March 31, 2012 and December 31, 2011. The preferred stock of SDG&E is contingently redeemable preferred stock. At Sempra Energy, the preferred stock dividends of both SDG&E and SoCalGas are charges against income related to noncontrolling interests. We provide additional information concerning preferred stock in Note 12 of the Notes to Consolidated Financial Statements in the Annual Report. At March 31, 2012 and December 31, 2011, Sempra Energy Consolidated reported the following other noncontrolling ownership interests held by others:

OWNERSHIP INTERESTS HELD BY OTHERS
(Dollars in millions)
	Percent Ownership Held by Others	March 31, 2012	December 31, 2011
Bay Gas Storage, Ltd.(1)	9%	$18	$17
Southern Gas Transmission Company(1)	49	1	1
Liberty Gas Storage, LLC(1)	25	9	9
Tecsur	10	3	4
Luz del Sur	20	222	216
Chilquinta Energía subsidiaries	15 - 43	37	34
Otay Mesa VIE (at SDG&E)	100	108	102
Total Sempra Energy		$398	$383
(1)	Part of Sempra Natural Gas.

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra South American Utilities has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of the segment’s Argentine investments, which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. The loan has an $18 million principal balance outstanding plus $6 million of accumulated interest at a variable interest rate (7.58 percent as of March 31, 2012). In June 2011, the maturity date of the loan was extended from June 2011 to June 30, 2012. The loan was fully reserved at March 31, 2012 and December 31, 2011.

Investments

Sempra Energy, at Parent and Other, has an investment in bonds issued by Chilquinta Energía that we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	March 31,		December 31,
	2012		2011
SDG&E
Current:
Due from SoCalGas	$	―	$2
Due from various affiliates		1	65
		$1	$67

Due to Sempra Energy		$25	$14
Due to SoCalGas		11	―
		$36	$14

Income taxes due from Sempra Energy(1)		$85	$97

SoCalGas
Current:
Due from Sempra Energy		$218	$23
Due from SDG&E		11	―
Due from various affiliates		―	17
		$229	$40

Due to SDG&E	$	―	$2

Income taxes due (to) from Sempra Energy(1)		$(9)	$17
(1)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies’ having always filed a separate return.

Revenues from unconsolidated affiliates at SDG&E and SoCalGas are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)

	Three months ended March 31,
	2012	2011
SDG&E	$2	$2
SoCalGas	15	13

Transactions with RBS Sempra Commodities

Several of our segments have engaged in transactions with RBS Sempra Commodities. As a result of the divestiture of substantially all of RBS Sempra Commodities’ businesses, transactions between our segments and RBS Sempra Commodities were assigned over time to the buyers of the joint venture businesses. The assignments of the related contracts were substantially completed by May 1, 2011. Amounts in our Condensed Consolidated Statements of Operations related to these transactions are as follows:

AMOUNTS RECORDED FOR TRANSACTIONS
WITH RBS SEMPRA COMMODITIES
(Dollars in millions)
Three months ended March 31, 2011
Revenues:
Sempra Mexico	$33
Sempra Natural Gas	12

Cost of natural gas:
Sempra Mexico	$58
Sempra Natural Gas	3

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended March 31,
	2012	2011
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$35	$19
Investment gains(1)	19	8
Gains on interest rate and foreign exchange instruments, net	11	10
Regulatory interest, net(2)	1	―
Sundry, net	9	6
Total	$75	$43
SDG&E:
Allowance for equity funds used during construction	$29	$15
Regulatory interest, net(2)	1	―
Sundry, net	―	1
Total	$30	$16
SoCalGas:
Allowance for equity funds used during construction	$6	$4
Sundry, net	(2)	(1)
Total	$4	$3
(1)
Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2) Interest on regulatory balancing accounts.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2012		2011
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$117	33%	$114	33%
SDG&E	60	35	49	34
SoCalGas	40	38	37	35

Changes in Effective Income Tax Rates

Sempra Energy Consolidated

While our effective tax rate for the three months ended March 31, 2012 remained unchanged from the prior year, it was impacted by:

▪	higher income tax expense in 2012 due to Mexican currency translation adjustments;

▪	lower deductions for self-developed software costs; and

▪	lower favorable adjustments related to prior years’ income tax issues; offset by

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; and

▪	higher planned renewable energy income tax credits and deferred income tax benefits related to renewable energy projects.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted are factored into the forecasted effective tax rate and their impact is spread evenly over the year. The forecasted items may include, among others, self-developed software, renewable energy income tax credits, exclusions from taxable income of the equity portion of AFUDC, and depreciation on a certain portion of utility plant assets. Items that cannot be reliably forecasted (e.g., adjustments related to prior years’ income tax issues, Mexican currency translation and inflation adjustments, etc.) are recorded in the interim period in which they actually occur, which can result in variability to income tax expense.

Our plan for assets placed into service in 2012 includes assets that were under construction in 2011. We have used grant accounting for these assets in anticipation of applying for cash grants. Grant accounting for cash grants is very similar to the deferral method of accounting for investment tax credits, the primary difference being the recording of a grant receivable instead of an income tax receivable.

Under the deferral method of accounting for ITC and under grant accounting for cash grants, a deferred income tax benefit, on day one, is reflected in income tax expense by recording a deferred tax asset when renewable energy assets are placed in service. This deferred tax asset results from the day-one difference in the income tax basis and financial statement basis of the renewable energy assets, referred to as the “day-one basis difference.” The financial statement basis of the assets is reduced by 100 percent of the ITC or grant expected; U.S. Federal income tax basis is reduced by only 50 percent for both ITC and grants; and state income tax basis is reduced 50 percent for grants and not at all for ITC.

SDG&E

The increase in SDG&E’s effective income tax rate for the three months ended March 31, 2012 was primarily due to:

▪	lower deductions for self-developed software costs; and

▪	lower exclusions from taxable income of the equity portion of AFUDC; offset by

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; and

▪	the impact of Otay Mesa VIE, as we discuss below.

Results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is consolidated, and therefore, their effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate.

SoCalGas

The increase in SoCalGas’ effective income tax rate for the three months ended March 31, 2012 was primarily due to:

▪	lower deductions for self-developed software costs; and

▪	unfavorable adjustments related to prior years’ income tax issues in 2012 versus favorable adjustments in 2011; offset by

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

The California Public Utilities Commission (CPUC) requires flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income taxes are not recorded to deferred income tax expense, but rather to a regulatory asset or liability. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the effective income tax rate. The following items are subject to flow-through treatment:

▪	the equity portion of AFUDC

▪	cost of removal of utility plant assets

▪	self-developed software costs

▪	depreciation on a certain portion of utility plant assets

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At March 31, 2012, Sempra Energy Consolidated had $4.1 billion in committed lines of credit to provide liquidity and to support commercial paper and variable-rate demand notes, the major components of which we detail below. Available unused credit on these lines at March 31, 2012 was $3.4 billion.

Sempra Energy

In March 2012, Sempra Energy entered into a new $1.067 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 24 lenders. No single lender has greater than a 7-percent share. The new facility replaces the $1.0 billion credit agreement set to expire in 2014.

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

At March 31, 2012, Sempra Energy had $2 million of variable-rate demand notes outstanding supported by the facility.

Sempra Global

In March 2012, Sempra Global entered into a $2.189 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 25 lenders. No single lender has greater than a 7-percent share. The new facility replaces the $2.0 billion credit agreement set to expire in 2014.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter.

At March 31, 2012, Sempra Global had $417 million of commercial paper outstanding supported by the facility. At December 31, 2011, $400 million of commercial paper outstanding was classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt. This classification has no impact on cash flows. As a result of issuances of long-term debt in the three months ended March 31, 2012, as we discuss below, none of the commercial paper outstanding at March 31, 2012 is classified as long-term debt.

California Utilities

In March 2012, SDG&E and SoCalGas entered into a new combined $877 million, five-year syndicated revolving credit agreement expiring in March 2017. JPMorgan Chase Bank, N.A. serves as administrative agent for the syndicate of 24 lenders. No single lender has greater than a 7-percent share. The agreement permits each utility to individually borrow up to $658 million, subject to a combined limit of $877 million for both utilities. It also provides for the issuance of letters of credit on behalf of each utility subject to a combined letter of credit commitment of $200 million for both utilities. The amount of borrowings otherwise available under the facility is reduced by the amount of outstanding letters of credit. The new facility replaces the $800 million combined credit agreement set to expire in 2014.

Borrowings under the facility bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility’s credit ratings. The agreement requires each utility to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter.

Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

At March 31, 2012, SDG&E and SoCalGas had no outstanding borrowings and SDG&E had $237 million variable-rate demand notes outstanding supported by the facility. Available unused credit on the lines at March 31, 2012 was $421 million at SDG&E and $640 million at SoCalGas; SoCalGas’ availability reflects the impact of SDG&E’s use of the combined credit available on the line.

GUARANTEES

RBS Sempra Commodities

As we discuss in Note 4, in 2010 and early 2011, Sempra Energy, RBS and RBS Sempra Commodities sold substantially all of the businesses and assets within the partnership in four separate transactions. In connection with each of these transactions, the buyers were, subject to certain qualifications, obligated to replace any guarantees that we had issued in connection with the applicable businesses sold with guarantees of their own. The buyers substantially completed this process in 2011 with regard to existing, open positions. For those guarantees which have not been replaced, the buyers are obligated to indemnify us in accordance with the applicable transaction documents for any claims or losses in connection with the guarantees that we issued associated with the businesses sold.

At March 31, 2012, RBS Sempra Commodities no longer requires significant working capital support. However, we have provided back-up guarantees for a portion of RBS Sempra Commodities’ remaining trading obligations. A few of these back-up guarantees may continue for a prolonged period of time. RBS has fully indemnified us for any claims or losses in connection with these arrangements, with the exception of those obligations for which JP Morgan has agreed to indemnify us. We discuss the indemnification release in Note 4.

RBS Sempra Commodities’ net trading liabilities supported by Sempra Energy’s guarantees at March 31, 2012 were negligible, consisting of guaranteed trading obligations net of collateral. The amount of guaranteed net trading liabilities varies from day to day with the value of the trading obligations and related collateral. We discuss additional matters related to our investment in RBS Sempra Commodities in Note 10.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt outstanding at Sempra Energy were 0.72 percent and 0.93 percent at March 31, 2012 and December 31, 2011, respectively. The weighted average interest rates at December 31, 2011 include interest rates for commercial paper borrowings classified as long-term, as we discuss above.

LONG-TERM DEBT

In March 2012, Sempra Energy publicly offered and sold $600 million of 2.3-percent notes maturing in 2017.

In March 2012, SDG&E publicly offered and sold $250 million of 4.3-percent first mortgage bonds maturing in 2042.

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

We record all derivatives at fair value on the Condensed Consolidated Balance Sheets. We designate each derivative as (1) a cash flow hedge, (2) a fair value hedge, or (3) undesignated. Depending on the applicability of hedge accounting and, for the California Utilities and other operations subject to regulatory accounting, the requirement to pass impacts through to customers, the impact of derivative instruments may be offset in other comprehensive income (cash flow hedge), on the balance sheet (fair value hedges and regulatory offsets), or recognized in earnings. We classify cash flows from the settlements of derivative instruments as operating activities on the Condensed Consolidated Statements of Cash Flows.

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

▪
The California Utilities use natural gas energy derivatives, on their customers’ behalf, with the objective of managing price risk and basis risks, and lowering natural gas costs. These derivatives include fixed price natural gas positions, options, and basis risk instruments, which are either exchange-traded or over-the-counter financial instruments. This activity is governed by risk management and transacting activity plans that have been filed with and approved by the CPUC. Natural gas derivative activities are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates. Net commodity cost impacts on the Condensed Consolidated Statements of Operations are reflected in Cost of Electric Fuel and Purchased Power or in Cost of Natural Gas.

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

▪
Sempra Mexico uses natural gas derivatives and Sempra Natural Gas uses natural gas and electricity derivatives to market energy commodities and optimize the earnings of their natural gas power plants. Gains and losses associated with these undesignated derivatives are recognized in Energy-Related Businesses Revenues or in Cost of Natural Gas, Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

▪
Sempra Mexico and Sempra Natural Gas use natural gas derivatives to market energy commodities and optimize the earnings of our liquefied natural gas (LNG) business and Sempra Natural Gas’ natural gas storage and transportation assets and LNG assets. These derivatives are undesignated, and their impact on earnings is recorded in Energy-Related Businesses Revenues on the Condensed Consolidated Statements of Operations. Sempra Mexico also uses natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its Mexican distribution operations. These derivatives, which are recorded as commodity costs that are offset by regulatory account balances and recovered in rates, are recognized in Cost of Natural Gas on the Condensed Consolidated Statements of Operations.

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes as of March 31, 2012 and December 31, 2011 as follows:

Segment and Commodity	March 31, 2012	December 31, 2011
California Utilities:
SDG&E:
Natural gas	32 million MMBtu	35 million MMBtu	(1)
Congestion revenue rights	17 million MWh	19 million MWh	(2)

Energy-Related Businesses:
Sempra Natural Gas:
Electric power	4 million MWh	5 million MWh
Natural gas	15 million MMBtu	20 million MMBtu
Sempra Mexico - natural gas	1 million MMBtu	1 million MMBtu
(1)	Million British thermal units
(2)	Megawatt hours

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

Interest rate derivatives are utilized by the California Utilities as well as by other Sempra Energy subsidiaries. Although the California Utilities generally recover borrowing costs in rates over time, the use of interest rate derivatives is subject to certain regulatory constraints, and the impact of interest rate derivatives may not be recovered from customers as timely as described above with regard to natural gas derivatives. Accordingly, interest rate derivatives are generally accounted for as hedges at the California Utilities, as well as at the rest of Sempra Energy’s subsidiaries. Separately, Otay Mesa VIE has entered into interest rate swap agreements to moderate its exposure to interest rate changes. This activity was designated as a cash flow hedge as of April 1, 2011.

The net notional amounts of our interest rate derivatives as of March 31, 2012 and December 31, 2011 were:

	March 31, 2012		December 31, 2011
(Dollars in millions)	Notional Debt	Maturities	Notional Debt	Maturities
Sempra Energy Consolidated(1)	$15-305	2013-2019	$15-305	2013-2019
SDG&E(1)	285-352	2019	285-355	2019
(1)	Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE.

FOREIGN CURRENCY DERIVATIVES

We are exposed to exchange rate movements primarily as a result of our Mexican subsidiaries, which have U.S. dollar denominated receivables and payables (monetary assets and liabilities) that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. These subsidiaries also have deferred income tax assets and liabilities that are denominated in the Mexican peso, which must be translated into U.S. dollars for financial reporting purposes. From time to time, we may utilize short-term foreign currency derivatives at our subsidiaries and at the consolidated level as a means to manage the risk of exposure to significant fluctuations in our income tax expense from these impacts.

FINANCIAL STATEMENT PRESENTATION

The following tables provide the fair values of derivative instruments, without consideration of margin deposits held or posted, on the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2012
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
Derivatives designated as hedging instruments		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Interest rate instruments(3)		$7		$12		$(17)		$(61)
SDG&E:
Interest rate instruments(3)	$	―	$	―		$(17)		$(61)

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments		$8		$37		$(8)		$(31)
Commodity contracts not subject to rate recovery		234		23		(232)		(40)
Associated offsetting commodity contracts		(208)		(19)		208		19
Commodity contracts subject to rate recovery		21		7		(69)		(23)
Associated offsetting commodity contracts		(6)		(1)		6		1
Total		$49		$47		$(95)		$(74)
SDG&E:
Commodity contracts subject to rate recovery		$18		$7		$(66)		$(23)
Associated offsetting commodity contracts		(3)		(1)		3		1
Total		$15		$6		$(63)		$(22)
SoCalGas:
Commodity contracts not subject to rate recovery		$1	$	―	$	―	$	―
Commodity contracts subject to rate recovery		2		―		(3)		―
Associated offsetting commodity contracts		(2)		―		2		―
Total		$1	$	―		$(1)	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2011
							Deferred
							credits
		Current			Current		and other
		assets:			liabilities:		liabilities:
		Fixed-price		Investments	Fixed-price		Fixed-price
		contracts		and other	contracts		contracts
		and other		assets:	and other		and other
Derivatives designated as hedging instruments		derivatives(1)		Sundry	derivatives(2)		derivatives
Sempra Energy Consolidated:
Interest rate instruments(3)		$5		$11	$(17)		$(65)
SDG&E:
Interest rate instruments(3)	$	―	$	―	$(16)		$(65)

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments		$8		$41	$(7)		$(36)
Commodity contracts not subject to rate recovery		156		72	(148)		(94)
Associated offsetting commodity contracts		(120)		(68)	120		68
Commodity contracts subject to rate recovery		28		8	(62)		(24)
Associated offsetting commodity contracts		(10)		(2)	10		2
Total		$62		$51	$(87)		$(84)
SDG&E:
Commodity contracts subject to rate recovery		$22		$8	$(55)		$(24)
Associated offsetting commodity contracts		(5)		(2)	5		2
Total		$17		$6	$(50)		$(22)
SoCalGas:
Commodity contracts subject to rate recovery		$6	$	―	$(7)	$	―
Associated offsetting commodity contracts		(5)		―	5		―
Total		$1	$	―	$(2)	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and on Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) for the three months ended March 31 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2012		2011
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense		$2	$3
Interest rate instruments	Other Income, Net		2	(5)
Total(1)			$4	$(2)
SoCalGas:
Interest rate instrument	Interest Expense	$	―	$1
Interest rate instrument	Other Income, Net		―	(3)
Total(1)		$	―	$(2)
(1)
There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain recognized					Loss reclassified from AOCI
	in OCI (effective portion)					into earnings (effective portion)
	Three months ended March 31,					Three months ended March 31,
	2012		2011		Location	2012		2011
Sempra Energy Consolidated:
Interest rate instruments(1)		$3	$	―	Interest Expense		$(1)	$(2)
					Equity Earnings,
Interest rate instruments		1		1	Net of Income Tax		(2)	(1)
Total		$4		$1			$(3)	$(3)
SDG&E:
Interest rate instruments(1)	$	―	$	―	Interest Expense	$	―	$(1)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense		$(1)	$(1)
(1)								Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE. There has been a negligible amount of ineffectiveness related to these swaps.

Sempra Energy expects that losses of $14 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts that are currently outstanding mature.

SDG&E and SoCalGas expect that losses of $5 million and $1 million, respectively, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

For all forecasted transactions, the maximum term over which we are hedging exposure to the variability of cash flows at March 31, 2012 is 85 months for Sempra Energy and SDG&E. The maximum term of exposure related to contracts at Sempra Renewables’ equity method investees is 18 years.

We recorded negligible hedge ineffectiveness in the three months ended March 31, 2012.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2012		2011
Sempra Energy Consolidated:
Interest rate and foreign exchange
instruments	Other Income, Net		$11	$10
Commodity contracts not subject	Revenues: Energy-Related
to rate recovery	Businesses		11	6
Commodity contracts not subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power		―	1
Commodity contracts not subject
to rate recovery	Operation and Maintenance		1	2
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		(21)	9
Total			$2	$28
SDG&E:
Commodity contracts not subject
to rate recovery	Operation and Maintenance	$	―	$1
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		(21)	9
Total			$(21)	$10
SoCalGas:
Commodity contracts not subject
to rate recovery	Operation and Maintenance		$1	$1
Total			$1	$1

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

For Sempra Energy and SDG&E, the total fair value of this group of derivative instruments in a net liability position at March 31, 2012 is $26 million and $13 million, respectively. As of March 31, 2012, if the credit ratings of Sempra Energy and SDG&E were reduced below investment grade, $26 million and $13 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Notes 1 and 2 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the three months ended March 31, 2012.

Recurring Fair Value Measures

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

The fair value of commodity derivative assets and liabilities is determined in accordance with our netting policy, as discussed below under “Derivative Positions Net of Cash Collateral.”

The determination of fair values, shown in the tables below, incorporates various factors, including but not limited to, the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests).

Our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 in the tables below include the following:

▪
Nuclear decommissioning trusts reflect the assets of SDG&E’s nuclear decommissioning trusts, excluding cash balances.  A third party trustee values the trust assets using prices from a pricing service based on a market approach.  We validate these prices by comparison to prices from other independent data sources. Equity and certain debt securities are valued using quoted prices listed on nationally recognized securities exchanges or based on closing prices reported in the active market in which the identical security is traded (Level 1).  Other debt securities are valued based on yields that are currently available for comparable securities of issuers with similar credit ratings (Level 2).

▪
We enter into commodity contracts and interest rate derivatives primarily as a means to manage price exposures.  We primarily use a market approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques.  These inputs can be readily observable, market corroborated, or generally unobservable.  We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). All Level 3 recurring items are related to CRRs at SDG&E, as discussed below under “Level 3 Information.” Commodity derivative contracts that are subject to rate recovery are recorded as commodity costs that are offset by regulatory account balances and are recovered in rates.

▪	Investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1).

There were no transfers into or out of Level 1, Level 2, or Level 3 for Sempra Energy Consolidated, SDG&E or SoCalGas during the periods presented.

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of March 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$515	$	―	$	―	$	―	$515
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		91		80		―		―	171
Municipal bonds		―		70		―		―	70
Other securities		―		84		―		―	84
Total debt securities		91		234		―		―	325
Total nuclear decommissioning trusts(1)		606		234		―		―	840
Interest rate instruments		―		65		―		―	65
Commodity contracts subject to rate recovery		13		―		21		―	34
Commodity contracts not subject to rate recovery		13		30		―		―	43
Investments		1		―		―		―	1
Total		$633		$329		$21	$	―	$983
Liabilities:
Interest rate instruments	$	―		$116	$	―	$	―	$116
Commodity contracts subject to rate recovery		69		17		―		(69)	17
Commodity contracts not subject to rate recovery		―		45		―		(3)	42
Total		$69		$178	$	―		$(72)	$175

	At fair value as of December 31, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$468	$	―	$	―	$	―	$468
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		92		78		―		―	170
Municipal bonds		―		77		―		―	77
Other securities		―		78		―		―	78
Total debt securities		92		233		―		―	325
Total nuclear decommissioning trusts(1)		560		233		―		―	793
Interest rate instruments		―		66		―		―	66
Commodity contracts subject to rate recovery		10		1		23		―	34
Commodity contracts not subject to rate recovery		15		35		―		(2)	48
Investments		5		―		―		―	5
Total		$590		$335		$23		$(2)	$946
Liabilities:
Interest rate instruments		$1		$124	$	―	$	―	$125
Commodity contracts subject to rate recovery		61		13		―		(61)	13
Commodity contracts not subject to rate recovery		1		52		―		(4)	49
Total		$63		$189	$	―		$(65)	$187
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	At fair value as of March 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$515	$	―	$	―	$	―	$515
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		91		80		―		―	171
Municipal bonds		―		70		―		―	70
Other securities		―		84		―		―	84
Total debt securities		91		234		―		―	325
Total nuclear decommissioning trusts(1)		606		234		―		―	840
Commodity contracts subject to rate recovery		11		―		21		―	32
Commodity contracts not subject to rate recovery		1		―		―		―	1
Total		$618		$234		$21	$	―	$873

Liabilities:
Interest rate instruments	$	―		$77	$	―	$	―	$77
Commodity contracts subject to rate recovery		69		16		―		(69)	16
Total		$69		$93	$	―		$(69)	$93

	At fair value as of December 31, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$468	$	―	$	―	$	―	$468
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		92		78		―		―	170
Municipal bonds		―		77		―		―	77
Other securities		―		78		―		―	78
Total debt securities		92		233		―		―	325
Total nuclear decommissioning trusts(1)		560		233		―		―	793
Commodity contracts subject to rate recovery		9		―		23		―	32
Commodity contracts not subject to rate recovery		1		―		―		―	1
Total		$570		$233		$23	$	―	$826

Liabilities:
Interest rate instruments	$	―		$81	$	―	$	―	$81
Commodity contracts subject to rate recovery		61		12		―		(61)	12
Total		$61		$93	$	―		$(61)	$93
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	At fair value as of March 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Commodity contracts subject to rate recovery		$2	$	―	$	―	$	―	$2
Commodity contracts not subject to rate recovery		2		―		―		―	2
Total		$4	$	―	$	―	$	―	$4

Liabilities:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$	―	$1
Total	$	―		$1	$	―	$	―	$1

	At fair value as of December 31, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Commodity contracts subject to rate recovery		$1		$1	$	―	$	―	$2
Commodity contracts not subject to rate recovery		2		―		―		―	2
Total		$3		$1	$	―	$	―	$4

Liabilities:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$	―	$1
Total	$	―		$1	$	―	$	―	$1

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

	Three months ended March 31,
(Dollars in millions)	2012		2011
Balance as of January 1		$23		$2
Realized and unrealized gains		2		6
Allocated transmission instruments		1		1
Settlements		(5)		(6)
Balance as of March 31		$21		$3
Change in unrealized gains or losses relating to
instruments still held at March 31	$	―	$	―

CRRs are recorded at fair value based almost entirely on the most current auction prices published by the California Independent System Operator (ISO), an objective source. The impact associated with discounting is negligible. Because auction prices are a less observable input, these instruments are classified as Level 3. Auction prices range from ($3)/MWh to $5/MWh at a given location, and the fair value of these instruments is derived from auction price differences between two locations. Positive values between two locations represent expected future reductions in congestion costs, whereas negative values between two locations represent expected future charges. Valuation of our CRRs is sensitive to a change in auction price. If auction prices at one location increase (decrease) relative to another location, this could result in a higher (lower) fair value measurement. We summarize CRR volumes in Note 7. The earnings impacts of CRRs are deferred and recorded in regulatory accounts to the extent they are recoverable or refundable through rates. Upon settlement, CRRs are included in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

Derivative Positions Net of Cash Collateral

Each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of offset exists.

The following table provides the amount of fair value of cash collateral receivables that were not offset in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(Dollars in millions)	2012	2011
Sempra Energy Consolidated	$25	$20
SDG&E	12	10
SoCalGas	3	2

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of certain other financial instruments at March 31, 2012 and December 31, 2011:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	March 31, 2012
	Carrying	Fair Value
	Amount	Level 1		Level 2		Level 3		Total
Sempra Energy Consolidated:
Investments in affordable housing partnerships(1)	$20	$	―	$	―		$49	$49
Total long-term debt(2)	10,709		―		11,288		615	11,903
Preferred stock of subsidiaries	99		―		106		―	106
SDG&E:
Total long-term debt(3)	$4,143	$	―		$4,103		$352	$4,455
Contingently redeemable preferred stock	79		―		85		―	85
SoCalGas:
Total long-term debt(4)	$1,312	$	―		$1,480	$	―	$1,480
Preferred stock	22		―		23		―	23

	December 31, 2011
	Carrying	Fair Value
	Amount	Level 1		Level 2		Level 3		Total
Sempra Energy Consolidated:
Investments in affordable housing partnerships(1)	$21	$	―	$	―		$48	$48
Total long-term debt(2)	9,826		―		10,447		600	11,047
Preferred stock of subsidiaries	99		―		106		―	106
SDG&E:
Total long-term debt(3)	$3,895	$	―		$3,933		$355	$4,288
Contingently redeemable preferred stock	79		―		86		―	86
SoCalGas:
Total long-term debt(4)	$1,313	$	―		$1,506	$	―	$1,506
Preferred stock	22		―		23		―	23
(1)	We discuss our investments in affordable housing partnerships in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.
(2)
Before reductions for unamortized discount (net of premium) of $16 million at both March 31, 2012 and December 31, 2011, and excluding capital leases of $200 million at March 31, 2012 and $204 million at December 31, 2011, and commercial paper classified as long-term debt of $400 million at December 31, 2011. We discuss our long-term debt in Note 6 above and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(3)
Before reductions for unamortized discount of $12 million at March 31, 2012 and $11 million at December 31, 2011, and excluding capital leases of $191 million at March 31, 2012 and $193 million at December 31, 2011.

(4)
Before reductions for unamortized discount of $2 million at March 31, 2012 and $3 million at December 31, 2011, and excluding capital leases of $9 million at March 31, 2012 and $11 million at December 31, 2011.

We calculate the fair value of our investments in affordable housing partnerships using an income approach based on the present value of estimated future cash flows discounted at rates available for similar investments (Level 3).

We base the fair value of certain of our long-term debt and preferred stock on a market approach using quoted market prices for identical or similar securities in thinly-traded markets (Level 2). We value other long-term debt using an income approach based on the present value of estimated future cash flows discounted at rates available for similar securities (Level 3).

Nuclear Decommissioning Trusts

We discuss SDG&E’s investments in nuclear decommissioning trust funds in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross		Gross	Estimated
		Unrealized		Unrealized	Fair
	Cost	Gains		Losses	Value
As of March 31, 2012:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$162	$9	$	―	$171
Municipal bonds(2)	66	5		(1)	70
Other securities(3)	80	4		―	84
Total debt securities	308	18		(1)	325
Equity securities	239	278		(2)	515
Cash and cash equivalents	25	―		―	25
Total	$572	$296		$(3)	$865
As of December 31, 2011:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$157	$13	$	―	$170
Municipal bonds	72	5		―	77
Other securities	76	3		(1)	78
Total debt securities	305	21		(1)	325
Equity securities	246	227		(5)	468
Cash and cash equivalents	11	―		―	11
Total	$562	$248		$(6)	$804
(1)	Maturity dates are 2013-2042
(2)	Maturity dates are 2012-2057
(3)	Maturity dates are 2012-2051

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended March 31,
	2012	2011
Proceeds from sales	$129	$42
Gross realized gains	4	1
Gross realized losses	―	(1)

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

NOTE 9. CALIFORNIA UTILITIES' REGULATORY MATTERS

JOINT MATTERS

General Rate Case (GRC)

The CPUC uses a general rate case proceeding to prospectively set rates sufficient to allow the California Utilities to recover their reasonable cost of operations and maintenance and to provide the opportunity to realize their authorized rates of return on their investment. In December 2010, the California Utilities filed their 2012 General Rate Case (GRC) applications to establish their authorized 2012 revenue requirements and the ratemaking mechanisms by which those requirements will change on an annual basis over the subsequent three-year (2013-2015) period. Both SDG&E and SoCalGas filed revised applications with the CPUC in July 2011. Evidentiary hearings were completed in January 2012 and final briefs reflecting the results from these hearings are scheduled to be filed with the CPUC by May 14, 2012.

In February 2012, the California Utilities filed amendments to update their July 2011 revised applications. With these amendments, SDG&E is requesting a revenue requirement in 2012 of $1.849 billion, an increase of $235 million (or 14.6%) over 2011, of which $67 million is being requested for cost recovery of the incremental wildfire insurance premiums which are not included in the 2011 revenue requirement as set forth in the 2008 GRC. SoCalGas is requesting a revenue requirement in 2012 of $2.112 billion, an increase of $268 million (14.5%) over 2011. The Division of Ratepayer Advocates and other intervening parties are recommending that the CPUC reduce the utilities’ revenue requirements in 2012 by approximately 5 percent compared to 2011.

Until such time as a final decision for the 2012 GRC is issued, the California Utilities are recording revenues in 2012 based on levels authorized in 2011 plus, for SDG&E, consistent with the recent CPUC decisions for cost recovery for SDG&E’s incremental wildfire insurance premiums, an amount for the recovery of 2012 wildfire insurance premiums. We currently expect a final decision for the 2012 GRC, which will be made effective retroactive to January 1, 2012, in the second half of 2012.

Cost of Capital

A cost of capital proceeding determines a utility’s authorized capital structure and authorized rate of return on rate base (ROR), which is a weighted average of the authorized returns on debt, preferred stock, and common equity (return on equity or ROE). The authorized ROR is the rate that the California Utilities are authorized to earn on their investment in electric and natural gas distribution, natural gas transmission and electric generation assets. In addition, a cost of capital proceeding also addresses market-based benchmarks to be monitored to determine whether an adjustment to the established authorized rate of return is required during the interim years between proceedings through the approved adjustment mechanism.

SDG&E and SoCalGas filed separate applications with the CPUC in April 2012 to update their cost of capital effective January 1, 2013. Southern California Edison (Edison) and Pacific Gas and Electric Company (PG&E) also filed separate cost of capital applications with the CPUC. SDG&E is proposing to adjust its authorized capital structure by increasing the amount of its common equity from 49.0 percent to 52.0 percent. SDG&E is also proposing to lower its authorized ROE from 11.1 percent to 11.0 percent and to lower its authorized ROR from 8.40 percent to 8.20 percent. SoCalGas is proposing to adjust its authorized capital structure by increasing the amount of its common equity from 48.0 percent to 52.0 percent. SoCalGas is also proposing to increase its authorized ROE from 10.82 percent to 10.9 percent and to lower its authorized ROR from 8.68 percent to 8.42 percent. SDG&E is proposing to continue its cost of capital adjustment mechanism which uses a utility bond benchmark. SoCalGas is proposing to switch from its current cost of capital adjustment mechanism, which is based on U.S. Treasury Bonds, to the utility bond benchmark used by SDG&E, Edison and PG&E. Both SDG&E and SoCalGas are proposing to add an “off ramp” provision to the adjustment mechanism as a safeguard to protect against extreme changes in interest rates and to allow the CPUC latitude to suspend the annual mechanism if prudent.

SDG&E’s cost of capital adjustment mechanism benchmark is based on the 12-month average monthly A-rated utility bond yield as published by Moody’s for the 12-month period October through September of each fiscal year. If this 12-month average falls outside of a specified range, then SDG&E’s authorized ROE would be adjusted, upward or downward, by one-half of the difference between the 12-month average and the mid-point of the specified range. In addition, SDG&E’s authorized recovery rate for the cost of debt and preferred stock would also be adjusted to their respective actual weighted average cost. Therefore, SDG&E’s authorized ROR would adjust, upward or downward, as a result of all three adjustments with the new rate going into effect on January 1 following the year in which the benchmark range was exceeded. However, SDG&E expects the CPUC decision from the 2013 cost of capital application to supersede the rates that would result if, at the end of September 2012, this mechanism were to indicate that an adjustment is required.

SoCalGas’ current cost of capital mechanism (the Market Indexed Capital Adjustment Mechanism or MICAM) identifies two conditions for determining whether a change in the authorized rate of return is required. Both conditions are based on the 30-year Treasury bond yields – one being the most recent trailing 12-month rolling average yield and the second being the corresponding 12-month forward forecast yield as published by Global Insight. If both conditions fall outside a specified range in a given month, SoCalGas’ authorized ROE would be adjusted, upward or downward, by one-half of the difference between the trailing 12-month rolling average yield and the midpoint of the range, effective January 1 following the year in which both conditions were exceeded. Also, SoCalGas’ authorized recovery rate for the cost of debt and preferred stock would be adjusted to their respective actual weighted average cost. Therefore, SoCalGas’ authorized ROR would adjust, upward or downward, as a result of all three cost adjustments. In the event of such an event occurring, the benchmark interest rate would be reset to the interest rate in effect at the time it was determined that the benchmark range had been exceeded.

As of January 31, 2012, the historical rolling average yield for the 30-year Treasury bonds of 3.79 percent fell below the MICAM floor of 3.88 percent. In addition, the Global Insight 12-month forward forecasted yield of 3.48 percent published in February 2012 was also below the MICAM floor. Therefore, the MICAM calls for an adjustment of SoCalGas’ ROE and authorized recovery for the cost of debt and preferred stock to their actual weighted average cost to be effective on January 1, 2013. If the MICAM adjustment is implemented, SoCalGas’ ROE would be reduced to 10.02 percent effective January 1, 2013, a reduction of 80 basis points from its current authorized ROE, and its authorized ROR would be reduced to 7.99 percent, a reduction of 69 basis points from its current authorized ROR. However, SoCalGas expects that the CPUC decision from its 2013 cost of capital application will supersede the rates that would result from the MICAM adjustment. The CPUC proposed schedule calls for a final decision by the end of 2012.

Natural Gas Pipeline Operations Safety Assessments

As a result of recent natural gas pipeline explosions in the U.S., including the September 2010 rupture in San Bruno, California of a natural gas pipeline owned and operated by PG&E (the San Bruno incident), various regulatory agencies, including the CPUC, are evaluating natural gas pipeline safety regulations, practices and procedures.

In February 2011, the CPUC opened a forward-looking rulemaking proceeding to examine what changes should be made to existing pipeline safety regulations for California natural gas pipelines. The California Utilities are parties to this proceeding.

In June 2011, the CPUC directed SoCalGas, SDG&E, PG&E and Southwest Gas to file comprehensive implementation plans to test or replace all natural gas transmission pipelines that have not been pressure tested. The California Utilities filed their Pipeline Safety Enhancement Plan (PSEP) with the CPUC in August 2011. The proposed safety measures, investments and estimated costs are not included in the California Utilities’ 2012 GRC requests discussed above.

In December 2011, the assigned Commissioner to the rulemaking proceeding for the pipeline safety regulations ruled that SDG&E’s and SoCalGas’ Triennial Cost Allocation Proceeding (TCAP) would be the most logical proceeding to conduct the reasonableness and ratemaking review of the companies’ PSEP.

In January 2012, the CPUC Consumer Protection and Safety Division (CPSD) issued a Technical Report of the California Utilities’ PSEP.  The report, along with testimony and evidentiary hearings, will be used to evaluate the PSEP in the regulatory process.  Generally, the report found that the PSEP approach to pipeline replacement and pressure testing and other proposed enhancements is reasonable.

In February 2012, the assigned Commissioner in the TCAP issued a ruling setting a schedule for the review of the SDG&E and SoCalGas PSEP with evidentiary hearings in August 2012 and a final decision in the first quarter of 2013. In April 2012, the CPUC issued an interim decision in the rulemaking proceeding formally transferring the PSEP to the TCAP and authorizing SDG&E and SoCalGas to establish regulatory accounts to record the incremental costs of initiating the PSEP prior to a final decision on the PSEP. The TCAP proceeding will address the recovery of the costs recorded in the regulatory account.

In April 2012, the CPUC issued a decision expanding the scope of the rulemaking proceeding to incorporate the provisions of California Senate Bill 705 which requires gas utilities to develop and implement a plan for the safe and reliable operation for their gas pipeline facilities. The CPUC must accept, modify or reject the plans by the end of 2012. The CPUC decision also orders the utilities to undergo independent management and financial audits to assure that the utilities are fully meeting their safety responsibilities. CPSD will select the independent auditors and will oversee the audits. A schedule for the audits has not been established.

We provide additional information regarding these rulemaking proceedings and the California Utilities’ PSEP in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Utility Incentive Mechanisms

The CPUC applies performance-based measures and incentive mechanisms to all California investor-owned utilities, under which the California Utilities have earnings potential above authorized base margins if they achieve or exceed specific performance and operating goals.

We provide additional information regarding these incentive mechanisms in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, and updates below.

Natural Gas Procurement

In the first quarter of 2012, the CPUC approved and SoCalGas recorded SoCalGas’ application for its Gas Cost Incentive Mechanism award of $6.2 million for natural gas procured for its core customers during the 12-month period ending March 31, 2011.

SDG&E MATTERS

Power Procurement and Resource Planning

Renewable Energy

SDG&E is subject to the Renewables Portfolio Standard (RPS) Program administered by both the CPUC and the California Energy Commission (CEC), which requires each California utility to procure 33 percent of its annual electric energy requirements from renewable energy sources by 2020, with an average of 20 percent required from January 1, 2011 to December 31, 2013; 25 percent by December 31, 2016; and 33 percent by December 31, 2020. The CPUC began a rulemaking in May 2011 to address the implementation of the 33% RPS Program. We discuss the RPS Program further in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

South Orange County Reliability Enhancement

SDG&E plans to file an application with the CPUC in May 2012 for a Certificate of Public Convenience and Necessity (CPCN) to construct the South Orange County Reliability Enhancement project. The purpose of the project is to enhance the capacity and reliability of SDG&E’s electric service to the south Orange County area. The proposed project primarily includes replacing and upgrading approximately eight miles of transmission lines and rebuilding and upgrading a substation at an existing site. SDG&E will be requesting a CPUC decision approving the estimated $473 million project by the third quarter 2013. SDG&E obtained approval for the project from the California Independent System Operator (CAISO) in May 2011. The project is expected to be in service by the second half of 2017.

Incremental Insurance Premium Cost Recovery

In December 2010, the CPUC approved SDG&E’s request for a $29 million revenue requirement for the recovery of the incremental increase in its general liability and wildfire liability insurance premium costs for the July 2009/June 2010 policy period. In its decision approving this cost recovery, the CPUC also authorized SDG&E to request recovery of any incremental insurance premiums for future policy periods through December 31, 2011, with a $5 million deductible applied to each policy renewal period. This approval was in response to a request filed by SDG&E with the CPUC in August 2009 seeking authorization to recover higher liability insurance premiums (amounts in excess of those authorized to be recovered in the 2008 GRC), which SDG&E began incurring commencing July 1, 2009, and any losses realized due to higher deductibles associated with the new policies. SDG&E made the filing under the CPUC’s rules allowing utilities to seek recovery of significant cost increases incurred between GRC filings resulting from unforeseen circumstances. The CPUC’s rules allow a utility to seek recovery of incurred costs that meet certain criteria, subject to a $5 million deductible per event.

In December 2011, the CPUC approved SDG&E’s request for an incremental revenue requirement of $63 million for the July 2010/June 2011 policy period. SDG&E recorded the revenue resulting from this decision in the fourth quarter of 2011. In addition, SDG&E’s fourth quarter 2011 earnings included revenue to recover $28 million of incremental insurance premiums incurred in the six month period of July through December 2011 for which a final decision from the CPUC is pending. In April 2012, the CPUC issued a draft resolution approving the $28 million in cost recovery as requested. We expect a final CPUC resolution on this pending request by June 2012.

In the CPUC’s December 2010 decision, discussed above, the CPUC directed SDG&E to include in its 2012 GRC application the amount of the incremental wildfire insurance premiums it would be seeking recovery for in rates subsequent to December 31, 2011. SDG&E’s 2012 GRC application does request $67 million of revenue requirement for cost recovery of wildfire insurance premiums in 2012. As a decision on SDG&E’s 2012 GRC application is pending with the CPUC, with a decision currently expected in the second half of 2012, and based on the CPUC’s rulings for the recovery of the cost of the incremental wildfire insurance premiums incurred since July 2009, SDG&E’s first quarter 2012 revenue reflects the expected recovery of the cost of the incremental wildfire insurance premiums incurred in the first quarter of 2012.

Excess Wildfire Claims Cost Recovery

SDG&E and SoCalGas filed an application, along with other related filings, with the CPUC in August 2009 proposing a new mechanism for the future recovery of all wildfire-related expenses for claims, litigation expenses and insurance premiums that are in excess of amounts authorized by the CPUC for recovery in rates. This application was made jointly with Edison and PG&E. In July 2010, the CPUC approved SDG&E’s and SoCalGas’ requests for separate regulatory memorandum accounts to record the subject expenses while the application is pending before the CPUC. Several parties protested the original application and, in response, the four utilities jointly submitted an amended application in August 2010. In November 2011, Edison and PG&E requested to withdraw from the joint utility application due, in part, to the delays in the proceeding. In January 2012, the CPUC granted their requests to withdraw and held evidentiary hearings for SDG&E and SoCalGas, both of which are still moving forward with the application. Legal briefs were completed in March 2012. We expect a final CPUC decision in the second half of 2012.

SDG&E intends to request recovery for costs incurred associated with the 2007 wildfires that are in excess of amounts recovered from its insurance coverage and other responsible third parties in a future application.  If a cost recovery mechanism covering the 2007 wildfire costs is approved by the CPUC as a result of these proceedings, SDG&E intends to utilize the methodology authorized. Otherwise, SDG&E will file an application for cost recovery utilizing other cost recovery application processes available through the CPUC.

We provide additional information about 2007 wildfire litigation costs and their recovery in Note 10.

SOCALGAS MATTER

Aliso Canyon Natural Gas Storage Compressor Replacement

In September 2009, SoCalGas filed an application with the CPUC requesting approval to replace certain obsolete natural gas turbine compressors used in the operations of SoCalGas’ Aliso Canyon natural gas storage reservoir, with a new electric compressor station. In April 2012, the CPUC issued a draft environmental impact report for the project concluding that no significant or unavoidable adverse environmental impacts have been identified from the construction or operation of the proposed project. A final environmental impact report and CPUC decision on the estimated $200 million project are expected by the end of 2012.

We discuss additional matters affecting our California Utilities in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

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

At March 31, 2012, Sempra Energy’s accrued liabilities for material legal proceedings, on a consolidated basis, were $529 million. At March 31, 2012, accrued liabilities for material legal proceedings for SDG&E and SoCalGas were $498 million and $18 million, respectively. At March 31, 2012, liabilities of $498 million at Sempra Energy and SDG&E were related to wildfire litigation discussed below.

SDG&E

2007 Wildfire Litigation

In October 2007, San Diego County experienced several catastrophic wildfires. Reports issued by the California Department of Forestry and Fire Protection (Cal Fire) concluded that two of these fires (the Witch and Rice fires) were SDG&E “power line caused” and that a third fire (the Guejito fire) occurred when a wire securing a Cox Communications’ (Cox) fiber optic cable came into contact with an SDG&E power line “causing an arc and starting the fire.” Cal Fire reported that the Rice fire burned approximately 9,500 acres and damaged 206 homes and two commercial properties, and the Witch and Guejito fires merged and eventually burned approximately 198,000 acres, resulting in two fatalities, approximately 40 firefighters injured and approximately 1,141 homes destroyed.

A September 2008 staff report issued by the CPUC’s CPSD reached substantially the same conclusions as the Cal Fire reports, but also contended that the power lines involved in the Witch and Rice fires and the lashing wire involved in the Guejito fire were not properly designed, constructed and maintained. In April 2010, proceedings initiated by the CPUC to determine if any of its rules were violated were settled with SDG&E’s payment of $14.75 million.

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

In October 2010, the Court of Appeal affirmed the trial court’s ruling that these claims must be pursued in individual lawsuits, rather than as class actions on behalf of all persons who incurred wildfire damages. In February 2011, the California Supreme Court denied a petition for review of the affirmance. The trial court has scheduled a Witch fire and Guejito fire trial to begin in March 2013.

SDG&E filed cross-complaints against Cox seeking indemnification for any liability that SDG&E might incur in connection with the Guejito fire, two SDG&E contractors seeking indemnification in connection with the Witch fire, and one SDG&E contractor seeking indemnification in connection with the Rice fire.

In December 2010, SDG&E and Cox reached an agreement settling SDG&E’s claims against Cox and Cox’s insurers in the wildfire litigation (Cox Settlement). Among other things, the settlement agreement provided that SDG&E receive approximately $444 million for wildfire related expenditures, and SDG&E will defend and indemnify Cox against all compensatory damage claims and related costs arising out of the wildfires.

SDG&E has settled all of the approximately 19,000 claims brought by homeowner insurers for damage to insured property relating to the three fires. Under the settlement agreements, SDG&E has paid or will pay 57.5 percent of the approximately $1.6 billion paid or reserved for payment by the insurers to their policyholders and received an assignment of the insurers’ claims against other parties potentially responsible for the fires.

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has settled the claims of approximately 3,100 of these plaintiffs. Approximately 950 of the approximately 2,300 remaining individual and business plaintiffs have submitted settlement demands and damage estimates totaling approximately $950 million and government entity claims totaling approximately $80 million. SDG&E expects to receive additional settlement demands and damage estimates as settlement negotiations continue. SDG&E has established reserves for the wildfire litigation as we discuss below.

SDG&E’s settled claims and defense costs have exceeded its $1.1 billion of liability insurance coverage and the approximately $450 million it has received from third parties, including Cox. It expects that its wildfire reserves and amounts paid to resolve wildfire claims will continue to increase as it obtains additional information; it is presently unable to reasonably estimate the amount or timing of recoveries from other potentially responsible parties.

SDG&E has concluded, however, that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and any amounts recovered from other potentially responsible parties. Accordingly, although such recovery will require future regulatory actions, at March 31, 2012, SDG&E recorded a regulatory asset of $603 million, which represents the amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts received from Cox. SDG&E will increase the regulatory asset as additional amounts are paid or reserves are recorded and reduce it by any amounts recovered from other potentially responsible parties.

As a consequence of the expected recovery of wildfire costs from utility customers, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. However, SDG&E’s cash flow may be materially adversely affected due to the timing differences between the resolution of claims and the recoveries from other potentially responsible parties and utility customers, which may extend over a number of years. Also, recovery from customers will require future regulatory actions, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s financial position, cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries from other potentially responsible parties and utility customers and will make appropriate adjustments to wildfire reserves and the related regulatory asset as additional information becomes available.

In 2010 and 2011, as liabilities for wildfire litigation have become reasonably estimable in the form of settlement demands, damage estimates, and other damage information, SDG&E has recorded related reserves as a liability. The impact of this liability at March 31, 2012 is offset by the recognition of a regulatory asset, as discussed above, for reserves in excess of the insurance coverage and the Cox Settlement. The impact of the reserves on SDG&E’s and Sempra Energy’s after-tax earnings was $2 million and $1 million for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, wildfire litigation reserves were $498 million ($441 million in current and $57 million in long-term). Additionally, through March 31, 2012, SDG&E has expended $204 million (excluding amounts covered by insurance and amounts recovered from other responsible third parties) to pay costs associated with the settlement of wildfire claims.

Sunrise Powerlink Electric Transmission Line

SDG&E commenced construction on the Sunrise Powerlink in the fall of 2010. The Sunrise Powerlink is a new 117-mile, 500-kV electric transmission line that is being built between the Imperial Valley and the San Diego region, along a route that generally runs south of the Anza-Borrego Desert State Park. The current project plan provides for the transmission line to be completed and in-service by mid-2012.

The Sunrise Powerlink project was originally approved by the CPUC in December 2008, including approval of the environmental impact review conducted jointly with the Bureau of Land Management (BLM). The CPUC has subsequently denied or dismissed all requests for rehearing of its approval of the project. In February 2011, the California Supreme Court denied a petition filed jointly by the Utility Consumers’ Action Network (UCAN) and the Center for Biological Diversity/Sierra Club (CBD) challenging the CPUC’s decision with regard to implementation of the California Environmental Quality Act (CEQA).

In January 2009, the BLM issued its decision approving the portions of the project, route and environmental review within its jurisdiction. The Interior Board of Land Appeals (IBLA) subsequently denied or dismissed all administrative appeals that were filed challenging the BLM’s approval of the project.

In February 2010, parties opposed to the project filed a lawsuit in Federal District Court in San Diego alleging that the BLM failed to properly address the environmental impacts of the approved Sunrise Powerlink route and the related potential development of renewable resources in east San Diego County and Imperial County. In June 2011, the court granted the defendants’ motion for summary judgment. The plaintiffs have appealed to the U.S. Court of Appeals for the Ninth Circuit.

In July 2010, the United States Forest Service (USFS) issued its decision approving the portions of the project, route and environmental review within its jurisdiction. The USFS has subsequently denied all administrative appeals challenging its approval of the project.

The CPUC and BLM jointly approved the final Project Modification Report for Sunrise Powerlink in September 2010, accepting all of the proposed modifications to the approved route and finding that no additional environmental review was required. In March 2011, opponents of the Sunrise Powerlink filed a petition with the California Supreme Court challenging the CPUC’s acceptance of the Project Modification Report. The California Supreme Court denied the petition in April 2011.

In January 2011, project opponents filed a lawsuit in Federal District Court in San Diego alleging that the federal approvals for construction of the project on USFS land and BLM land violated the National Environmental Policy Act and other federal environmental laws. In October 2011, the opponents appealed the court’s denial of their motion for a preliminary injunction.

In February 2011, opponents of the Sunrise Powerlink filed a lawsuit in Sacramento County Superior Court against the State Water Resources Control Board and SDG&E alleging that the water quality certification issued by the Board under the Federal Clean Water Act violated CEQA.

September 2011 Power Outage

In September 2011, a power outage lasting approximately 12 hours affected millions of people from Mexico to southern Orange County, California. Within several days of the outage, several SDG&E customers filed a class action lawsuit in Federal District Court against Arizona Public Service Company, Pinnacle West, and SDG&E alleging that the companies failed to prevent the outage. The lawsuit seeks recovery of unspecified amounts of damages, including punitive damages. In March 2012, the court stayed the case until the conclusion of the joint regulatory investigation and dismissed Arizona Public Service Company and Pinnacle West but allowed plaintiffs to amend their complaint. In addition, more than 7,000 customers’ claims, primarily related to food spoilage, have been submitted directly to SDG&E. The Federal Energy Regulatory Commission (FERC) and North American Electric Reliability Corp. (NERC) conducted a joint inquiry to determine the cause of the power failure and issued a report in May 2012 regarding their findings. The report does not include any findings of failure on SDG&E’s part that led to the power failure.

Smart Meters Patent Infringement Lawsuit

In October 2011, SDG&E was sued by a Texas design and manufacturing company in Federal District Court alleging that SDG&E’s recently installed smart meters infringed certain patents. The meters were purchased from a third party vendor that has agreed to defend and indemnify SDG&E. The lawsuit seeks injunctive relief and recovery of unspecified amounts of damages.

SoCalGas

SoCalGas, along with Monsanto Co., Solutia, Inc., Pharmacia Corp., and Pfizer, Inc., are defendants in four Los Angeles County Superior Court lawsuits filed beginning in April 2011 seeking recovery of unspecified amounts of damages, including punitive damages, as a result of plaintiffs’ exposure to PCBs (polychlorinated biphenyls). The lawsuits allege plaintiffs were exposed to PCBs not only through the food chain and other various sources but from PCB-contaminated natural gas pipelines owned and operated by SoCalGas. This contamination allegedly caused plaintiffs to develop cancer and other serious illnesses. Plaintiffs assert various bases for recovery, including negligence and products liability.

Sempra Natural Gas

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

Sempra Mexico

Sempra Mexico has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul liquefied natural gas (LNG) terminal near Ensenada, Mexico. The adjacent property is not required by environmental or other regulatory permits for the operation of the terminal. A claimant to the adjacent property has nonetheless asserted that his health and safety are endangered by the operation of the facility. In June 2010, a Mexican federal appeals court revoked a district court order, issued at the behest of the claimant, directing Mexican regulatory authorities to provisionally suspend authorizations for the operation of the LNG terminal. In February 2011, based on a complaint by the claimant, the new Ensenada Mayor attempted to temporarily close the terminal based on claims of irregularities in municipal permits issued six years earlier. This attempt was promptly countermanded by Mexican federal and Baja California state authorities. No terminal permits or operations were affected as a result of these proceedings or events and the terminal has continued to operate normally.

Sempra Mexico expects additional Mexican court proceedings and governmental actions regarding the claimant’s assertions as to whether the terminal’s permits should be modified or revoked in any manner.

The property claimant also filed a lawsuit in July 2010 against Sempra Energy in Federal District Court in San Diego seeking compensatory and punitive damages as well as the earnings from the Energía Costa Azul LNG terminal based on his allegations that he was wrongfully evicted from the adjacent property and that he has been harmed by other allegedly improper actions.

Other Litigation

In August 2007, the U.S. Court of Appeals for the Ninth Circuit issued a decision reversing and remanding certain FERC orders declining to provide refunds regarding short-term bilateral sales up to one month in the Pacific Northwest for the December 2000 to June 2001 time period. In December 2010, the FERC approved a comprehensive settlement previously reached by Sempra Energy and RBS Sempra Commodities with the State of California. The settlement resolves all issues with regard to sales between the California Department of Water Resources (DWR) and Sempra Commodities in the Pacific Northwest, but potential claims may exist regarding sales between Sempra Commodities and other buyers in the Pacific Northwest. The FERC is in the process of addressing these potential claims on remand. Pursuant to the agreements related to the formation of RBS Sempra Commodities, we have indemnified RBS should the liability from the final resolution of these matters be greater than the reserves related to Sempra Commodities. Pursuant to our agreement with the Noble Group Ltd., one of the buyers of RBS Sempra Commodities’ businesses, we have also indemnified Noble Americas Gas & Power Corp. and its affiliates for all losses incurred by such parties resulting from these proceedings as related to Sempra Commodities.

Sempra Energy and several subsidiaries, along with three oil and natural gas companies, the City of Beverly Hills, and the Beverly Hills Unified School District, are defendants in toxic tort lawsuits filed beginning in 2003 in Los Angeles County Superior Court by approximately 1,000 plaintiffs. These lawsuits claim that various emissions resulted in cancer or fear of cancer. In November 2006, the court granted the defendants’ summary judgment motions based on lack of medical causation for the 12 initial plaintiffs scheduled to go to trial first. The court also granted summary judgment excluding punitive damages. The court has stayed the lawsuits as to the remaining plaintiffs pending the appeal of the rulings. A mediation occurred in June 2010, after which the plaintiffs’ counsel agreed to recommend a settlement of the lawsuits as to Sempra Energy and its subsidiaries for an amount that is not significant and has been recorded. Any such settlement will require approval by each of the plaintiffs. If approval is obtained, finalization of the settlement is expected to occur within six months.

As described in Note 4, we hold a noncontrolling interest in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In March 2012, RBS received a letter from the United Kingdom’s Revenue and Customs Department (HMRC) regarding a value-added-tax (VAT) matter related to RBS Sempra Energy Europe (RBS SEE), a former indirect subsidiary of RBS Sempra Commodities that was sold to JP Morgan. The letter states that HMRC is conducting a number of investigations into VAT tax refund claims made by various businesses related to the purchase and sale of carbon credit allowances. The letter also states that HMRC believes it has grounds to deny RBS the ability to reduce its VAT liability by VAT paid during 2009 because it knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. The letter states VAT paid in connection with these transactions totals £86 million. While RBS has not yet responded to the letter and there has been no formal tax assessment issued by HMRC, it is possible that RBS Sempra Commodities could incur losses as a result of this matter that were not previously anticipated.

We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, product liability, property damage and other claims. California juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these types of cases.

NUCLEAR INSURANCE

SDG&E and the other owners of SONGS have insurance to cover claims from nuclear liability incidents arising at SONGS. This insurance provides $375 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $12.2 billion of secondary financial protection (SFP). If a nuclear liability loss occurring at any U.S. licensed/commercial reactor exceeds the $375 million insurance limit, all nuclear reactor owners could be required to contribute to the SFP. SDG&E’s contribution would be up to $47 million. This amount is subject to an annual maximum of $7 million, unless a default occurs by any other SONGS owner. If the SFP is insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

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

CONTRACTUAL COMMITMENTS

We discuss below significant changes in the first three months of 2012 to contractual commitments discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $25 million since December 31, 2011. The decrease, primarily due to a reduction of $222 million from fulfillment of commitments in the first three months of 2012, is offset by new natural gas purchase and pipeline capacity contracts of $197 million. Net future payments are therefore expected to decrease by $78 million in 2012 and to increase by $51 million in 2013 and $2 million in 2014 compared to December 31, 2011.

Sempra Mexico’s natural gas purchase commitments have decreased by $121 million since December 31, 2011, primarily due to changes in forward prices and fulfillment of commitments in the first three months of 2012. Net future payments are therefore expected to decrease by $51 million in 2012, $31 million in 2013 and $39 million in 2014 compared to December 31, 2011.

Sempra Natural Gas’ natural gas purchase and storage capacity commitments have increased by $41 million since December 31, 2011, primarily due to new storage capacity contracts in the first three months of 2012. Net future payments are therefore expected to decrease by $1 million in 2012, and increase by $10 million in 2013, $9 million in 2014, $8 million in 2015, $8 million in 2016 and $7 million thereafter compared to December 31, 2011.

LNG Purchase Agreements

At March 31, 2012, Sempra Natural Gas has various purchase agreements with major international companies for the supply of LNG to the Energía Costa Azul and Cameron receipt terminals. We discuss these agreements further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra Natural Gas’ commitments under all LNG purchase agreements, reflecting changes in forward prices since December 31, 2011 and actual transactions for the first three months of 2012, are expected to decrease by $221 million in 2012, $83 million in 2013, $67 million in 2014, $57 million in 2015 and $55 million in 2016 and $912 million thereafter compared to December 31, 2011.

The LNG commitment amounts above are based on Sempra Natural Gas’ commitment to accept the maximum possible delivery of cargoes under the agreements. Actual LNG purchases for the three months ended March 31, 2012 have been significantly lower than the maximum amounts possible.

Purchased-Power Contracts

SDG&E’s purchased-power contracts have decreased by $165 million since December 31, 2011. The decrease is primarily due to cancellation of certain long-term renewable energy contracts and changes in expected prices. Net future payments are therefore expected to decrease by $6 million in 2012, increase by $1 million in 2013, decrease by $4 million in 2014, $4 million in 2015, $4 million in 2016 and $148 million thereafter compared to December 31, 2011.

Sempra South American Utilities’ purchased-power contracts have increased by $676 million since December 31, 2011, primarily due to foreign currency translation (as the contracts are denominated in the local currency) and changes in expected prices. Net future payments for the purchased-power contracts at Luz del Sur are expected to decrease by $39 million in 2012, and increase by $38 million in 2013, $23 million in 2014, $24 million in 2015, $26 million in 2016 and $209 million thereafter.  Net future payments for the purchased-power contracts at Chilquinta Energía are expected to decrease by $49 million in 2012, and increase by $29 million in 2013, $32 million in 2014, $34 million in 2015, $33 million in 2016 and $316 million thereafter. These amounts are based on estimated future purchases at current contracted rates, as the contracts require no minimum purchases.

Construction and Development Projects

In the first three months of 2012, significant increases to contractual commitments at SDG&E were $22 million for electric distribution systems and electric generation plant and equipment and $8 million for biological monitoring and construction costs associated with the Sunrise Powerlink project. The future payments for these contractual commitments are all expected to be in 2012.

In the first three months of 2012, significant increases to contractual commitments at SoCalGas were $49 million for construction and infrastructure improvements for natural gas transmission and distribution operations. The future payments for these contractual commitments are all expected to be in 2012.

NOTE 11. SEGMENT INFORMATION

We have six separately managed reportable segments, as follows:

1.	SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

2.	SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

3.
Sempra South American Utilities operates electric transmission and distribution utilities in Chile and Peru, and owns interests in utilities in Argentina. We are currently pursuing the sale of our interests in the Argentine utilities, which we discuss further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

4.
Sempra Mexico owns and operates, or holds interests in, natural gas transmission pipelines and propane systems, a natural gas distribution utility, electric generation facilities and a terminal for the import of LNG and sale of natural gas in Mexico.

5.
Sempra Renewables develops, owns and operates, or holds interests in, wind and solar energy projects in Arizona, California, Colorado, Hawaii, Indiana, Kansas, Nevada and Pennsylvania to serve wholesale electricity markets in the United States.

6.
Sempra Natural Gas develops, owns and operates, or holds interests in, a natural gas-fired electric generation plant, natural gas pipelines and storage facilities, a natural gas distribution utility and a terminal for the import and export of LNG and sale of natural gas, all within the United States.

Sempra South American Utilities and Sempra Mexico comprise our Sempra International operating unit.  Sempra Renewables and Sempra Natural Gas comprise our Sempra U.S. Gas & Power operating unit.

We evaluate each segment’s performance based on its contribution to Sempra Energy’s reported earnings. The California Utilities operate in essentially separate service territories, under separate regulatory frameworks and rate structures set by the CPUC. The California Utilities’ operations are based on rates set by the CPUC and the FERC.

The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. Amounts labeled as “All other” in the following tables consist primarily of parent organizations and the former commodities-marketing businesses.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2012		2011
REVENUES
SDG&E	$834	35%	$840	35%
SoCalGas	880	37	1,056	43
Sempra South American Utilities	357	15	―	―
Sempra Mexico	135	6	207	9
Sempra Renewables	8	―	4	―
Sempra Natural Gas	269	11	449	18
Intersegment revenues(1)	(100)	(4)	(122)	(5)
Total	$2,383	100%	$2,434	100%
INTEREST EXPENSE
SDG&E	$36		$36
SoCalGas	17		17
Sempra South American Utilities	10		2
Sempra Mexico	4		5
Sempra Renewables	4		3
Sempra Natural Gas	20		20
All other	58		56
Intercompany eliminations(2)	(36)		(31)
Total	$113		$108
INTEREST INCOME
Sempra South American Utilities	$4		$2
Sempra Mexico	3		2
Sempra Natural Gas	11		11
All other	1		2
Intercompany eliminations(2)	(14)		(14)
Total	$5		$3
DEPRECIATION AND AMORTIZATION
SDG&E	$112	44%	$103	45%
SoCalGas	87	34	81	35
Sempra South American Utilities	13	5	―	―
Sempra Mexico	15	6	15	7
Sempra Renewables	3	1	1	―
Sempra Natural Gas	23	9	26	11
All other	4	1	4	2
Total	$257	100%	$230	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$60		$49
SoCalGas	40		37
Sempra South American Utilities	13		―
Sempra Mexico	20		18
Sempra Renewables	(17)		(7)
Sempra Natural Gas	2		32
All other	(1)		(15)
Total	$117		$114

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended March 31,
	2012			2011
EQUITY EARNINGS
Earnings (losses) recorded before tax:
Sempra Renewables		$1		$1
Sempra Natural Gas		11		9
All other		―		(9)
Total		$12		$1
Earnings recorded net of tax:
Sempra South American Utilities	$	―		$24
Sempra Mexico		11		7
Total		$11		$31
EARNINGS (LOSSES)
SDG&E(3)		$105	45%	$89	35%
SoCalGas(3)		66	28	68	27
Sempra South American Utilities		40	17	22	9
Sempra Mexico		37	16	39	15
Sempra Renewables		10	4	4	1
Sempra Natural Gas		1	―	63	25
All other		(23)	(10)	(31)	(12)
Total		$236	100%	$254	100%
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E		$398	49%	$348	57%
SoCalGas		165	20	168	28
Sempra South American Utilities		19	2	―	―
Sempra Mexico		5	1	3	―
Sempra Renewables		201	25	46	8
Sempra Natural Gas		22	3	42	7
All other		1	―	―	―
Total		$811	100%	$607	100%
	March 31, 2012			December 31, 2011
ASSETS
SDG&E		$14,048	41%	$13,555	41%
SoCalGas		8,492	25	8,475	25
Sempra South American Utilities		3,161	9	2,981	9
Sempra Mexico		2,931	9	2,914	9
Sempra Renewables		1,581	5	1,210	4
Sempra Natural Gas		5,852	17	5,738	17
All other		497	1	538	2
Intersegment receivables		(2,517)	(7)	(2,162)	(7)
Total		$34,045	100%	$33,249	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Mexico		$313		$302
Sempra Renewables		442		390
Sempra Natural Gas		789		800
All other		136		137
Total		$1,680		$1,629
(1)			Revenues for reportable segments include intersegment revenues of:

$2 million, $15 million, $46 million and $37 million for the three months ended March 31, 2012, and $2 million, $13 million, $58 million and $49 million for the three months ended March 31, 2011 for SDG&E, SoCalGas, Sempra Mexico and Sempra Natural Gas, respectively.

(2)			Prior year amounts have been revised to present amounts after eliminations between Parent and corporate entities.
(3) After preferred dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements contained in this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our 2011 Annual Report on Form 10-K (Annual Report), and “Risk Factors” contained in our Annual Report.

OVERVIEW

2012 Business Segment Realignment

Effective January 1, 2012, management realigned some of the company’s major subsidiaries to better fit its strategic direction and to enhance the management and integration of our assets. This realignment resulted in a change in reportable segments in 2012. In accordance with accounting principles generally accepted in the United States (GAAP), we have restated historical information in this Form 10-Q to reflect the effect of this change. All discussions of our operating units and reportable segments in this report reflect the new segments and operating structure.

Sempra Energy is a Fortune 500 energy-services holding company whose operating units develop energy infrastructure, operate utilities and provide related services to their customers. Our operations are divided principally between our California Utilities, which are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), Sempra International and Sempra U.S. Gas & Power. SDG&E and SoCalGas are separate, reportable segments.  Sempra International includes two reportable segments – Sempra South American Utilities and Sempra Mexico. Sempra U.S. Gas & Power also includes two reportable segments – Sempra Renewables and Sempra Natural Gas.

This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	SDG&E

▪	SoCalGas

References in this report to “we,” “our” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by its context. All references in this report to “Sempra International” and “Sempra U.S. Gas & Power,” and to their respective principal segments, are not intended to refer to any legal entity with the same or similar name.

Below are summary descriptions of our operating units and their reportable segments.

SEMPRA ENERGY OPERATING UNITS AND REPORTABLE SEGMENTS

CALIFORNIA UTILITIES
	MARKET	SERVICE TERRITORY
SAN DIEGO GAS & ELECTRIC COMPANY (SDG&E) A regulated public utility; infrastructure supports electric generation, transmission and distribution, and natural gas distribution	▪ Provides electricity to 3.4 million consumers (1.4 million meters) ▪ Provides natural gas to 3.1 million consumers (855,000 meters)	Serves the county of San Diego, California and an adjacent portion of southern Orange County covering 4,100 square miles
SOUTHERN CALIFORNIA GAS COMPANY (SOCALGAS) A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪ Residential, commercial, industrial, utility electric generation and wholesale customers ▪ Covers a population of 21 million (5.8 million meters)	Southern California and portions of central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles

We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include the utilities in our Sempra International and Sempra U.S. Gas & Power operating units described below.

As this report is the first time that we are presenting results based on our new operating units (Sempra International and Sempra U.S. Gas & Power) and their reportable segments, we provide descriptions of our reorganized businesses below.

SEMPRA INTERNATIONAL
	MARKET	GEOGRAPHIC REGION
SEMPRA SOUTH AMERICAN UTILITIES Infrastructure supports electric transmission and distribution	▪ Provides electricity to more than 600,000 customers in Chile and more than 900,000 customers in Peru	▪ Serves the cities of Valparaiso and Viña del Mar in central Chile ▪ Serves the southern zone of metropolitan Lima, Peru
SEMPRA MEXICO
Owns and operates, or holds interests in:
▪ natural gas transmission pipelines and propane systems

▪ a natural gas distribution utility

▪ electric generation facilities

▪ a terminal in Mexico for the importation of liquefied natural gas (LNG) and purchase and sale of natural gas

	▪ Natural gas ▪ Wholesale electricity ▪ Liquefied natural gas	▪ Mexico

Sempra International

Sempra South American Utilities

Sempra South American Utilities operates electric transmission and distribution utilities in Chile and Peru, and owns interests in utilities in Argentina.

On April 6, 2011, Sempra South American Utilities completed the acquisition of AEI’s interests in Chilquinta Energía S.A. (Chilquinta Energía) in Chile and Luz del Sur S.A.A. (Luz del Sur) in Peru. Upon completion of the transaction, Sempra South American Utilities owned 100 percent of Chilquinta Energía and approximately 76 percent of Luz del Sur, and the companies are now consolidated. Pursuant to a tender offer that was completed in September 2011, Sempra South American Utilities now owns 79.82 percent of Luz del Sur, as we discuss in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. The remaining shares of Luz del Sur are held by institutional investors and the general public.

We provide additional information about the acquisition and Sempra South American Utilities’ investments in Chilquinta Energía and Luz del Sur in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra South American Utilities also is currently pursuing the sale of its interests in the Argentine utilities, which we discuss further in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Mexico

Transportation. Sempra Mexico owns and operates natural gas transmission pipelines and propane systems in Mexico. These facilities are contracted under long-term, U.S. dollar-based agreements with PEMEX (the Mexican state-owned oil company), the Federal Electricity Commission (Comisión Federal de Electricidad, or CFE), Shell México Gas Natural (Shell), Gazprom Marketing & Trading Mexico (Gazprom) and other similar counterparties.

Distribution. Sempra Mexico’s natural gas distribution utility, Ecogas Mexico, S de RL de CV (Ecogas), operates in three separate areas in Mexico, and had a customer count of 89,800 and sales volume of 60 million cubic feet per day in 2011.

Generation. Sempra Mexico’s Termoeléctrica de Mexicali, a 625-megawatt (MW) natural gas-fired power plant, is located in Mexicali, Baja California, Mexico. Under an agreement with Sempra Natural Gas, Sempra Mexico records revenue for the sale of power generated by Termoeléctrica de Mexicali to Sempra Natural Gas, and records cost of sales for purchases from Sempra Natural Gas of natural gas to fuel the facility. J.P. Morgan Ventures Energy Corporation (J.P. Morgan Ventures) facilitates the transactions between the segments. Sempra Mexico also develops renewable energy generation facilities.

LNG. Sempra Mexico’s Energía Costa Azul LNG terminal in Baja California, Mexico is capable of processing 1 billion cubic feet (Bcf) of natural gas per day. The Energía Costa Azul facility generates revenue under a capacity services agreement with Shell, expiring in 2028, that originally permitted Shell to use one-half of the terminal’s capacity. In April 2009, Shell assigned a portion of its terminal capacity at Energía Costa Azul to Gazprom, transferring all further rights and obligations with respect to the assigned capacity, and a separate capacity services agreement between Energía Costa Azul and Gazprom was put into place.

A nitrogen-injection facility at Energía Costa Azul allows the terminal to process LNG cargoes from a wider variety of sources and provides additional revenue from payments for capacity reservation and usage fees for nitrogen injection services for Shell and Gazprom.

In connection with Sempra Natural Gas’ LNG purchase agreement with Tangguh PSC Contractors (Tangguh PSC), which we discuss below, Sempra Mexico purchases from Sempra Natural Gas the LNG delivered to Energía Costa Azul by Tangguh PSC. Sempra Mexico uses the natural gas produced from this LNG to supply a contract through 2022 for the sale of an average of approximately 150 million cubic feet per day of natural gas to Mexico’s national electric company, the CFE, at prices that are based on the Southern California border index. If LNG volumes received from Tangguh PSC are not sufficient to satisfy the commitment to the CFE, Sempra Mexico may purchase natural gas from Sempra Natural Gas’ natural gas marketing operations. Under an agreement among Sempra Natural Gas, Sempra Mexico, J.P. Morgan Mexico and J.P. Morgan Ventures, Sempra Natural Gas and Sempra Mexico sell to J.P. Morgan Ventures and J.P. Morgan Mexico any volumes received from Tangguh PSC that are not sold to the CFE. The agreement was previously with RBS Sempra Commodities LLP (RBS Sempra Commodities). In connection with the 2010 sale of businesses within RBS Sempra Commodities, substantially all contracts with RBS Sempra Commodities were assigned to J.P. Morgan Ventures by May 1, 2011, as we discuss under “Transactions with RBS Sempra Commodities” in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

SEMPRA U.S. GAS & POWER
	MARKET	GEOGRAPHIC REGION
SEMPRA RENEWABLES Develops, owns, operates, or holds interests in renewable energy generation projects	▪ Wholesale electricity	▪ U.S.A.
SEMPRA NATURAL GAS
Develops, owns and operates, or holds interests in:
▪ a natural gas-fired electric generation plant

▪ natural gas pipelines and storage facilities

▪ a natural gas distribution utility

▪ terminal in the U.S. for the importation and export of LNG and sale of natural gas

▪ marketing operations

	▪ Wholesale electricity ▪ Natural gas ▪ Liquefied natural gas	▪ U.S.A.

Sempra U.S. Gas & Power

Sempra Renewables

The following table provides information about the Sempra Renewables facilities that were operational as of March 31, 2012. The generating capacity of these facilities is fully contracted under long-term contracts, as we discuss below.

SEMPRA RENEWABLES OPERATING FACILITIES
Capacity in Megawatts (MW)
Name	Maximum Generating Capacity		First In Service	Location
Cedar Creek 2 Wind Farm (50% owned)	125	(1)	2011	New Raymer, CO
Fowler Ridge 2 Wind Farm (50% owned)	100	(1)	2009	Benton County, IN
Copper Mountain Solar 1	58	(2)	2010	Boulder City, NV
Mesquite Solar 1	42	(3)	2011	Arlington, AZ
Total MW in operation	325
(1)	Sempra Renewables’ share.
(2)	Includes the 10-MW facility previously referred to as El Dorado Solar, which was first placed in service in 2008.
(3)	Represents only the portion of the project that was completed in 2011. The entire 150-MW project is expected to be completed in early 2013.

We discuss these facilities in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Sempra Natural Gas

Generation. Sempra Natural Gas sells electricity under short-term and long-term contracts and into the spot market and other competitive markets. While it may also purchase electricity in the open market to satisfy its contractual obligations, Sempra Natural Gas generally purchases natural gas to fuel its Mesquite Power natural gas-fired power plant, and, as we discuss above, Sempra Mexico’s Termoeléctrica de Mexicali plant. The Mesquite Power plant is a 1,250-MW facility located in Arlington, Arizona.

Sempra Natural Gas’ El Dorado natural gas-fired generation plant (excluding the solar facility) was sold to SDG&E on October 1, 2011. This sale, pursuant to an option to acquire the plant that was exercised by SDG&E in 2007, coincided with the end of a contract with the California Department of Water Resources (DWR). During the first three quarters of 2011, the Mesquite Power plant and the El Dorado generation plant, along with Sempra Mexico’s Termoeléctrica de Mexicali power plant, sold the majority of their output under this long-term purchased-power contract with the DWR which provided for 1,200 MW to be supplied during all hours and an additional 400 MW during on-peak hours, and ended on September 30, 2011.

Sempra Natural Gas also has other power sale transactions, primarily with J.P. Morgan Ventures, to sell varying amounts of power through 2012. These contracts were initially with RBS Sempra Commodities. In connection with the 2010 sale of businesses within RBS Sempra Commodities, substantially all of these transactions with RBS Sempra Commodities were assigned to J.P. Morgan Ventures by May 1, 2011. The remaining output of our natural gas facilities, including that of Sempra Mexico’s Termoeléctrica de Mexicali power plant, is available to be sold into energy markets on a day-to-day basis. Sempra Natural Gas has sold certain quantities of expected future generation output under long-term contracts.

Transportation and Storage. Sempra Natural Gas owns and operates, or holds interests in, natural gas underground storage and related pipeline facilities in Alabama and Mississippi. Sempra Natural Gas provides natural gas marketing, trading and risk management activities through the utilization and optimization of contracted natural gas supply, transportation and storage capacity, as well as optimizing its assets in the short-term services market.

Sempra Natural Gas, Kinder Morgan Energy Partners, L.P. (KMP) and ConocoPhillips jointly own, through Rockies Express Pipeline LLC (Rockies Express), the Rockies Express Pipeline (REX) that links producing areas in the Rocky Mountain region to the upper Midwest and the eastern United States. Our ownership interest in the pipeline is 25 percent. Sempra Rockies Marketing has an agreement with Rockies Express for 200 million cubic feet per day of capacity on REX, which has a total capacity of 1.8 Bcf per day. Sempra Rockies Marketing released a portion of its capacity to RBS Sempra Commodities, which capacity was assigned to J.P. Morgan Ventures effective January 1, 2011 in connection with the sale of businesses within RBS Sempra Commodities.

KMP, the majority owner, has announced its intention to sell certain assets, including its interest in REX. KMP is proposing to divest these assets in order for KMP’s general partner, Kinder Morgan, Inc., to obtain approval for a proposed acquisition. We believe that this sales process could result in an indication of fair value for KMP’s interest in REX. If so, we would consider what, if any, impacts this information could have on our recorded value for REX. If such information indicated an impairment of our investment, we would also need to evaluate whether such impairment, if any, was other than temporary, in accordance with applicable accounting standards for equity method investments.

Distribution. Sempra Natural Gas owns and operates Mobile Gas Service Corporation (Mobile Gas), a regulated natural gas distribution utility in southwest Alabama.

LNG. Sempra Natural Gas’ Cameron LNG terminal in Hackberry, Louisiana is capable of processing 1.5 Bcf of natural gas per day. Cameron LNG generates revenue under a capacity services agreement for approximately 600 million cubic feet of natural gas per day through 2029. The agreement allows customers to pay Sempra Natural Gas capacity reservation and usage fees to use its facilities to receive, store and regasify the customer’s LNG. Sempra Natural Gas also may enter into short-term and/or long-term supply agreements to purchase LNG to be received, stored and regasified at its terminals for sale to other parties. Sempra Natural Gas is currently taking steps towards the development of a liquefaction facility at the Cameron LNG terminal. We discuss these activities below in “Factors Influencing Future Performance.”

Sempra Natural Gas has an LNG purchase agreement with Tangguh PSC for the supply of the equivalent of 500 million cubic feet of natural gas per day from Tangguh PSC’s Indonesian liquefaction facility with delivery to Sempra Mexico’s Energía Costa Azul receipt terminal at a price based on the Southern California border index for natural gas. As discussed above, Sempra Natural Gas has an agreement to sell to J.P. Morgan Ventures any volumes purchased from Tangguh PSC that are not sold to the CFE or J.P. Morgan Mexico. This agreement was previously with RBS Sempra Commodities. In connection with the 2010 sale of businesses within RBS Sempra Commodities, substantially all contracts with RBS Sempra Commodities were assigned to J.P. Morgan Ventures by May 1, 2011. Sempra Natural Gas may also record revenues from non-delivery of cargoes related to this contract.

Sempra Natural Gas also owns property in Port Arthur, Texas, that it is evaluating for potential development.

RBS Sempra Commodities LLP

Prior to 2011, our Sempra Commodities segment contained our investment in RBS Sempra Commodities LLP (RBS Sempra Commodities), which held commodities-marketing businesses previously owned by us. Our investment in the partnership is reported on the equity method. We and The Royal Bank of Scotland plc (RBS), our partner in the joint venture, sold substantially all of the partnership’s businesses and assets in four separate transactions completed in July, November and December of 2010 and February of 2011. We discuss these transactions and other matters concerning the partnership in Notes 4 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

The activity in the partnership no longer meets the quantitative thresholds that require Sempra Commodities to be reported as a reportable segment under applicable accounting rules, and we do not consider the remaining wind-down activities of the partnership to be of continuing significance. As a result, effective January 1, 2011, we are reporting the former Sempra Commodities segment in Parent and Other.

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪	Overall results of our operations and factors affecting those results

▪	Our segment results

▪	Significant changes in revenues, costs and earnings between periods

In the three months ended March 31, 2012, our earnings decreased by $18 million (7%) to $236 million primarily due to lower earnings at Sempra Natural Gas, offset by higher earnings at Sempra South American Utilities and SDG&E.

Diluted earnings per share for the three-month period decreased by $0.08 per share to $0.97 per share primarily due to the lower earnings in 2012.

CHANGE IN ACCOUNTING PRINCIPLE

As we discuss in Note 1 of the Notes to Condensed Consolidated Financial Statements herein, effective January 1, 2012, we changed our method of accounting for investment tax credits (ITC) from the flow-through method to the deferral method. We applied this change in accounting principle by retrospectively adjusting the historical financial statement amounts for all periods presented.  The change in accounting principle has no impact on the financial results of SDG&E or SoCalGas for prior or future periods.

The following table shows our earnings (losses) by segment, which we discuss below in “Segment Results.”

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2012		2011
California Utilities:
SDG&E(1)	$105	45%	$89	35%
SoCalGas(1)	66	28	68	27
Sempra International:
Sempra South American Utilities	40	17	22	9
Sempra Mexico	37	16	39	15
Sempra U.S. Gas & Power:
Sempra Renewables	10	4	4	1
Sempra Natural Gas	1	―	63	25
Parent and other(2)	(23)	(10)	(31)	(12)
Earnings	$236	100%	$254	100%
(1)		After preferred dividends.
(2)
Includes after-tax interest expense ($34 million and $33 million for the three months ended March 31, 2012 and 2011, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

SEGMENT RESULTS

The following section is a discussion of earnings (losses) by Sempra Energy segment, as presented in the table above. Variance amounts are the after-tax earnings impact, unless otherwise noted.

EARNINGS BY SEGMENT – CALIFORNIA UTILITIES
(Dollars in millions)

SDG&E

Our SDG&E segment recorded earnings of:

▪	$105 million in the three months ended March 31, 2012 ($106 million before preferred dividends)

▪	$89 million in the three months ended March 31, 2011 ($90 million before preferred dividends)

The increase of $16 million (18%) in the three months ended March 31, 2012 was primarily due to:

▪	$14 million increase in allowance for funds used during construction (AFUDC) related to equity, primarily the result of the Sunrise Powerlink investment;

▪	$9 million favorable earnings impact due to 2011 incremental wildfire insurance premiums not recovered in revenues; and

▪	$5 million in earnings for Desert Star in 2012, which was acquired in October 2011; offset by

▪	$5 million higher income tax expense due to a higher effective tax rate in 2012;

▪	$4 million in unplanned Palomar Energy Center repairs in 2012; and

▪	$2 million lower electric transmission margin.

SoCalGas

Our SoCalGas segment recorded earnings of:

▪	$66 million in the three months ended March 31, 2012 (both before and after preferred dividends)

▪	$68 million in the three months ended March 31, 2011 (both before and after preferred dividends)

The decrease of $2 million (3%) in the three months ended March 31, 2012 was primarily due to:

▪	$3 million increase in operating expenses, including depreciation; and

▪	$2 million higher bad debt accruals; offset by

▪	$4 million higher regulatory awards.

EARNINGS BY SEGMENT – SEMPRA INTERNATIONAL
(Dollars in millions)

Sempra South American Utilities

Our Sempra South American Utilities segment recorded earnings of:

▪	$40 million in the three months ended March 31, 2012

▪	$22 million in the three months ended March 31, 2011

The increase of $18 million (82%) in the three months ended March 31, 2012 was primarily due to higher earnings related to the acquisition of additional interests in Chilquinta Energía and Luz del Sur in April 2011.

Sempra Mexico

Our Sempra Mexico segment recorded earnings of:

▪	$37 million in the three months ended March 31, 2012

▪	$39 million in the three months ended March 31, 2011

Earnings for the three months ended March 31, 2012 were consistent with the corresponding period in the prior year.

EARNINGS BY SEGMENT – SEMPRA U.S. GAS & POWER
(Dollars in millions)

Sempra Renewables

Our Sempra Renewables segment recorded earnings of:

▪	$10 million in the three months ended March 31, 2012

▪	$4 million in the three months ended March 31, 2011

The increase of $6 million in the three months ended March 31, 2012 was primarily due to deferred income tax benefits as a result of placing solar and wind generating assets in service in 2012, partially offset by increased general and administrative costs.

Sempra Natural Gas

Our Sempra Natural Gas segment recorded earnings of:

▪	$1 million in the three months ended March 31, 2012

▪	$63 million in the three months ended March 31, 2011

The decrease of $62 million (98%) in the three months ended March 31, 2012 was primarily due to:

▪	$62 million lower earnings from gas power plant operations primarily from the end of the DWR contract as of September 30, 2011; and

▪	$9 million decrease in natural gas inventory value due to lower prices; offset by

▪	$6 million decreased gas plant operation and maintenance expenses primarily from the sale of the El Dorado power plant to SDG&E as of October 1, 2011.

Parent and Other

Losses for Parent and Other were

▪	$23 million in the three months ended March 31, 2012

▪	$31 million in the three months ended March 31, 2011

The decrease in losses of $8 million (26%) in the three months ended March 31, 2012 was primarily due to:

▪	$5 million equity losses in 2011 from our former commodities-marketing businesses;

▪	$5 million higher earnings from foreign currency exchange effects related to a Chilean holding company, and hedging transactions; and

▪
$3 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans, net of the increase in deferred compensation liability associated with the investments; offset by

▪	$7 million lower income tax benefits.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E and SoCalGas.

Utilities Revenues

Our utilities revenues include

Natural gas revenues at:

▪	SDG&E

▪	SoCalGas

▪	Sempra Natural Gas’ Mobile Gas, a regulated natural gas distribution utility in southwest Alabama

▪	Sempra Mexico’s Ecogas

Electric revenues at:

▪	SDG&E

▪	Sempra South American Utilities’ Chilquinta Energía and Luz del Sur

Intercompany revenues included in the separate revenues of each utility are eliminated in the Sempra Energy Condensed Consolidated Statements of Operations.

The California Utilities

The current regulatory framework for SoCalGas and SDG&E permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed on to customers substantially as incurred. However, SoCalGas’ Gas Cost Incentive Mechanism provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

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

The table below summarizes Utilities Revenues and Cost of Sales for Sempra Energy, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2012	2011
Electric revenues:
SDG&E	$671	$665
Sempra South American Utilities	338	―
Eliminations and adjustments	(1)	(2)
Total	1,008	663
Natural gas revenues:
SoCalGas	880	1,056
SDG&E	163	175
Sempra Mexico	23	28
Sempra Natural Gas	32	37
Eliminations and adjustments	(15)	(13)
Total	1,083	1,283
Total utilities revenues	$2,091	$1,946
Cost of electric fuel and purchased power:
SDG&E	$163	$171
Sempra South American Utilities	225	―
Total	$388	$171
Cost of natural gas:
SoCalGas	$349	$531
SDG&E	67	83
Sempra Mexico	13	19
Sempra Natural Gas	7	14
Eliminations and adjustments	(5)	(5)
Total	$431	$642

Sempra Energy Consolidated

Electric Revenues

During the three months ended March 31, 2012, our electric revenues increased by $345 million (52%) to $1.0 billion primarily due to:

▪	$338 million from the consolidation of electric revenues of Chilquinta Energía and Luz del Sur acquired in April 2011; and

▪	$6 million increase at SDG&E, which we discuss below.

Our utilities’ cost of electric fuel and purchased power increased by $217 million to $388 million in the three months ended March 31, 2012 primarily due to:

▪	$225 million from the consolidation of cost of electric fuel and purchased power of Chilquinta Energía and Luz del Sur; offset by

▪	$8 million decrease at SDG&E, which we discuss below.

Natural Gas Revenues

During the three months ended March 31, 2012, Sempra Energy’s natural gas revenues decreased by $200 million (16%) to $1.1 billion, and the cost of natural gas decreased by $211 million (33%) to $431 million. The decrease in natural gas revenues was primarily attributable to $176 million at SoCalGas.

We discuss the changes in natural gas revenues and the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for SDG&E for the three-month periods ended March 31, 2012 and 2011. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

SDG&E
ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	Three months ended March 31, 2012		Three months ended March 31, 2011
Customer class	Volumes	Revenue	Volumes	Revenue
Residential	1,925	$300	1,959	$314
Commercial	1,655	220	1,669	231
Industrial	484	54	493	58
Direct access	752	32	786	36
Street and highway lighting	25	3	27	4
	4,841	609	4,934	643
Other revenues		48		26
Balancing accounts		14		(4)
Total(1)		$671		$665
(1)		Includes sales to affiliates of $2 million in both 2012 and 2011.

During the three months ended March 31, 2012, electric revenues increased by $6 million (1%) to $671 million at SDG&E, primarily due to:

▪	$20 million higher authorized base margin on electric generation, primarily due to the acquisition of the Desert Star generation facility in October 2011; and

▪	$17 million revenues associated with incremental wildfire insurance premiums; offset by

▪	$32 million lower recoverable expenses that are fully offset in operation and maintenance expenses.

SDG&E’s cost of electric fuel and purchased power decreased by $8 million (5%) to $163 million in the three months ended March 31, 2012 primarily due to a decrease in electric fuel and purchased-power prices.

We do not include in the Condensed Consolidated Statements of Operations the commodity costs (and the revenues to recover those costs) associated with long-term contracts that are allocated to SDG&E by the California DWR. However, we do include the associated volumes and distribution revenues in the table above. We provide further discussion of these contracts in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E and SoCalGas: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for SDG&E and SoCalGas for the three-month periods ended March 31, 2012 and 2011. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in market prices, natural gas revenues recorded during a period are impacted by the difference between customer billings and recorded or California Public Utilities Commission (CPUC)-authorized costs.  These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation			Total
Customer class	Volumes	Revenue	Volumes	Revenue		Volumes	Revenue
Three months ended March 31, 2012:
Residential	12	$112	―	$	―	12	$112
Commercial and industrial	5	26	2		3	7	29
Electric generation plants	―	―	8		2	8	2
	17	$138	10		$5	27	143
Other revenues							11
Balancing accounts							9
Total							$163
Three months ended March 31, 2011:
Residential	12	$133	―	$	―	12	$133
Commercial and industrial	5	33	2		3	7	36
Electric generation plants	―	―	5		2	5	2
	17	$166	7		$5	24	171
Other revenues							10
Balancing accounts							(6)
Total							$175

During the three months ended March 31, 2012, SDG&E's natural gas revenues decreased by $12 million (7%) to $163 million, and the cost of natural gas sold decreased by $16 million (19%) to $67 million.

SDG&E’s average cost of natural gas sold for the three months ended March 31, 2012 was $3.89 per thousand cubic feet (Mcf) compared to $4.83 per Mcf for the corresponding period in 2011, a 19-percent decrease of $0.94 per Mcf, resulting in lower revenues and cost of $16 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Three months ended March 31, 2012:
Residential	88	$692	1	$2	89	$694
Commercial and industrial	29	185	69	62	98	247
Electric generation plants	―	―	44	9	44	9
Wholesale	―	―	47	7	47	7
	117	$877	161	$80	278	957
Other revenues						27
Balancing accounts						(104)
Total(1)						$880
Three months ended March 31, 2011:
Residential	92	$825	1	$1	93	$826
Commercial and industrial	29	224	66	62	95	286
Electric generation plants	―	―	40	11	40	11
Wholesale	―	―	43	6	43	6
	121	$1,049	150	$80	271	1,129
Other revenues						22
Balancing accounts						(95)
Total(1)						$1,056
(1)		Includes sales to affiliates of $15 million in 2012 and $13 million in 2011.

During the three months ended March 31, 2012, SoCalGas’ natural gas revenues decreased by $176 million (17%) to $880 million, and the cost of natural gas sold decreased by $182 million (34%) to $349 million. The decrease in revenues was primarily due to the decrease in cost of natural gas sold, which was caused primarily by lower natural gas prices.

SoCalGas’ average cost of natural gas sold for the three months ended March 31, 2012 was $2.97 per Mcf compared to $4.36 per Mcf for the corresponding period in 2011, a 32-percent decrease of $1.39 per Mcf, resulting in lower revenues and cost of $163 million. Lower natural gas sales volume of 4 Bcf also contributed to lower revenues and cost by $19 million in 2012.

Other Utilities: Revenues and Cost of Sales

Revenues generated by Chilquinta Energía and Luz del Sur are based on tariffs that are set by government agencies in their respective countries based on an efficient model distribution company defined by those agencies. The basis for the tariffs do not meet the requirement necessary for treatment under applicable accounting principles generally accepted in the United States of America (GAAP) for regulatory accounting. We discuss revenue recognition further for Chilquinta Energía and Luz del Sur in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Operations of Mobile Gas and Ecogas qualify for regulatory accounting treatment under applicable GAAP, similar to the California Utilities.

For the three months ended March 31, 2012, electric revenues and cost of electric fuel and purchased power at Sempra South American Utilities increased due primarily to the consolidation of Chilquinta Energía and Luz del Sur starting in April 2011.

The table below summarizes natural gas and electric revenues for our other utilities for the three months ended March 31, 2012 and 2011:

OTHER UTILITIES
NATURAL GAS AND ELECTRIC REVENUES
(Dollars in millions)
	Three months ended March 31, 2012		Three months ended March 31, 2011
	Volumes	Revenue	Volumes	Revenue
Natural Gas Sales (billion cubic feet):
Sempra Natural Gas - Mobile Gas	15	$32	10		$37
Sempra Mexico - Ecogas	6	23	6		28
Total	21	$55	16		$65

Electric Sales (million kilowatt hours)(1):
Sempra South American Utilities:
Luz del Sur	1,690	$187	―	$	―
Chilquinta Energía	745	139	―		―
	2,435	326	―		―
Other service revenues		12			―
Total		$338		$	―
(1) Luz del Sur and Chilquinta Energía were accounted for under the equity method until April 6, 2011, when they became consolidated entities upon our acquisition of additional ownership interests.

Energy-Related Businesses: Revenues and Cost of Sales

The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2012	2011
Energy-related businesses revenues:
Sempra South American Utilities	$19	$	―
Sempra Mexico	113		179
Sempra Renewables	8		4
Sempra Natural Gas	237		412
Intersegment revenues, adjustments and eliminations(1)	(85)		(107)
Total energy-related businesses revenues	$292		$488
Cost of natural gas, electric fuel and purchased power(2):
Sempra Mexico	$41		$98
Sempra Renewables	1		―
Sempra Natural Gas	153		217
Adjustments and eliminations(1)	(66)		(85)
Total cost of natural gas, electric fuel
and purchased power	$129		$230
Other cost of sales(2):
Sempra South American Utilities	$10	$	―
Sempra Mexico	1		1
Sempra Natural Gas	40		47
Adjustments and eliminations(1)	(18)		(25)
Total other cost of sales	$33		$23
(1)	Includes eliminations of intercompany activity.
(2)	Excludes depreciation and amortization, which are shown separately on the Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2012, revenues from our energy-related businesses decreased by $196 million (40%) to $292 million. The decrease included

▪	$175 million decrease at Sempra Natural Gas due to decreased power sales primarily from the end of the DWR contract as of September 30, 2011, and less favorable pricing; and

▪	$66 million decrease at Sempra Mexico, including $24 million from lower LNG volumes sold, $11 million from lower natural gas prices and $12 million lower intersegment revenues; offset by

▪	$22 million lower intercompany eliminations primarily associated with power and natural gas sales between Sempra Mexico and Sempra Natural Gas; and

▪	$19 million increase at Sempra South American Utilities due to the consolidation of revenues in Chile and Peru starting in April 2011.

During the three months ended March 31, 2012, the cost of natural gas, electric fuel and purchased power from our energy-related businesses decreased by $101 million (44%) to $129 million. The decrease was primarily due to:

▪	$64 million decrease at Sempra Natural Gas primarily associated with lower power sales from the end of the DWR contract; and

▪	$57 million decrease at Sempra Mexico associated with the lower revenues; offset by

▪	$19 million lower intercompany eliminations primarily associated with power and natural gas sales between Sempra Mexico and Sempra Natural Gas.

Operation and Maintenance

Sempra Energy Consolidated

For the three months ended March 31, 2012, our operation and maintenance expenses increased by $32 million (5%) to $671 million. The increase included

▪	$44 million at Sempra South American Utilities primarily from the consolidation of expenses in Chile and Peru; offset by

▪	$5 million lower operation and maintenance expenses at SDG&E, which we discuss below.

SDG&E

For the three months ended March 31, 2012, SDG&E's operation and maintenance expenses decreased by $5 million (2%) to $268 million. The decrease was due to:

▪	$32 million lower recoverable expenses; offset by

▪
$27 million higher other operational and maintenance costs, including an incremental $6 million due to the acquisition of the Desert Star generation facility in October 2011 and $7 million from increased generation costs from other generating facilities.

Equity Earnings, Before Income Tax

For the three months ended March 31, 2012, equity earnings, before income tax, increased to $12 million from $1 million in 2011. The increase in equity earnings, before income tax, for the three-month period was primarily due to equity losses of $8 million from RBS Sempra Commodities in 2011.

Other Income, Net

Sempra Energy Consolidated

In the three months ended March 31, 2012, other income, net, increased by $32 million (74%) to $75 million primarily due to:

▪	$14 million increase in AFUDC at SDG&E primarily due to construction on the Sunrise Powerlink project; and

▪	$11 million increase in gains from investment activity related to our executive retirement and deferred compensation plans in 2012.

SDG&E

In the three months ended March 31, 2012, other income, net, increased by $14 million (88%) to $30 million due to an increase in AFUDC primarily due to construction on the Sunrise Powerlink project.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2012		2011
	Income Tax	Effective Income	Income Tax	Effective Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$117	33%	$114	33%
SDG&E	60	35	49	34
SoCalGas	40	38	37	35

Sempra Energy Consolidated

The increase in income tax expense in the three months ended March 31, 2012 was primarily due to higher pretax income. While our effective tax rate remained unchanged from the prior year, it was impacted by:

▪	higher tax expense in 2012 due to Mexican currency translation adjustments;

▪	lower deductions for self-developed software costs; and

▪	lower favorable adjustments related to prior years’ income tax issues; offset by

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; and

▪	higher planned renewable energy income tax credits and deferred income tax benefits related to renewable energy projects.

As we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. We also discuss renewable energy income tax credits and deferred income tax benefits related to renewable energy projects in Notes 1 and 5 of the Notes to Condensed Consolidated Financial Statements herein.

As discussed above, through December 31, 2011, Sempra Renewables used what is referred to as the flow-through method of accounting in which the investment tax credits associated with a project are recognized as a reduction of tax expense in the year in which capacity is placed in service. Starting in the first quarter of 2012, Sempra Renewables adopted the deferral method of accounting for these projects. Under this methodology, instead of recognizing the investment tax credit, Sempra Renewables reduced the book basis of the asset by the amount of the tax credit. This resulted in lower book depreciation, but higher income tax expense. Therefore, over time total earnings will be equal under the deferred method when compared to the flow-through method. This change in accounting principle was applied retrospectively in the first quarter of 2012.

Our plan for assets placed into service in 2012 includes assets that were under construction in 2011. We have used grant accounting for these assets in anticipation of applying for cash grants. Grant accounting for cash grants is very similar to the deferral method of accounting for investment tax credits, the primary difference being the recording of a grant receivable instead of an income tax receivable.

In 2012, we anticipate that our effective tax rate will be approximately 29% compared to 23% in 2011, excluding income tax items that cannot be reliably forecasted, as discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements herein. This increase is primarily as a result of lower non-U.S. earnings taxed at lower statutory income tax rates. In the years 2013 through 2016, we are currently projecting that our effective income tax rate will be, excluding income tax items that cannot be reliably forecasted, approximately 30% to 32%. This increase in effective income tax rates is primarily due to: projected increases in pretax income; decreases in favorable tax deductions for self-developed software costs; increases in the amount by which book depreciation exceeds normalized tax depreciation; and lower exclusions from income for the equity portion of AFUDC. These projected effective tax rates do not include any impact from a possible repatriation of future earnings from our Mexican and Peruvian subsidiaries. If we were to repatriate future foreign earnings, as we discuss below, the rates would increase accordingly.

SDG&E

SDG&E's income tax expense increased in the three months ended March 31, 2012 due to higher pretax income and a higher effective income tax rate primarily resulting from:

▪	lower deductions for self-developed software costs; and

▪	lower exclusions from taxable income of the equity portion of AFUDC; offset by

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; and

▪	the impact of Otay Mesa VIE, as we discuss below.

Results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is consolidated, and therefore, their effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate.

In 2012, we anticipate that SDG&E’s effective income tax rate will be approximately 36% compared to 34% in 2011, excluding income tax items that cannot be reliably forecasted. This increase is due to a projected rise in pretax income, combined with a decrease in favorable income tax deductions for self-developed software costs (due to completion of SDG&E’s advanced meter project), and lower exclusions from income for the equity portion of AFUDC (due to the projected completion of construction on the Sunrise Powerlink electric transmission line), offset by lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets. In the years 2013 through 2016, we are currently projecting that SDG&E’s effective income tax rate will be approximately 37%, excluding income tax items that cannot be reliably forecasted, due to projected increases in pretax income.

SoCalGas

In the three months ended March 31, 2012, income tax expense increased at SoCalGas due to a higher effective tax rate. The higher effective tax rate in 2012 compared to 2011 was primarily due to:

▪	lower deductions for self-developed software costs; and

▪	unfavorable adjustments related to prior years’ income tax issues in 2012 versus favorable adjustments in 2011; offset by

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

In 2012, we anticipate that SoCalGas’ effective income tax rate will be approximately 37% compared to 33% in 2011, excluding income tax items that cannot be reliably forecasted. This increase is due to a projected rise in pretax income, combined with a decrease in favorable income tax deductions for self-developed software costs. In the years 2013 through 2016, we are currently projecting that SoCalGas’ effective income tax rate, excluding income tax items that cannot be reliably forecasted, will be approximately 40% to 42%, which is approximately 3% to 5% higher than the anticipated 2012 effective income tax rate. This expected increase is primarily due to projected increases in pretax income, combined with a decrease in favorable income tax deductions for self-developed software costs, and an increase in the amount by which book depreciation exceeds normalized tax depreciation.

In general, the following items are subject to flow-through treatment at the California Utilities:

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

Due to the extension of bonus depreciation, Sempra Energy generated a large U.S. federal net operating loss (NOL) in 2011 and is currently projecting a large U.S. federal NOL in 2012. We currently project the total NOL will not be fully utilized until 2016.  Because of these projected NOLs, and the carryforward of U.S. federal income tax credits discussed below, Sempra Energy expects no U.S. federal income tax payments in years 2012 through 2015.  However, because bonus depreciation only creates a temporary difference, versus a permanent difference, between Sempra Energy’s U.S. federal income tax return and its U.S. GAAP financial statements, it does not impact Sempra Energy’s effective income tax rate. We expect larger U.S. federal income tax payments in the future as these temporary differences reverse.

SDG&E and SoCalGas both generated a large U.S. federal NOL in 2011, also due to bonus depreciation. In addition, SDG&E is currently projecting a large U.S. federal NOL in 2012. However, SoCalGas is not projecting a U.S. federal NOL in 2012. In 2012, SDG&E and SoCalGas will be able to, on a stand-alone basis, carry back their 2011 NOLs to 2009 and 2010 to offset taxable income in those years. Therefore, 2011 NOLs are recorded as current income tax receivable. In 2013, SDG&E will be able to, on a stand-alone basis, carry back a portion of its 2012 NOL to 2010 and the remaining portion will need to be carried forward. Therefore, the 2012 NOL generated to date is recorded as noncurrent income tax receivable. The portion of SDG&E’s 2012 NOL that will be carried forward will be recorded as a deferred income tax asset. We currently project that SDG&E’s carryforward NOL, on a stand-alone basis, will be fully utilized in 2013. Because of this projected 2012 NOL, and the carryforward of U.S. federal income tax credits discussed below, SDG&E expects no U.S. federal income tax payments in 2012.  However, because bonus depreciation only creates a temporary difference, versus a permanent difference, between SDG&E’s and SoCalGas’ U.S. federal income tax returns and U.S. GAAP financial statements, it does not impact SDG&E’s and SoCalGas’ effective income tax rates. We expect larger U.S. federal income tax payments in the future as these temporary differences reverse.

Bonus depreciation, in addition to impacting Sempra Energy’s and SDG&E’s U.S. federal income tax payments, will also have a temporary impact on Sempra Energy’s and SDG&E’s ability to utilize their U.S. federal income tax credits, which primarily are investment tax credits and production tax credits generated by Sempra Energy’s and SDG&E’s current and future renewable energy investments.  However, based on current projections, Sempra Energy and SDG&E do not expect, based on more-likely-than-not criteria required under U.S. GAAP, any of these income tax credits to expire prior to the end of their 20-year carryforward period, as allowed under current U.S. federal income tax law. We also expect bonus depreciation to increase the deferred tax component of SDG&E’s and SoCalGas’ rate base, which reduces rate base.

We are currently considering the potential repatriation of future earnings beginning in 2013 from certain of our non-U.S. subsidiaries in Mexico and Peru. However, we expect to continue to indefinitely reinvest future earnings from our Chilean subsidiaries. Currently, all future repatriated earnings would be subject to U.S. income tax (with a credit for foreign income taxes) and future repatriations from Peru would be subject to local country withholding tax.  Because this potential repatriation would only be from future earnings, it does not change our current assertion, as we discuss in Note 7 of the Notes to Consolidated Financial Statements in the Annual Report, that we intend to continue to indefinitely reinvest, for the foreseeable future, our cumulative undistributed non-U.S. earnings as of March 31, 2012. The forward-looking statements above on income tax matters do not include any impact from potential repatriation of future non-U.S. earnings.

Additionally, the 2010 Tax Act extended for years 2010 and 2011 the U.S. federal income tax law known as the look-through rule. This rule allows, under certain situations, for certain non-operating activity (e.g., dividend income, royalty income, interest income, rental income, etc.), of a greater than 50-percent owned non-U.S. subsidiary, to not be taxed under U.S. federal income tax law. As of March 31, 2012, this rule has not yet been extended beyond 2011, therefore, Sempra Energy’s effective income tax rate is currently unfavorably impacted for 2012 and could potentially increase, over the amounts projected above, in subsequent years. However, for years 2013-2016, we currently do not believe the lack of the extension of this rule will cause the effective income tax rate to be outside the estimated range provided above. It is generally thought that this rule will be extended beyond 2011. However, until the extension of the rule is enacted into law, U.S. GAAP accounting rules will preclude us from reflecting its favorable impact in our financial results for 2012. If, starting in 2013, we were to decide to repatriate future non-U.S. earnings from Mexico and Peru, as discussed above, the loss of the look-through rule will not result in additional U.S. federal income tax beyond what would be paid on the repatriated future non-U.S. earnings from nonoperating activity in Mexico and Peru.

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

The fluctuations in both the currency exchange rate for the Mexican peso against the U.S. dollar, with regard to Mexican monetary assets and liabilities, and Mexican inflation are subject to Mexican income tax and thus expose us to significant fluctuations in our income tax expense.  The income tax expense of Sempra Mexico is impacted by these factors. Parent and Other is also impacted due to a Mexican holding company. The impacts of these fluctuations may offset to some extent at the consolidated level.

For Sempra Energy Consolidated, the impacts on the three months ended March 31, 2012 and 2011 related to the factors described above are as follows:

MEXICAN CURRENCY IMPACT ON INCOME TAXES AND RELATED ECONOMIC HEDGING ACTIVITY
(Dollars in millions)
	Three months ended March 31,
	2012	2011
Income tax expense on currency exchange
rate movement of monetary assets and liabilities	$(9)	$(5)
Translation of non-U.S. deferred income tax balances	(8)	(5)
Income tax expense on inflation	(1)	(1)
Total impact on income taxes	(18)	(11)
After-tax gains on Mexican peso exchange rate
instruments (included in Other Income, Net)	6	5
Net impacts on Sempra Energy Condensed
Consolidated Statements of Operations	$(12)	$(6)

Equity Earnings, Net of Income Tax

Equity earnings of unconsolidated subsidiaries, net of income tax, which are primarily earnings from Sempra South American Utilities’ and Sempra Mexico’s equity method investments, were $11 million in the three months ended March 31, 2012 compared to $31 million for the corresponding period in 2011. The change in 2012 was primarily due to $24 million lower earnings related to equity method investments in Chile and Peru, for entities that are now consolidated.

Earnings Attributable to Noncontrolling Interests

Sempra Energy Consolidated

Earnings attributable to noncontrolling interests were $13 million for the three months ended March 31, 2012 compared to $4 million for the same period in 2011. The change was primarily due to:

▪	$6 million earnings primarily from noncontrolling interests at Luz del Sur in 2012; and

▪	$2 million higher earnings attributable to noncontrolling interests in 2012 at Otay Mesa VIE.

Earnings

We discuss variations in earnings by segment above in “Segment Results.”

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends.  In addition, we may meet our cash requirements through the issuance of short-term and long-term debt and distributions from our equity method investments.

Our committed lines of credit provide liquidity and support commercial paper.  As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, in March 2012, Sempra Energy, Sempra Global (the holding company for our subsidiaries not subject to California utility regulation) and the California Utilities each entered into new five-year revolving credit facilities, expiring in 2017, which replace the previous principal credit agreements that were scheduled to expire in 2014. At Sempra Energy and the California Utilities, the agreements are syndicated broadly among 24 different lenders and at Sempra Global, among 25 different lenders.  No single lender has greater than a 7-percent share in any agreement.

The table below shows the amount of available funds at March 31, 2012:

AVAILABLE FUNDS AT MARCH 31, 2012
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents	$404	$139	$70
Available unused credit(1)	3,477	421	640
(1)
Borrowings on the shared line of credit at SDG&E and SoCalGas, discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, are limited to $658 million for each utility and $877 million in total. SDG&E’s available funds reflect variable-rate demand notes outstanding of $237 million supported by the line. SoCalGas' availability reflects the impact of SDG&E’s use of the combined credit available on the line.

Sempra Energy Consolidated

We believe that these available funds and cash flows from operations, distributions from equity method investments and security issuances, combined with current cash balances, will be adequate to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund shareholder dividends

▪	fund new business acquisitions or start-ups

▪	repay maturing long-term debt

In March 2012, Sempra Energy publicly offered and sold $600 million of 2.3-percent notes maturing in 2017, and SDG&E publicly offered and sold $250 million of 4.3-percent first mortgage bonds maturing in 2042. Sempra Energy and SDG&E issued long-term debt in 2011 in the aggregate principal amounts of $800 million and $600 million, respectively. Changing economic conditions could affect the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would reduce or postpone discretionary capital expenditures and investments in new businesses. If these measures were necessary, they would primarily impact certain of our Sempra International and Sempra U.S. Gas & Power businesses before we would reduce funds necessary for the ongoing needs of the California Utilities, and secondarily our South American utilities. We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.

In three separate transactions during 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our joint-venture partnership that comprised our commodities-marketing businesses. Distributions from the partnership in 2011 were $623 million. The investment balance of $126 million at March 31, 2012 reflects remaining distributions expected to be received from the partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 of the Notes to Condensed Consolidated Financial Statements herein under “Other Litigation.”  In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We are providing transitional back-up guarantees, a few of which may continue for a prolonged period of time. Either RBS or JP Morgan Chase & Co., one of the buyers’ parties in the sales transactions, has fully indemnified us for any claims or losses in connection with the related transactions.

We provide additional information about RBS Sempra Commodities and the sales transactions and guarantees in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

At March 31, 2012, our cash and cash equivalents held in foreign jurisdictions that are unavailable to fund domestic operations unless repatriated were approximately $160 million. We intend for funds associated with accumulated foreign earnings through March 31, 2012 to remain indefinitely in our foreign subsidiaries to fund their operations. We are currently considering a plan to repatriate future earnings from certain foreign operations beginning in 2013.

We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits, and nuclear decommissioning. Changes in asset values, which are dependent on the activity in the equity and fixed income markets, have not affected the trust funds’ abilities to make required payments, but may impact funding requirements for pension and other postretirement benefit plans. At the California Utilities, funding requirements are generally recoverable in rates.

We discuss our principal credit agreements more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

California Utilities

SoCalGas expects that cash flows from operations and debt issuances will continue to be adequate to meet its capital expenditure requirements. In March 2011, Sempra Energy made a $200 million capital contribution to SDG&E, and SDG&E expects its cash flows from operations and debt issuances will be adequate to meet its future capital expenditure requirements.

SoCalGas declared and paid a $50 million common dividend in the first quarter of both 2012 and 2011. As a result of the increase in SoCalGas’ capital investment programs over the next few years, management expects SoCalGas’ dividends on common stock to be reduced, when compared to the dividends on common stock declared on an annual basis historically, or temporarily suspended over the next few years to maintain SoCalGas’ authorized capital structure during the periods of high capital investments.

As a result of SDG&E’s large capital investment program over the past few years and the level of capital investment planned for 2012, SDG&E does not expect to pay common dividends to Sempra Energy in 2012. However, due to the scheduled completion of construction of the Sunrise Powerlink transmission power line in 2012, SDG&E expects to resume the declaration and payment of dividends on its common stock in 2013.

Sempra South American Utilities

We expect projects at Chilquinta Energía and Luz del Sur to be funded by external borrowings and funds internally generated by Chilquinta Energía and Luz del Sur.

Sempra Mexico

We expect projects in Mexico to be funded through a combination of funds internally generated by the Mexico businesses, project financing and partnering in joint ventures.

Sempra Renewables

We expect Sempra Renewables to require funds for the development of and investment in electric renewable energy projects. Projects at Sempra Renewables may be financed through a combination of operating cash flow, project financing, low-cost financing from the U.S. Department of Energy, U.S. Treasury Department cash grants, funds from the parent and partnering in joint ventures. The Sempra Renewables projects have planned in-service dates ranging from 2012 to 2016.

Sempra Natural Gas

We expect Sempra Natural Gas to require funding from the parent and external sources to fund projects and investments, including development and expansion of its natural gas storage projects.

Cash flows from operations at Sempra Natural Gas are expected to decrease substantially since its contract with the DWR expired in September 2011, due to less favorable pricing on any replacement contracts obtained, and the sale of its El Dorado natural gas generation plant to SDG&E in 2011.  Also, Sempra Natural Gas may not be able to replace all of the lost revenue due to decreased market demand. Sales to the DWR comprised six percent of Sempra Energy’s revenues in 2011.

Some of Sempra Natural Gas’ long-term power sale contracts contain collateral requirements which require its affiliates and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Natural Gas may be required to provide collateral when market price movements adversely affect the counterparty’s cost of replacement energy supplies if Sempra Natural Gas fails to deliver the contracted amounts. Sempra Natural Gas had no outstanding collateral requirements under such contracts at March 31, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2012	2012 Change		2011
Sempra Energy Consolidated	$699	$(106)	(13)%	$805
SDG&E	266	(235)	(47)	501
SoCalGas	449	78	21	371

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy decreased in 2012 primarily due to:

▪	$300 million of funds received in 2011 from a wildfire litigation settlement, which is offset by an increase in restricted cash in cash flows from investing activities; and

▪	$23 million increase in settlement payments in 2012 for wildfire claims; offset by

▪	$130 million settlement payment in 2011 related to energy crisis litigation; and

▪	a $120 million decrease in accounts receivable in 2012, primarily related to SoCalGas.

SDG&E

Cash provided by operating activities at SDG&E decreased in 2012 primarily due to:

▪	$300 million of funds received in 2011 from a wildfire litigation settlement, which is offset by an increase in restricted cash in cash flows from investing activities; and

▪	$23 million increase in settlement payments in 2012 for wildfire claims; offset by

▪
$90 million higher net income, adjusted for noncash items included in earnings, in 2012 compared to 2011, primarily due to an increase in deferred income taxes related to regulatory balancing accounts and temporary differences in the financial and tax basis of depreciable and amortizable assets.

SoCalGas

Cash provided by operating activities at SoCalGas increased in 2012 primarily due to:

▪	a $110 million decrease in accounts receivable in 2012; offset by

▪	$29 million lower net income, adjusted for noncash items included in earnings, in 2012 compared to 2011.

The table below shows the contributions to pension and other postretirement benefit plans for the three months ended March 31, 2012.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$10	$15
SDG&E	―	4
SoCalGas	2	10

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2012	2012 Change		2011
Sempra Energy Consolidated	$(859)	$103	14%	$(756)
SDG&E	(399)	(153)	(28)	(552)
SoCalGas	(365)	(90)	(20)	(455)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy increased in 2012 primarily due to:

▪	a $204 million increase in capital expenditures;

▪	$99 million in payments in 2011 by SDG&E for claims related to wildfire litigation using restricted funds received from a wildfire litigation settlement in 2010; and

▪	$43 million invested in Flat Ridge 2; offset by

▪	a $300 million increase in SDG&E’s restricted cash due to funds received in 2011 from a wildfire litigation settlement.

SDG&E

Cash used in investing activities at SDG&E decreased in 2012 primarily due to:

▪	a $300 million increase in restricted cash due to funds received from a wildfire litigation settlement in 2011; offset by

▪	a $50 million increase in capital expenditures; and

▪	$99 million in payments in 2011 for claims related to wildfire litigation using restricted funds received from a wildfire litigation settlement.

SoCalGas

Cash used in investing activities at SoCalGas decreased in 2012 primarily due to an $87 million lower increase in the amount advanced to Sempra Energy in 2012 as compared to 2011.

FUTURE CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2012, we expect to make capital expenditures and investments of approximately $3.1 billion. These expenditures include

▪	$2.1 billion at the California Utilities for capital projects and plant improvements ($1.4 billion at SDG&E and $710 million at SoCalGas)

▪	$1.0 billion at our other subsidiaries for capital projects in South America, renewable energy generation projects, and development of natural gas storage facilities and pipelines.

In 2012, the California Utilities expect their capital expenditures and investments to include

▪	$630 million for improvements to SDG&E’s natural gas and electric distribution systems

▪	$170 million at SDG&E for the Sunrise Powerlink transmission line and substation expansions

▪	$200 million for improvements to SDG&E’s electric transmission systems

▪	$90 million for SDG&E’s electric generation plants and equipment

▪	$285 million for SDG&E’s renewable energy projects

▪	$710 million at SoCalGas for improvements to distribution and transmission systems and storage facilities, and for advanced metering infrastructure

The California Utilities expect to finance these expenditures and investments with cash flows from operations, cash on hand and debt issuances.

In 2012, the expected capital expenditures and investments of $1.0 billion at our other subsidiaries, net of anticipated project financing and joint venture structures, include

Sempra South American Utilities

▪	approximately $100 million to $200 million for capital projects in South America, including approximately $70 million for the Santa Teresa hydroelectric power plant at Luz del Sur

Sempra Renewables

▪	approximately $400 million for investment in the first phase (150 MW) of Mesquite Solar, a solar project at our Mesquite Power plant near Arlington, Arizona

▪	approximately $100 million for investment in the second phase (approximately 150 MW) of Copper Mountain Solar, a solar project located near Boulder City, Nevada

▪	approximately $200 million for investment in other renewable energy projects

Sempra Natural Gas

▪	approximately $100 million for development of natural gas storage projects at Bay Gas and Mississippi Hub

▪	approximately $50 million to $100 million for other natural gas projects

Our level of capital expenditures and investments in the next few years may vary substantially and will depend on the cost and availability of financing, regulatory approvals, changes in U.S. federal tax law and business opportunities providing desirable rates of return.  We intend to finance our capital expenditures in a manner that will maintain our strong investment-grade credit ratings and capital structure.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2012	2012 Change		2011
Sempra Energy Consolidated	$310	$52	20%	$258
SDG&E	243	47	24	196
SoCalGas	(50)	250	83	(300)

Sempra Energy Consolidated

Cash provided by financing activities at Sempra Energy increased in 2012 primarily due to:

▪	$205 million higher issuances of long-term debt; offset by

▪	$87 million higher long-term debt payments;

▪	a $32 million higher decrease in short-term debt; and

▪	a $21 million increase in common dividends paid.

SDG&E

Cash provided by financing activities at SDG&E increased in 2012 primarily due to:

▪	$249 million higher issuances of long-term debt; offset by

▪	a $200 million capital contribution from Sempra Energy in 2011.

SoCalGas

Cash used by financing activities decreased in 2012 at SoCalGas due to a $250 million long-term debt payment in 2011.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E and SoCalGas in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first three months of 2012.

Our credit ratings may affect the rates at which borrowings bear interest and of commitment fees on available unused credit. We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

FACTORS INFLUENCING FUTURE PERFORMANCE

SEMPRA ENERGY OVERVIEW

California Utilities

The California Utilities’ operations have historically provided relatively stable earnings and liquidity. However, for the next few years, SoCalGas intends to limit its common stock dividends to reinvest its earnings in significant capital projects.

The California Utilities’ performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature to address the state budget crisis and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report and below.

Sempra South American Utilities

In April 2011, Sempra South American Utilities increased its investment in two utilities in South America. We expect the acquisition to be accretive to our earnings per share. However, in connection with our increased interests in Chilquinta Energía and Luz del Sur, Sempra Energy has $984 million in goodwill on its Consolidated Balance Sheet as of March 31, 2012. Goodwill is subject to impairment testing, annually and under other potential circumstances, which may cause its fair value to vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions.

We discuss the acquisition in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra South American Utilities is also expected to provide earnings from construction projects when completed and other investments, but will require substantial funding for these investments.

Sempra Renewables

Sempra Renewables is developing and investing in renewable energy generation projects that have long-term contracts with utilities. The renewable energy projects have planned in-service dates ranging from 2012 to 2016. These projects require construction financing which may come from a variety of sources including operating cash flow, project financing, low-cost financing procured under the U.S. Department of Energy’s (DOE) loan guaranty program, U.S. Treasury Department cash grants, funds from the parent and partnering in joint ventures. The varying costs of these alternative financing sources impact the projects’ returns.

Currently, Sempra Renewables is planning for Auwahi Wind, Mehoopany Wind Farm and Flat Ridge 2 Wind Farm projects to be placed in service in 2012. If all or any portion of these projects are not placed in service during 2012, Sempra Renewables’ cash flows and earnings for the next 10 years will be adversely affected as wind projects must be placed in service during 2012 in order to claim production tax credits or cash grants.

Sempra Natural Gas

Current energy market prices are significantly lower than those under Sempra Natural Gas’ contract with the DWR, which ended on September 30, 2011 and had provided a significant portion of Sempra Natural Gas’ revenues. Revenues from Sempra Natural Gas’ generation plants are also expected to be lower due to a decline in market demand and the sale of Sempra Natural Gas’ El Dorado natural gas generation plant to SDG&E on October 1, 2011. Based on current market prices for electricity, contracts Sempra Natural Gas enters into at its natural gas-fired plants to replace the DWR contract, if obtained, or merchant (daily) sales will provide substantially lower earnings. Because Sempra Mexico sells power from its Mexicali plant to Sempra Natural Gas, its earnings from generation may also decrease due to the completion of the DWR contract.

In June 2011, Sempra Natural Gas entered into a 25-year contract with various members of Southwest Public Power Resources Group (SPPR Group), an association of 40 not-for-profit utilities in Arizona and southern Nevada, for 240 MW of electricity. Under the terms of the agreement, Sempra Natural Gas will provide 21 participating SPPR Group members with firm, day-ahead dispatchable power delivered to the Palo Verde hub beginning in January 2015.

At Sempra Natural Gas, until there are firm liquefied natural gas (LNG) supply or capacity services contracts from third parties that would subscribe to 100 percent of the capacity of Sempra Natural Gas’ Cameron terminal, Sempra Natural Gas will seek to purchase short-term LNG supplies and sell short-term capacity, which may result in greater variability in revenues and earnings. Sempra Natural Gas is currently evaluating opportunities to utilize its assets to support the liquefaction and exportation of LNG. The objective is to obtain a long-term contract and fully utilize our existing infrastructure while minimizing our future additional capital investment. In January 2012, the DOE approved Cameron LNG’s application for an LNG export license to Free Trade Act countries. The authorization to export LNG to countries with which the U.S. does not have a Free Trade Agreement is pending review by the DOE.

In April and May 2012, Sempra Natural Gas signed commercial development agreements with Mitsubishi Corporation, Mitsui & Co., Ltd., and a subsidiary of GDF SUEZ S.A. (GDF SUEZ) to develop a natural gas liquefaction export facility at the Cameron LNG terminal. The completed liquefaction facility is expected to be comprised of three liquefaction trains with a total export capability of 12 million tonnes per annum (Mtpa) of LNG, or approximately 1.7 Bcf per day. Sempra Natural Gas expects to receive the required permits from the FERC and enter into a turnkey contract in 2013 for engineering and construction services for the project. Pending regulatory approvals and the achievement of other key milestones, construction on the project is planned to start in 2013 and begin operations in late 2016. The liquefaction facility will utilize Cameron LNG’s existing facilities, including two marine berths, three LNG storage tanks, and vaporization capability for regasification services of 1.5 Bcf per day. The anticipated incremental investment in the three-train liquefaction project is estimated to be approximately $6 billion, the majority of which will be project-financed and the balance provided by the project partners in a joint-venture arrangement.

The commercial development agreements bind the parties to fund all development expenses, including design, permitting and engineering, as well as to negotiate 20-year tolling agreements, based on agreed-upon key terms outlined in the commercial development agreements. Each tolling agreement would be for 4 Mtpa.

As we discuss above under “Overview–Sempra Natural Gas,” Sempra Natural Gas, KMP and Conoco jointly own REX. KMP, the majority owner, has announced its intention to sell certain assets, including its interest in REX. These assets are being divested in order for KMP’s general partner, Kinder Morgan, Inc., to obtain approval for a proposed acquisition. We believe that this sales process could result in an indication of fair value for KMP’s interest in REX. If so, we would consider what, if any, impacts this information could have on our recorded value for REX. If such information indicated an impairment of our investment, we would also need to evaluate whether such impairment, if any, was other than temporary, in accordance with applicable accounting standards for equity method investments.

Sempra Commodities

In three separate transactions in 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our commodities-marketing partnership. The investment balance of $126 million at March 31, 2012 reflects remaining distributions expected to be received from the partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 of the Notes to Condensed Consolidated Financial Statements herein under “Other Litigation.” In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We provide additional information in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

CALIFORNIA UTILITIES

Joint Matters

General Rate Case (GRC)

Both SDG&E and SoCalGas have their 2012 General Rate Case (GRC) applications pending at the CPUC. The California Utilities filed their initial applications for the 2012 GRC in December 2010 to establish their authorized 2012 revenue requirements and the ratemaking mechanisms by which those requirements will change on an annual basis over the subsequent three-year (2013-2015) period. In July 2011, SDG&E and SoCalGas filed revised applications and in February 2012, SDG&E and SoCalGas filed amendments to update the July 2011 filing. The 2012 amendments revised the requested increases to their authorized revenue requirements, as compared to their 2011 authorized revenues, to $235 million at SDG&E, of which $67 million is for the cost recovery of incremental wildfire insurance premiums, and to $268 million at SoCalGas. The Division of Ratepayer Advocates and other intervening parties are recommending that the CPUC reduce the utilities’ revenue requirements in 2012 by approximately 5 percent compared to 2011.

Evidentiary hearings were completed in January 2012 and final briefs reflecting the results from these hearings are scheduled to be filed with the CPUC by May 14, 2012. We currently expect a final decision for the 2012 GRC, which will be made effective retroactive to January 1, 2012, in the second half of 2012. However, until such time as a final decision for the 2012 GRC is issued, the California Utilities are recording revenues in 2012 based on levels authorized in 2011 plus, for SDG&E, consistent with the recent CPUC decisions for cost recovery for SDG&E’s incremental wildfire insurance premiums, an amount for the recovery of 2012 wildfire insurance premiums. The timing of the CPUC decision and the outcome from these proceedings will have an impact on the financial condition, operating results and cash flows of the California Utilities. If the CPUC’s final decision grants a significantly lower authorized revenue requirement, it could result in a material adverse effect to the California Utilities’ cash flows, financial position and results of operations starting in 2012 as compared to 2011. We provide additional information regarding the 2012 GRC in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to the Consolidated Financial Statements in the Annual Report.

Cost of Capital

SDG&E and SoCalGas filed separate applications with the CPUC in April 2012 to update their cost of capital effective January 1, 2013. SDG&E is proposing to adjust its authorized capital structure by increasing the amount of its common equity from 49.0 percent to 52.0 percent. SDG&E is also proposing to lower its authorized ROE from 11.1 percent to 11.0 percent and to lower its authorized ROR from 8.40 percent to 8.20 percent. The proposed change in SDG&E’s capital structure and resulting ROR would result in a decrease in its 2013 authorized revenue of approximately $7.7 million if approved by the CPUC.

SoCalGas is requesting to adjust its authorized capital structure by increasing the amount of its common equity from 48.0 percent to 52.0 percent. SoCalGas is also requesting to increase its authorized ROE from 10.82 percent to 10.9 percent and to lower its authorized ROR from 8.68 percent to 8.42 percent. The proposed change in SoCalGas’ capital structure and resulting ROR would result in a decrease in its 2013 authorized revenue of approximately $1.4 million if approved by the CPUC.

If the CPUC were to approve a capital structure in the cost of capital proceedings that resulted in either SDG&E’s or SoCalGas’ ROR being significantly lower than what was proposed, it could materially adversely affect the respective company’s cash flows, financial position and results of operations starting in 2013.

SDG&E is proposing to continue using the cost of capital adjustment mechanism currently in effect, which uses a utility bond benchmark. SoCalGas is proposing to switch from its current cost of capital adjustment mechanism, which is based on U.S. Treasury Bonds, to the utility bond benchmark used by SDG&E, Edison and PG&E. We provide more information about the cost of capital proceedings in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

Natural Gas Pipeline Operations Safety Assessments

Pending the outcome of the various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the California Utilities, may incur incremental expense and capital investment associated with its natural gas pipeline operations and investments. In August 2011, SoCalGas, SDG&E, PG&E and Southwest Gas filed implementation plans to test or replace all natural gas transmission pipelines that have not been pressure tested with the CPUC as we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. The California Utilities are currently estimating that the total cost for Phase 1 of the two-phase plan is $3.1 billion over a 10-year period. The California Utilities requested that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery. The costs that are the subject of these plans are outside the scope of the 2012 GRC proceedings discussed above. We provide additional information in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

SDG&E Matters

2007 Wildfire Litigation

In regard to the 2007 wildfire litigation, SDG&E’s settlement of claims and the estimate of outstanding claims and legal fees is approximately $2 billion, which is in excess of the $1.1 billion of liability insurance coverage and the approximately $450 million it has received from third parties, including Cox. However, SDG&E has concluded that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from other potentially responsible parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. As of March 31, 2012, Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets reflect a regulatory asset in the amount of $603 million for these costs. However, SDG&E’s cash flow may be adversely affected by timing differences between the resolution of claims and recoveries from other potentially responsible parties and utility customers, which may extend over a number of years. In addition, recovery from customers will require future regulatory actions, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s financial condition, cash flows and results of operations.

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

SONGS

SDG&E has a 20-percent ownership interest in San Onofre Nuclear Generating Station (SONGS), a 2,150-MW nuclear generating facility near San Clemente, California. SONGS is operated by Southern California Edison Company (Edison) and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC). Edison is currently addressing a number of regulatory and performance issues at SONGS, and the NRC has required Edison to take actions to provide greater assurance of compliance by SONGS personnel. Edison continues to implement plans and address the identified issues, however a number of these issues remain outstanding. To the extent that these issues persist, the likelihood of further required action by Edison persists, which may result in increased SONGS operating costs and/or materially adversely impacted operations. Currently, SDG&E is allowed to fully offset its share of SONGS operating costs in revenue. If further action is required, it may result in an increase in SDG&E’s Operation and Maintenance expense, with any increase being fully offset in Operating Revenues – Electric or, if electric generation is adversely impacted, require SDG&E to procure additional electricity supply from other sources.

In light of the aftermath and the significant safety events at the Fukushima Daiichi nuclear plant in Japan resulting from the earthquake and tsunami in March 2011, the NRC plans to perform additional operation and safety reviews of nuclear facilities in the United States. The lessons learned from the events in Japan and the results of the NRC reviews may materially impact future operations and capital requirements at nuclear facilities in the United States, including the operations and capital requirements at SONGS.

In 2010 and 2011, Edison installed four replacement steam generators in SONGS’ Units 2 and 3. Inspections of the Unit 2 steam generators during a planned maintenance and refueling outage in February 2012 found isolated areas of wear in some of the approximately 19,500 heat transfer tubes. As the steam generators are designed to include sufficient tubes to accommodate a need to remove some from service, Edison, in consultation with the steam generators’ manufacturer, determined that a number of the tubes should be removed from service as a preventive measure with the number of tubes being removed from service being well within the extra margin. Additionally, on January 31, 2012, a water leak was detected in one of the tubes of a new steam generator in Unit 3, and the unit was safely taken offline. Both Units 2 and 3 continue to be offline.

Findings from the extensive testing conducted by Edison have determined that the water leak in the Unit 3 steam generator was caused by wear resulting from tube-to-tube contact in the area of the leak. Causal analysis of the tube-to-tube contact continues. The same area was re-inspected in the Unit 2 steam generators using a more sensitive inspection method and similar tube-to-tube wear was found on two tubes in one of the steam generators at wear levels below the detection capability of the initial testing. Earlier tests performed on the Unit 2 steam generators during the planned outage initially found high levels of wear in some tubes that were in contact with a tube support structure. As a result, all tubes in contact with the support structure in both Unit 2 steam generators were preventatively removed from service through plugging. Subsequent inspections on Unit 3 found similar tube-to-tube structure wear, and the affected tubes will also be plugged preventatively.

During the inspection and testing of the steam generators by Edison, additional pressure tests of certain tubes were completed to determine the safety significance of the wear. Eight of the 129 tubes subjected to the additional tests failed, and the NRC was notified as required. Given these test results, the NRC launched an Augmented Inspection Team to assess: 1) the tube failures and their causes, 2) Edison’s operation of the units, and 3) Edison’s oversight of the design, fabrication, and shipping process. The efforts of the Augmented Inspection Team remain in progress.

In March 2012, the NRC issued a confirmatory action letter that requires NRC permission to restart Units 2 and 3 and outlined the actions Edison must complete. Each unit will be restarted only when the necessary repairs and appropriate mitigation plans for each respective Unit are completed in accordance with the NRC’s letter and it is safe to do so.

In 2005, the CPUC authorized a project to install four new steam generators in Units 2 and 3 and remove and dispose of their predecessors. Through March 31, 2012, SDG&E’s proportional investment in this project was approximately $177 million. Those expenditures remain subject to CPUC review upon submission of Edison’s final costs for the overall project.

During the unscheduled outage at SONGS, SDG&E has procured replacement power, the cost of which is balanced subject to reasonableness review. Replacement power costs for outages associated with the unscheduled SONGS outage (commencing in 2012 on February 1 for Unit 3 and March 5 for Unit 2) through March 31, 2012 were approximately $12 million. Total replacement power costs will not be known until the Units are returned to service, but costs for power are likely to be higher during the summer months should replacement power still be required at that time.

The steam generators are warranted for an initial period of 20 years from acceptance by its supplier, Mitsubishi Heavy Industries (MHI). Subject to certain exceptions, the purchase agreement sets forth specified damages for certain repairs, generally limits MHI’s aggregate contractual liability to the purchase price of the generators and excludes consequential damages from recovery, such as the cost of replacement power. We provide more information about SONGS in Note 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 6, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

OTHER SEMPRA ENERGY MATTERS

We discuss additional potential and expected impacts of the 2010 Tax Act on our income tax expense, earnings and cash flows in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” above.

We may be further impacted by depressed and rapidly changing economic conditions. Moreover, the dollar has fluctuated significantly compared to some foreign currencies, especially in Mexico and South America where we have significant operations. We discuss foreign currency rate risk further under “Market Risk—Foreign Currency Rate Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. North American natural gas prices, which affect profitability at Sempra Renewables and Sempra Natural Gas, are currently significantly below Asian and European prices. These factors could, if they remain unchanged, adversely affect profitability. However, management expects that future export capability at Sempra Natural Gas’ Cameron LNG facility would benefit from lower gas prices in North America compared to other regions.

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

CALIFORNIA UTILITIES – INDUSTRY DEVELOPMENTS AND CAPITAL PROJECTS

We describe capital projects, electric and natural gas regulation and rates, and other pending proceedings and investigations that affect our business in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA INTERNATIONAL AND SEMPRA U.S. GAS & POWER INVESTMENTS

As we discuss in “Cash Flows From Investing Activities,” our investments will significantly impact our future performance. In addition to the discussion below, we provide information about these investments in “Capital Resources and Liquidity” herein and “Capital Resources and Liquidity” and “Factors Influencing Future Performance” in the Annual Report.

Sempra South American Utilities

Santa Teresa

In May 2011, groundbreaking took place for Santa Teresa, a project at Luz del Sur to build a 98-MW hydroelectric power plant in Peru’s Cusco region. It is planned to be completed in 2014.

Sempra Mexico

Energía Sierra Juárez

In April 2011, SDG&E entered into a 20-year contract for up to 156 MW of renewable power supplied from the first phase of Sempra Mexico’s Energía Sierra Juárez wind project in Baja California, Mexico. The contract was approved by the CPUC in March 2012, and the required approval by the FERC is pending. We expect construction on the project to begin in 2012, and the project to be fully operational in 2014.

Sempra Mexico intends to develop the project within the framework of a joint venture, and is working on an agreement for the sale of a 50-percent partnership interest in the current phase of the project to BP Wind Energy.

Sempra Renewables

Copper Mountain Solar

Copper Mountain Solar is a photovoltaic generation facility operated and under development by Sempra Renewables in Boulder City, Nevada. When fully developed, the project will be capable of producing up to approximately 400 MW of solar power. Copper Mountain Solar 1 is a 58-MW photovoltaic generation facility currently in operation, and now includes the 10-MW facility previously referred to as El Dorado Solar.

Copper Mountain Solar 2 (CMS 2) will total 150 MW and construction began in December 2011. CMS 2 is divided into two phases, with the first phase of 92 MW planned to be completed by the end of January 2013 and the remaining 58 MW planned to be completed in 2015. PG&E has contracted for all of the solar power at CMS 2 for 25 years and has an option to accelerate the second phase of 58 MW to be available before 2015.

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Renewables in Maricopa County, Arizona. When fully developed, the project will be capable of producing up to approximately 700 MW of solar power. Construction of the first phase (Mesquite Solar 1) of 150 MW began in June 2011 and is expected to be completed in early 2013. In December 2011, solar panels were fully installed and began delivering 42 MW of electricity to the grid. Currently, the project is at 74 MW capacity. PG&E has contracted for all of the solar power at Mesquite Solar 1 for 20 years.

Auwahi Wind

The Auwahi Wind project, in the southeastern region of Maui, is a joint venture project with a BP affiliate, Auwahi Wind Energy Holdings, with a 20-year contract with Maui Electric Company to provide 21 MW of wind energy. Construction on the project began in March 2012, and we expect the project to be fully operational in late 2012.

Mehoopany Wind Farm

In December 2011, Sempra Renewables entered into a joint venture with BP Wind Energy to develop the Mehoopany Wind Farm in Wyoming County, Pennsylvania, which is expected to generate up to 141 MW of energy. The power output from the wind farm has been sold under 20-year contracts to Old Dominion Electric Cooperative and Southern Maryland Electric Cooperative Inc. Construction began in November 2011, and we expect the project to be fully operational by the end of 2012.

Flat Ridge 2 Wind Farm

In December 2011, Sempra Renewables entered into a joint venture with BP Wind Energy to develop the Flat Ridge 2 Wind Farm near Wichita, Kansas, which is expected to generate up to 419 MW of energy. The power output from the wind farm has been sold under three contracts for 20 to 25 year terms, including contracts with Associated Electric Cooperative, Inc. and Southwestern Electric Power Company. Construction began in April 2012, and we expect the project to be fully operational by the end of 2012. Sempra Renewables plans to participate with BP in a 51-MW expansion of Flat Ridge 2 since obtaining a purchase power agreement with Arkansas Electric Cooperative for the expansion, which was approved by the Rural Electric Service in April 2012.

Sempra Natural Gas

Natural Gas Storage

Currently, Sempra Natural Gas has 23 Bcf of operational working natural gas storage capacity. We are currently developing another 20 Bcf of capacity with planned in-service dates through 2013 and may, over the long term, develop as much as 76 Bcf of total storage capacity.

Sempra Natural Gas’ natural gas storage facilities and projects include

▪
Bay Gas, a facility located 40 miles north of Mobile, Alabama, that provides underground storage and delivery of natural gas. Sempra Natural Gas owns 91 percent of the project. It is the easternmost salt dome storage facility on the Gulf Coast, with direct service to the Florida market and markets across the Southeast, Mid-Atlantic and Northeast regions.

▪
Mississippi Hub, located 45 miles southeast of Jackson, Mississippi, an underground salt dome natural gas storage project with access to shale basins of East Texas and Louisiana, traditional gulf supplies and LNG, with multiple interconnections to serve the Southeast and Northeast regions.

▪
Liberty natural gas storage expansion, a salt cavern development project in Cameron Parish, Louisiana. Sempra Natural Gas owns 75 percent of the project and ProLiance Transportation LLC owns the remaining 25 percent. The project’s location provides access to several LNG facilities in the area.

Cameron LNG

In April and May 2012, Sempra Natural Gas signed commercial development agreements with Mitsubishi Corporation, Mitsui & Co., Ltd., and GDF SUEZ to develop a natural gas liquefaction export facility at the site of its Cameron LNG terminal in Hackberry, Louisiana. We discuss these agreements above in “Factors Influencing Future Performance – Sempra Energy Overview.”

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

INTEREST RATE RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding commercial paper classified as long-term debt and capital lease obligations, and before reductions for unamortized discount, at March 31, 2012 and December 31, 2011:

	Sempra Energy
	Consolidated		SDG&E		SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR(1)	Debt	VaR(1)	Debt	VaR(1)
At March 31, 2012:
California Utilities fixed-rate	$4,867	$616	$3,555	$501	$1,312	$115
California Utilities variable-rate	588	23	588	23	―	―
All other, fixed-rate and variable-rate	5,236	296	―	―	―	―
At December 31, 2011:
California Utilities fixed-rate	$4,617	$782	$3,304	$623	$1,313	$159
California Utilities variable-rate	591	25	591	25	―	―
All other, fixed-rate and variable-rate	4,602	377	―	―	―	―
(1) After the effects of interest rate swaps.

At March 31, 2012, the net notional amount of interest rate swap transactions ranged from $15 million to $305 million at Sempra Energy (ranges relate to the tenor of the various hedging instruments).  We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency rate risk in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. At March 31, 2012, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2011.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2012, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the companies’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies’ internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report, or 2) referred to in “Management's Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Annual Report.

ITEM 1A. RISK FACTORS

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6. EXHIBITS

The exhibits filed under Forms 8-K and Form 8-K/A that are incorporated herein by reference were filed under Commission File Number 1-14201 (Sempra Energy).

The following exhibits relate to each registrant as indicated.

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy
10.1	Form of Sempra Energy 2008 Long Term Incentive Plan 2012 Performance-Based Restricted Stock Unit Award.
EXHIBIT 12 – STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy's Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy's Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Sempra Energy:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: May 3, 2012	By: /s/ Joseph A. Householder
Joseph A. Householder Executive Vice President, Chief Financial Officer and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 3, 2012	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 3, 2012	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer