Form 10-Q
period 2012-06-30
SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2012-08-02
CIK 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		June 30, 2012

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on July 30, 2012:

Sempra Energy	241,699,518 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	71
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	108
Item 4.	Controls and Procedures	109

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	110
Item 1A.	Risk Factors	110
Item 6.	Exhibits	111

Signatures		113

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

▪
risks inherent in nuclear power generation and radioactive materials storage, including the catastrophic release of such materials, the disallowance of the recovery of the investment in or operating costs of the generation facility due to an extended outage, and increased regulatory oversight;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2012	2011(1)	2012	2011(1)
	(unaudited)
REVENUES
Utilities	$1,838	$1,922	$3,929	$3,868
Energy-related businesses	251	500	543	988
Total revenues	2,089	2,422	4,472	4,856
EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(221)	(403)	(652)	(1,045)
Cost of electric fuel and purchased power	(349)	(397)	(737)	(568)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(81)	(212)	(210)	(442)
Other cost of sales	(41)	(32)	(74)	(55)
Operation and maintenance	(720)	(673)	(1,391)	(1,312)
Depreciation and amortization	(266)	(248)	(523)	(478)
Franchise fees and other taxes	(79)	(80)	(175)	(175)
Equity (losses) earnings, before income tax:
Rockies Express Pipeline LLC	(290)	10	(279)	19
Other	(3)	(3)	(2)	(11)
Remeasurement of equity method investments	―	277	―	277
Other income, net	18	31	93	74
Interest income	4	12	9	15
Interest expense	(113)	(118)	(226)	(226)
(Losses) income before income taxes and equity earnings
of certain unconsolidated subsidiaries	(52)	586	305	929
Income tax benefit (expense)	118	(100)	1	(214)
Equity earnings, net of income tax	8	8	19	39
Net income	74	494	325	754
(Earnings) losses attributable to noncontrolling interests	(11)	12	(24)	8
Preferred dividends of subsidiaries	(1)	(3)	(3)	(5)
Earnings	$62	$503	$298	$757

Basic earnings per common share	$0.26	$2.10	$1.24	$3.16
Weighted-average number of shares outstanding, basic (thousands)	241,141	239,415	240,853	239,769

Diluted earnings per common share	$0.25	$2.09	$1.21	$3.14
Weighted-average number of shares outstanding, diluted (thousands)	246,260	240,761	245,766	241,154
Dividends declared per share of common stock	$0.60	$0.48	$1.20	$0.96
(1)	As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2012			2011(1)
	(unaudited)
		Non-			Non-
	Sempra	controlling		Sempra	controlling
	Energy	Interests	Total	Energy	Interests	Total
Net income (loss)	$63	$11	$74	$506	$(12)	$494
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(33)	(1)	(34)	29	6	35
Reclassification to net income of foreign currency
translation adjustments related to equity
method investments(2)	―	―	―	(54)	―	(54)
Net actuarial gain	4	―	4	5	―	5
Financial instruments	(9)	(9)	(18)	(6)	(10)	(16)
Total other comprehensive loss	(38)	(10)	(48)	(26)	(4)	(30)
Total comprehensive income (loss)	25	1	26	480	(16)	464
Preferred dividends of subsidiaries	(1)	―	(1)	(3)	―	(3)
Total comprehensive income (loss), after preferred
dividends of subsidiaries	$24	$1	$25	$477	$(16)	$461
	Six months ended June 30,
	2012			2011(1)
	(unaudited)
		Non-			Non-
	Sempra	controlling		Sempra	controlling
	Energy	Interests	Total	Energy	Interests	Total
Net income (loss)	$301	$24	$325	$762	$(8)	$754
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	34	3	37	23	6	29
Reclassification to net income of foreign currency
translation adjustments related to equity
method investments(2)	―	―	―	(54)	―	(54)
Net actuarial gain	5	―	5	7	―	7
Financial instruments	(6)	(9)	(15)	(4)	(9)	(13)
Total other comprehensive income (loss)	33	(6)	27	(28)	(3)	(31)
Total comprehensive income (loss)	334	18	352	734	(11)	723
Preferred dividends of subsidiaries	(3)	―	(3)	(5)	―	(5)
Total comprehensive income (loss), after preferred
dividends of subsidiaries	$331	$18	$349	$729	$(11)	$718
(1)	As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.
(2)	Related to the acquisition of Chilquinta Energía and Luz del Sur.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2012	2011(1)(2)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$221	$252
Restricted cash	21	24
Trade accounts receivable, net	853	1,198
Other accounts and notes receivable, net	132	147
Income taxes receivable	37	―
Inventories	249	346
Regulatory balancing accounts — undercollected	114	38
Regulatory assets	101	89
Fixed-price contracts and other derivatives	75	85
Settlement receivable related to wildfire litigation	―	10
Other	237	143
Total current assets	2,040	2,332

Investments and other assets:
Restricted cash	18	22
Regulatory assets arising from pension and other postretirement
benefit obligations	1,050	1,126
Regulatory assets arising from wildfire litigation costs	668	594
Other regulatory assets	1,123	1,060
Nuclear decommissioning trusts	847	804
Investments	1,639	1,671
Goodwill	1,067	1,036
Other intangible assets	441	448
Sundry	712	691
Total investments and other assets	7,565	7,452

Property, plant and equipment:
Property, plant and equipment	32,647	31,192
Less accumulated depreciation and amortization	(8,050)	(7,727)
Property, plant and equipment, net ($482 and $494 at June 30, 2012 and December 31, 2011, respectively, related to VIE)	24,597	23,465
Total assets	$34,202	$33,249
(1)	As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.
(2) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2012	2011(1)(2)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$713	$449
Accounts payable — trade	903	983
Accounts payable — other	109	124
Income taxes payable	―	5
Deferred income taxes	163	173
Dividends and interest payable	256	219
Accrued compensation and benefits	222	323
Regulatory balancing accounts — overcollected	270	105
Current portion of long-term debt	698	336
Fixed-price contracts and other derivatives	91	92
Customer deposits	145	142
Reserve for wildfire litigation	305	586
Other	559	615
Total current liabilities	4,434	4,152
Long-term debt ($340 and $345 at June 30, 2012 and December 31, 2011, respectively, related to VIE)	10,315	10,078

Deferred credits and other liabilities:
Customer advances for construction	148	142
Pension and other postretirement benefit obligations, net of plan assets	1,345	1,423
Deferred income taxes	1,544	1,520
Deferred investment tax credits	48	49
Regulatory liabilities arising from removal obligations	2,614	2,551
Asset retirement obligations	1,947	1,905
Other regulatory liabilities	68	87
Fixed-price contracts and other derivatives	285	301
Reserve for wildfire litigation	171	10
Deferred credits and other	911	774
Total deferred credits and other liabilities	9,081	8,762
Contingently redeemable preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 242 million and 240 million shares
outstanding at June 30, 2012 and December 31, 2011, respectively; no par value)	2,164	2,104
Retained earnings	8,171	8,162
Deferred compensation	―	(2)
Accumulated other comprehensive income (loss)	(456)	(489)
Total Sempra Energy shareholders’ equity	9,879	9,775
Preferred stock of subsidiaries	20	20
Other noncontrolling interests	394	383
Total equity	10,293	10,178
Total liabilities and equity	$34,202	$33,249
(1)	As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.
(2) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2012	2011(1)
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$325	$754
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	523	478
Deferred income taxes and investment tax credits	(53)	138
Equity losses (earnings)	262	(47)
Remeasurement of equity method investments	―	(277)
Fixed-price contracts and other derivatives	1	(2)
Other	1	(23)
Net change in other working capital components	28	75
Distributions from RBS Sempra Commodities LLP	―	53
Changes in other assets	13	2
Changes in other liabilities	52	(12)
Net cash provided by operating activities	1,152	1,139

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,517)	(1,225)
Expenditures for investments and acquisition of businesses, net of cash acquired	(303)	(682)
Proceeds from sale of joint venture interest	9	―
Distributions from RBS Sempra Commodities LLP	―	276
Distributions from other investments	31	29
Purchases of nuclear decommissioning and other trust assets	(327)	(97)
Proceeds from sales by nuclear decommissioning and other trusts	329	94
Decrease in restricted cash	68	388
Increase in restricted cash	(61)	(420)
Other	(10)	(16)
Net cash used in investing activities	(1,781)	(1,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(260)	(210)
Redemption of subsidiary preferred stock	―	(80)
Preferred dividends paid by subsidiaries	(3)	(5)
Issuances of common stock	45	20
Repurchases of common stock	(16)	(18)
Issuances of debt (maturities greater than 90 days)	1,167	870
Payments on debt (maturities greater than 90 days)	(559)	(270)
Increase (decrease) in short-term debt, net	241	(319)
Other	(21)	10
Net cash provided by (used in) financing activities	594	(2)

Effect of exchange rate changes on cash and cash equivalents	4	(4)

Decrease in cash and cash equivalents	(31)	(520)
Cash and cash equivalents, January 1	252	912
Cash and cash equivalents, June 30	$221	$392
(1)	As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2012	2011
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$209	$211
Income tax payments, net of refunds	93	75

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Acquisition of businesses:
Assets acquired	$29	$2,815
Cash paid, net of cash acquired	(19)	(611)
Fair value of equity method investments immediately prior to the acquisition	―	(882)
Fair value of noncontrolling interests	―	(279)
Additional consideration accrued	―	(32)
Liabilities assumed	$10	$1,011

Accrued capital expenditures	$354	$273
Dividends declared but not paid	149	119
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)
Operating revenues
Electric	$680	$583	$1,351	$1,248
Natural gas	100	114	263	289
Total operating revenues	780	697	1,614	1,537
Operating expenses
Cost of electric fuel and purchased power	140	156	303	327
Cost of natural gas	34	52	101	135
Operation and maintenance	275	228	543	501
Depreciation and amortization	119	105	231	208
Franchise fees and other taxes	43	43	89	90
Total operating expenses	611	584	1,267	1,261
Operating income	169	113	347	276
Other income, net	24	13	54	29
Interest expense	(39)	(31)	(75)	(67)
Income before income taxes	154	95	326	238
Income tax expense	(53)	(42)	(113)	(91)
Net income	101	53	213	147
(Earnings) losses attributable to noncontrolling interest	(5)	19	(11)	15
Earnings	96	72	202	162
Preferred dividend requirements	(1)	(1)	(2)	(2)
Earnings attributable to common shares	$95	$71	$200	$160
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2012			2011
	(unaudited)
		Non-			Non-
		controlling			controlling
	SDG&E	Interest	Total	SDG&E	Interest	Total
Net income (loss)	$96	$5	$101	$72	$(19)	$53
Other comprehensive loss, net of tax:
Financial instruments	―	(9)	(9)	―	(10)	(10)
Total other comprehensive loss	―	(9)	(9)	―	(10)	(10)
Total comprehensive income (loss)	$96	$(4)	$92	$72	$(29)	$43
	Six months ended June 30,
	2012			2011
	(unaudited)
		Non-			Non-
		controlling			controlling
	SDG&E	Interest	Total	SDG&E	Interest	Total
Net income (loss)	$202	$11	$213	$162	$(15)	$147
Other comprehensive loss, net of tax:
Financial instruments	―	(9)	(9)	―	(9)	(9)
Total other comprehensive loss	―	(9)	(9)	―	(9)	(9)
Total comprehensive income (loss)	$202	$2	$204	$162	$(24)	$138
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2012	2011(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29	$29
Restricted cash	12	21
Accounts receivable – trade, net	229	267
Accounts receivable – other, net	26	23
Due from unconsolidated affiliates	1	67
Income taxes receivable	233	102
Inventories	79	82
Regulatory balancing accounts, net	114	38
Regulatory assets arising from fixed-price contracts and other derivatives	77	67
Other regulatory assets	11	11
Fixed-price contracts and other derivatives	24	27
Settlement receivable related to wildfire litigation	―	10
Other	33	51
Total current assets	868	795

Other assets:
Restricted cash	18	22
Deferred taxes recoverable in rates	606	570
Regulatory assets arising from fixed-price contracts and other derivatives	167	191
Regulatory assets arising from pension and other postretirement
benefit obligations	299	309
Regulatory assets arising from wildfire litigation costs	668	594
Other regulatory assets	212	160
Nuclear decommissioning trusts	847	804
Sundry	73	70
Total other assets	2,890	2,720

Property, plant and equipment:
Property, plant and equipment	13,648	13,003
Less accumulated depreciation and amortization	(3,110)	(2,963)
Property, plant and equipment, net ($482 and $494 at June 30, 2012 and December 31, 2011, respectively, related to VIE)	10,538	10,040
Total assets	$14,296	$13,555
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2012	2011(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$173	$ ―
Accounts payable	272	375
Due to unconsolidated affiliates	19	14
Deferred income taxes	56	62
Accrued compensation and benefits	74	124
Current portion of long-term debt	19	19
Fixed-price contracts and other derivatives	58	55
Customer deposits	62	62
Reserve for wildfire litigation	305	586
Other	129	139
Total current liabilities	1,167	1,436
Long-term debt ($340 and $345 at June 30, 2012 and December 31, 2011, respectively, related to VIE)	4,298	4,058

Deferred credits and other liabilities:
Customer advances for construction	20	20
Pension and other postretirement benefit obligations, net of plan assets	334	342
Deferred income taxes	1,399	1,167
Deferred investment tax credits	26	26
Regulatory liabilities arising from removal obligations	1,518	1,462
Asset retirement obligations	714	693
Fixed-price contracts and other derivatives	229	243
Reserve for wildfire litigation	171	10
Deferred credits and other	299	178
Total deferred credits and other liabilities	4,710	4,141
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,338
Retained earnings	2,611	2,411
Accumulated other comprehensive income (loss)	(10)	(10)
Total SDG&E shareholder's equity	3,939	3,739
Noncontrolling interest	103	102
Total equity	4,042	3,841
Total liabilities and equity	$14,296	$13,555
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$213	$147
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	231	208
Deferred income taxes and investment tax credits	308	167
Fixed price contracts and other derivatives	(6)	(6)
Other	(51)	(20)
Net change in other working capital components	(438)	52
Changes in other assets	14	15
Changes in other liabilities	38	(7)
Net cash provided by operating activities	309	556

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(729)	(714)
Purchases of nuclear decommissioning trust assets	(325)	(95)
Proceeds from sales by nuclear decommissioning trusts	320	90
Decrease in restricted cash	61	257
Increase in restricted cash	(48)	(329)
Net cash used in investing activities	(721)	(791)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution	―	200
Preferred dividends paid	(2)	(2)
Issuance of long-term debt	249	―
Payments on long-term debt	(5)	(5)
Increase in short-term debt, net	173	―
Other	(3)	―
Net cash provided by financing activities	412	193

Decrease in cash and cash equivalents	―	(42)
Cash and cash equivalents, January 1	29	127
Cash and cash equivalents, June 30	$29	$85

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$69	$64
Income tax (refunds) payments, net	(26)	29

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued capital expenditures	$108	$131
Dividends declared but not paid	1	1
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(unaudited)

Operating revenues	$720	$876	$1,600	$1,932
Operating expenses
Cost of natural gas	179	335	528	866
Operation and maintenance	328	327	617	615
Depreciation and amortization	90	82	177	163
Franchise fees and other taxes	28	29	64	66
Total operating expenses	625	773	1,386	1,710
Operating income	95	103	214	222
Other income, net	4	3	8	6
Interest expense	(17)	(18)	(34)	(35)
Income before income taxes	82	88	188	193
Income tax expense	(28)	(28)	(68)	(65)
Net income	54	60	120	128
Preferred dividend requirements	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$53	$59	$119	$127
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2012	2011
	(unaudited)
Net income	$54	$60
Other comprehensive income, net of tax:
Financial Instruments	1	1
Total other comprehensive income	1	1
Total comprehensive income	$55	$61
	Six months ended June 30,
	2012	2011
	(unaudited)
Net income	$120	$128
Other comprehensive income, net of tax:
Financial Instruments	1	1
Total other comprehensive income	1	1
Total comprehensive income	$121	$129
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2012	2011(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11	$36
Accounts receivable – trade, net	294	578
Accounts receivable – other, net	56	63
Due from unconsolidated affiliates	297	40
Income taxes receivable	42	17
Inventories	42	151
Regulatory assets	6	9
Temporary LIFO liquidation	29	―
Other	27	28
Total current assets	804	922

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	741	808
Other regulatory assets	138	137
Sundry	8	8
Total other assets	887	953

Property, plant and equipment:
Property, plant and equipment	10,781	10,565
Less accumulated depreciation and amortization	(4,034)	(3,965)
Property, plant and equipment, net	6,747	6,600
Total assets	$8,438	$8,475
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2012	2011(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable – trade	$219	$315
Accounts payable – other	65	78
Due to unconsolidated affiliate	―	2
Deferred income taxes	43	44
Accrued compensation and benefits	92	99
Regulatory balancing accounts, net	270	105
Current portion of long-term debt	255	257
Customer deposits	76	75
Other	122	172
Total current liabilities	1,142	1,147
Long-term debt	1,062	1,064
Deferred credits and other liabilities:
Customer advances for construction	112	110
Pension and other postretirement benefit obligations, net of plan assets	766	833
Deferred income taxes	623	576
Deferred investment tax credits	22	23
Regulatory liabilities arising from removal obligations	1,082	1,075
Asset retirement obligations	1,185	1,161
Deferred taxes refundable in rates	68	87
Deferred credits and other	213	206
Total deferred credits and other liabilities	4,071	4,071

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	1,295	1,326
Accumulated other comprehensive income (loss)	(20)	(21)
Total shareholders' equity	2,163	2,193
Total liabilities and shareholders' equity	$8,438	$8,475
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$120	$128
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	177	163
Deferred income taxes and investment tax credits	26	62
Other	(4)	(3)
Net change in other working capital components	385	74
Changes in other assets	1	16
Changes in other liabilities	7	(4)
Net cash provided by operating activities	712	436

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(316)	(325)
Increase in loans to affiliates, net	(270)	(211)
Net cash used in investing activities	(586)	(536)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(150)	(50)
Payment of long-term debt	―	(250)
Preferred dividends paid	(1)	(1)
Net cash used in financing activities	(151)	(301)

Decrease in cash and cash equivalents	(25)	(401)
Cash and cash equivalents, January 1	36	417
Cash and cash equivalents, June 30	$11	$16

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$31	$34
Income tax payments, net of refunds	46	6

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
Accrued capital expenditures	$67	$78
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

Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control. We discuss our investments in unconsolidated subsidiaries in Note 4 herein and Note 4 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Current Report on Form 8-K filed on May 11, 2012, discussed below under “Basis of Presentation.”

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

We have prepared the Condensed Consolidated Financial Statements in conformity with GAAP and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after June 30, 2012 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.  These adjustments are only of a normal, recurring nature.

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

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011 (the Annual Report) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which are combined reports for Sempra Energy, SDG&E and SoCalGas. You should also read the information in this Quarterly Report in conjunction with Sempra Energy’s Current Report on Form 8-K and accompanying exhibits, filed on May 11, 2012, which updates the information in the Annual Report primarily for the change in reportable segments (discussed above) and change in accounting principle (discussed below) and which we refer to in this Quarterly Report as the Updated Annual Report. Although the Updated Annual Report contains the separate information for SDG&E and SoCalGas, as filed in the Annual Report, the Form 8-K did not provide updates to their information as separate registrants as they were not impacted by the change in reportable segments or change in accounting principle at Sempra Energy.

Sempra South American Utilities has controlling interests in two electric distribution utilities in South America. Sempra Natural Gas owns Mobile Gas Service Corporation (Mobile Gas) in southwest Alabama and Willmut Gas Company (Willmut Gas) in Mississippi, and Sempra Mexico owns Ecogas Mexico, S de RL de CV (Ecogas) in Northern Mexico, all natural gas distribution utilities. The California Utilities, Sempra Natural Gas’ Mobile Gas and Willmut Gas, and Sempra Mexico’s Ecogas prepare their financial statements in accordance with GAAP provisions governing regulated operations, as we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Updated Annual Report. We follow the same accounting policies for interim reporting purposes, except for the adoption of new accounting standards as we discuss in Note 2.

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

For certain solar and wind generating assets being placed into service during 2012, we have elected to seek cash grants rather than ITC for which the projects also qualify. Accordingly, cash grant accounting, which is similar to deferral accounting of ITC, is required to be applied. As a result, the impact of our change in accounting policy for ITC on our financial statements for the three months and six months ending June 30, 2012 is insignificant.

The following table summarizes the effects of the change in accounting principle on Sempra Energy Consolidated’s condensed financial statements for historical periods presented.

EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE — SEMPRA ENERGY CONSOLIDATED
(Dollars in millions, except per share amounts)
	Three months ended June 30, 2011
	As
	Originally		Retrospectively
	Reported	Adjustments	Adjusted
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Income tax expense	$92	$8	$100
Net income	502	(8)	494
Earnings	511	(8)	503

Basic earnings per common share	$2.14	$(0.04)	$2.10
Diluted earnings per common share	$2.12	$(0.03)	$2.09

	Six months ended June 30, 2011
	As
	Originally		Retrospectively
	Reported	Adjustments	Adjusted
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Depreciation and amortization	$479	$(1)	$478
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	928	1	929
Income tax expense	201	13	214
Net income	766	(12)	754
Earnings	769	(12)	757

Basic earnings per common share	$3.21	$(0.05)	$3.16
Diluted earnings per common share	$3.19	$(0.05)	$3.14

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Net income	$766	$(12)	$754
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	479	(1)	478
Deferred income taxes and investment tax credits	147	(9)	138
Net change in other working capital components (income taxes)	53	22	75

	As of December 31, 2011
	As
	Originally		Retrospectively
	Reported	Adjustments	Adjusted
CONDENSED CONSOLIDATED BALANCE SHEET
Property, plant and equipment	$31,303	$(111)	$31,192
Less accumulated depreciation and amortization	(7,731)	4	(7,727)
Property, plant and equipment, net	$23,572	$(107)	$23,465

Income taxes payable	$16	$(11)	$5
Deferred income taxes, noncurrent liability	1,554	(34)	1,520
Deferred credits and other	773	1	774
Retained earnings(1)	8,225	(63)	8,162
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

ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02): ASU 2012-02 amends ASC Topic 350, Intangibles – Goodwill and Others, to provide an option to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test.  An entity is required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount.

We will adopt ASU 2012-02 for our annual impairment testing as of October 1, 2012 and do not expect it to significantly affect our testing.

NOTE 3. ACQUISITION AND INVESTMENT ACTIVITY

We discuss our investments in unconsolidated entities in Note 4.

SEMPRA SOUTH AMERICAN UTILITIES

Chilquinta Energía S.A. (Chilquinta Energía) and Luz del Sur S.A.A. (Luz del Sur)

On April 6, 2011, Sempra South American Utilities acquired from AEI its interests in Chilquinta Energía in Chile and Luz del Sur in Peru, and their subsidiaries. Prior to the acquisition, Sempra South American Utilities and AEI each owned 50 percent of Chilquinta Energía and approximately 38 percent of Luz del Sur and accounted for the investments under the equity method. Upon completion of the acquisition and a public tender offer to the minority shareholders of Luz del Sur, Sempra South American Utilities owned 100 percent of Chilquinta Energía and approximately 80 percent of Luz del Sur, with the remaining shares of Luz del Sur held by institutional investors and the general public. As part of the transaction, Sempra South American Utilities also acquired AEI’s interests in two energy-services companies, Tecnored S.A. (Tecnored) and Tecsur S.A. (Tecsur). We provide additional information about Sempra South American Utilities’ acquisition of Chilquinta Energía and Luz del Sur and the public tender offer in Note 3 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

Our results for the three months and six months ended June 30, 2011 include a $277 million gain (both pretax and after-tax) related to the remeasurement of equity method investments, included as Remeasurement of Equity Method Investments on our Condensed Consolidated Statement of Operations.  We discuss the calculation of the gain in Note 3 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

Our Condensed Consolidated Statements of Operations include 100 percent of the acquired companies’ revenues, net income and earnings of $705 million, $99 million and $86 million, respectively, for the six months ended June 30, 2012, including revenues, net income, and earnings of $348 million, $50 million and $43 million, respectively, for the three months ended June 30, 2012.  Net income and earnings include holding companies reported in Parent and Other.  Revenues, net income and earnings from the date of acquisition were $361 million, $48 million and $40 million, respectively, for both the three months and six months ended June 30, 2011.

Following are pro forma revenues and earnings for Sempra Energy had the acquisition occurred on January 1, 2010, which primarily reflect the incremental increase to revenues and earnings from our increased ownership and consolidation of the entities acquired. Although some short-term debt borrowings may have resulted from the actual acquisition in 2011, we have not assumed any additional interest expense in the pro forma impact on earnings below, as the amounts would be immaterial due to the low interest rates available to us on commercial paper.  The pro forma amounts do not include the impact of the increased ownership in Luz del Sur resulting from the tender offer completed in September 2011 discussed above and in Note 3 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

	Three months ended	Six months ended
(Dollars in millions)	June 30, 2011	June 30, 2011
Revenues	$2,422	$5,199
Earnings(1)	226	505
(1)	As adjusted for the retrospective effect of change in accounting principle as we discuss in Note 1.

SEMPRA NATURAL GAS

Willmut Gas Company

In May 2012, Sempra Natural Gas acquired 100 percent of the outstanding common stock of Willmut Gas Company (Willmut Gas), a regulated natural gas distribution utility serving approximately 20,000 customers in Hattiesburg, Mississippi, in order to expand Sempra Natural Gas’ footprint in the Southeast United States.  Willmut Gas was purchased for $19 million in cash and the assumption of $10 million of liabilities.  Included in the acquisition was $17 million in net property, plant and equipment.  As a result of the acquisition, we recorded $10 million of goodwill.

The results of operations for Willmut Gas are included in our Condensed Consolidated Statements of Operations and Cash Flows beginning May 1, 2012, including revenues of $2 million and negligible earnings.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We provide additional information concerning all of our equity method investments in Note 4 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

SEMPRA RENEWABLES

For the six months ended June 30, 2012, Sempra Renewables invested $243 million in its renewable wind generation joint ventures, of which $208 million was invested in the Flat Ridge 2 Wind Farm project.

SEMPRA NATURAL GAS

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express Pipeline (REX), that links producing areas in the Rocky Mountains region to the upper Midwest and the eastern United States. Kinder Morgan Energy Partners L.P. (KMP) and Phillips 66 own the remaining interests of 50 percent and 25 percent, respectively. Our total investment in Rockies Express is accounted for as an equity method investment.

The general partner of KMP is Kinder Morgan, Inc. (KMI). As a condition of KMI receiving antitrust approval from the Federal Trade Commission (FTC) for their acquisition of El Paso Corporation, KMI agreed to divest certain assets in their natural gas pipeline group.  Included in these assets is KMP’s interest in Rockies Express. KMP recorded remeasurement losses during the first half of 2012 associated with these discontinued operations. We also recorded an impairment of our partnership investment in Rockies Express totaling $300 million ($179 million after-tax) in the quarter ended June 30, 2012.  Our remaining investment in Rockies Express as of June 30, 2012 is $477 million. We recorded the write-down as a result of our estimate of fair value for our investment and our conclusion that the impairment is other-than-temporary, as required by GAAP. The noncash impairment charge primarily resulted from the continuing decline in basis differential on REX associated with shale gas production zones coming on line, assumptions related to the re-contracting of the long-term transportation agreements, and the refinancing of the existing project level debt, discussed further below.

The fair value measurement of our investment in Rockies Express is a Level 3 measurement as it is significantly impacted by unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements, which we discuss in Note 11 of the Notes to Consolidated Financial Statements in the Updated Annual Report. We have based this measurement on a market participant’s view of the total value for Rockies Express, adjusted for our 25-percent ownership interest. We believe Rockies Express’ value is dependent on the future cash distributions it is able to generate. To estimate future cash distributions, we considered factors impacting Rockies Express’ ability to pay future distributions including:

▪	the extent to which future cash flows are hedged by capacity sales contracts and their duration (generally through 2019), as well as the creditworthiness of the various counterparties;

▪	Rockies Express’ future financing needs, including the ability to secure borrowings at reasonable rates as well as potentially using operating cash to retire principal;

▪
prospects for generating attractive revenues and cash flows beyond 2019, including natural gas’ future basis differentials (driven by the location and extent of future supply and demand) and alternative strategies potentially available to utilize the assets; and

▪	discount rates commensurate with the risks inherent in the cash flows.

We believe our analysis forms a reasonable estimate of the fair value of Rockies Express. This estimate includes the material inputs described above, which are generally unobservable during the periods most relevant to our analysis, except for discount rates. In particular, significant uncertainties exist with regard to REX’s ability to secure attractive revenues beyond 2019. Accordingly, our analysis suggests that the fair value of our investment in Rockies Express could be materially different from the value we have estimated. For example, if REX is able to sustain the level of revenues currently generated beyond 2019, the value of our investment in Rockies Express would be materially enhanced and no impairment charge would be necessary. Conversely, if REX is unable to sell its transport capacity at sufficient rates or in sufficient volumes beyond 2019, the fair value of our investment in Rockies Express could be materially lower than our carrying amount.

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

In April 2011, we and RBS entered into a letter agreement (Letter Agreement) which amended certain provisions of the agreements that formed RBS Sempra Commodities. The Letter Agreement addresses the wind-down of the partnership and the distribution of the partnership’s remaining assets. In accordance with the Letter Agreement, we received a $329 million distribution on April 15, 2011. The investment balance of $126 million at June 30, 2012 reflects remaining distributions expected to be received from the partnership in accordance with the Letter Agreement. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 under “Other Litigation.” In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership.

In connection with the Letter Agreement described above, we also released RBS from its indemnification obligations with respect to the items for which J.P. Morgan Chase & Co. (JP Morgan), one of the buyers of the partnership’s businesses, has agreed to indemnify us.

For the six months ended June 30, 2011, we recorded a pretax equity loss from RBS Sempra Commodities of $8 million, all of which was recorded in the first quarter of 2011. We recorded no equity earnings or loss related to the partnership for the three months and six months ended June 30, 2012. The fair value measurement of our investment in RBS Sempra Commodities was significantly impacted by unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements which we discuss in Note 11 in the Notes to Consolidated Financial Statements in the Updated Annual Report. The inputs included estimated future cash distributions expected from the partnership.

We discuss the RBS Sempra Commodities sales transactions, the Letter Agreement and other matters concerning the partnership in Note 4 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

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

SDG&E has agreements under which it purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant (i.e., tolling agreements).  SDG&E’s obligation to absorb natural gas costs may be a significant variable interest.  In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based upon our analysis, the ability to direct the dispatch of electricity may have the most significant impacts on the economic performance of the entity owning the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E (1) is obligated to purchase and provide fuel to operate the facility, (2) has the power to direct the dispatch, and (3) purchases all of the output from the facility for a substantial portion of the facility’s useful life, SDG&E may be the primary beneficiary of the entity owning the generating facility. SDG&E determines if it is the primary beneficiary in these cases based on the operational characteristics of the facility, including its expected power generation output relative to its capacity to generate and the financial structure of the entity, among other factors. If we determine that SDG&E is the primary beneficiary, SDG&E and Sempra Energy consolidate the entity that owns the facility as a VIE, as we discuss below.

Otay Mesa VIE

SDG&E has an agreement to purchase power generated at the Otay Mesa Energy Center (OMEC), a 605-megawatt (MW) generating facility. In addition to tolling, the agreement provides SDG&E with the option to purchase the power plant at the end of the contract term in 2019, or upon earlier termination of the purchased-power agreement, at a predetermined price subject to adjustments based on performance of the facility. If SDG&E does not exercise its option, under certain circumstances, it may be required to purchase the power plant at a predetermined price, which we refer to as the put option.

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary.  SDG&E has no OMEC LLC voting rights and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. SDG&E and Sempra Energy have consolidated Otay Mesa VIE since the second quarter of 2007. Otay Mesa VIE’s equity of $103 million at June 30, 2012 and $102 million at December 31, 2011 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $350 million at June 30, 2012, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC’s property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Other Variable Interest Entities

SDG&E’s power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates the respective entities to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary as of June 30, 2012. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

Sempra Energy’s other operating units also enter into arrangements which could include variable interests. We evaluate these arrangements and applicable entities based upon the qualitative and quantitative analyses described above. Certain of these entities are service companies that are VIEs. As the primary beneficiary of these service companies, we consolidate them. In all other cases, we have determined that these contracts are not variable interests in a VIE and therefore are not subject to the requirements of GAAP concerning the consolidation of VIEs.

The Condensed Consolidated Statements of Operations of Sempra Energy and SDG&E include the following amounts associated with Otay Mesa VIE. The amounts are net of eliminations of transactions between SDG&E and Otay Mesa VIE. The financial statements of other consolidated VIEs are not material to the financial statements of Sempra Energy. The captions on the table below generally correspond to SDG&E’s Condensed Consolidated Statements of Operations.

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011

Operating revenues
Electric	$	―	$	―	$	―	$	―
Natural gas		―		―		―		―
Total operating revenues		―		―		―		―
Operating expenses
Cost of electric fuel and purchased power		(21)		(9)		(40)		(26)
Operation and maintenance		7		18		11		22
Depreciation and amortization		6		7		12		13
Total operating expenses		(8)		16		(17)		9
Operating income (loss)		8		(16)		17		(9)
Other income (expense), net		(1)		(4)		(1)		(4)
Interest (expense) income		(2)		1		(5)		(2)
Income (loss) before income taxes/Net income (loss)		5		(19)		11		(15)
(Earnings) losses attributable to noncontrolling interest		(5)		19		(11)		15
Earnings	$	―	$	―	$	―	$	―

We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

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

Goodwill included on the Sempra Energy Condensed Consolidated Balance Sheets is recorded as follows:

GOODWILL
(Dollars in millions)
	Sempra
	South American	Sempra	Sempra
	Utilities	Mexico	Natural Gas	Total
Balance as of December 31, 2011	$949	$25	$62	$1,036
Foreign currency translation(1)	21	―	―	21
Acquisition of subsidiary	―	―	10	10
Balance at June 30, 2012	$970	$25	$72	$1,067
(1)	We record the offset of this fluctuation to other comprehensive income.

We provide additional information concerning goodwill in Notes 1 and 3 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Remeasurement

The SoCalGas union collective bargaining agreement (CBA) covering wages, hours, working conditions and medical and other benefit plans was ratified on March 1, 2012 and is effective January 1, 2012 through September 30, 2015.  The new CBA includes a change in plans offered for post-65 medical benefits. As a result, SoCalGas changed the option for administering the Medicare Part D benefit to an Employer Group Waiver Plan (EGWP). The EGWP allows a plan sponsor to contract with a Medicare Part D sponsor to receive the benefit of the subsidy through reduced premiums. Because this change in benefits is a significant event under GAAP, SoCalGas was required to remeasure the benefit obligations for this postretirement welfare plan as of February 29, 2012 and determined that a discount rate of 4.65% was appropriate. The effect of the remeasurement was a $66 million decrease in the recorded liability for other postretirement benefits as of March 31, 2012 at SoCalGas and Sempra Energy Consolidated. We discuss the Medicare Part D benefit in Note 8 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

Employee Stock Ownership Plan (ESOP)

Sempra Energy terminated the ESOP effective June 30, 2012, as all ESOP debt was paid and all shares were released from the ESOP Trust as of that date. We describe the ESOP and ESOP debt in Note 8 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Service cost	$22	$21	$7	$8
Interest cost	41	42	14	16
Expected return on assets	(39)	(36)	(14)	(12)
Amortization of:
Prior service cost (credit)	1	1	(2)	―
Actuarial loss	11	9	4	5
Settlement	7	10	―	―
Regulatory adjustment	12	4	2	2
Total net periodic benefit cost	$55	$51	$11	$19
	Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$45	$43	$15	$15
Interest cost	82	85	28	33
Expected return on assets	(78)	(73)	(27)	(24)
Amortization of:
Prior service cost (credit)	2	2	(2)	―
Actuarial loss	23	18	7	9
Settlement	7	10	―	―
Regulatory adjustment	(18)	(25)	5	4
Total net periodic benefit cost	$63	$60	$26	$37

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Service cost	$7	$8	$2	$2
Interest cost	11	12	2	3
Expected return on assets	(12)	(13)	(3)	(2)
Amortization of:
Prior service cost	1	―	1	1
Actuarial loss	3	3	―	―
Settlement	2	1	―	―
Regulatory adjustment	10	7	1	―
Total net periodic benefit cost	$22	$18	$3	$4
	Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$14	$15	$4	$4
Interest cost	23	25	4	5
Expected return on assets	(24)	(25)	(4)	(4)
Amortization of:
Prior service cost	1	1	2	2
Actuarial loss	7	5	―	―
Settlement	2	1	―	―
Regulatory adjustment	―	(2)	1	1
Total net periodic benefit cost	$23	$20	$7	$8

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Service cost	$14	$12	$5	$5
Interest cost	25	25	11	14
Expected return on assets	(25)	(21)	(12)	(10)
Amortization of:
Prior service credit	―	―	(3)	(1)
Actuarial loss	5	4	4	4
Settlement	1	1	―	―
Regulatory adjustment	2	(3)	1	2
Total net periodic benefit cost	$22	$18	$6	$14
	Six months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$27	$24	$10	$10
Interest cost	50	50	22	27
Expected return on assets	(49)	(43)	(23)	(20)
Amortization of:
Prior service cost (credit)	1	1	(4)	(2)
Actuarial loss	11	8	7	9
Settlement	1	1	―	―
Regulatory adjustment	(18)	(23)	4	3
Total net periodic benefit cost	$23	$18	$16	$27

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2012:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through June 30, 2012:
Pension plans	$70	$20	$24
Other postretirement benefit plans	25	8	16
Total expected contributions in 2012:
Pension plans	$218	$67	$113
Other postretirement benefit plans	46	14	27

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months and six months ended June 30, 2012 and 2011. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2012	2011(1)	2012	2011(1)
Numerator:
Earnings/Income attributable to common shareholders	$62	$503	$298	$757

Denominator:
Weighted-average common shares
outstanding for basic EPS	241,141	239,415	240,853	239,769
Dilutive effect of stock options, restricted
stock awards and restricted stock units	5,119	1,346	4,913	1,385
Weighted-average common shares
outstanding for diluted EPS	246,260	240,761	245,766	241,154

Earnings per share:
Basic	$0.26	$2.10	$1.24	$3.16
Diluted	$0.25	$2.09	$1.21	$3.14
(1)	As adjusted for the retrospective effect of a change in accounting principle as we discuss in Note 1.

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits recognized and minus tax shortfalls recognized are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price on common stock was greater than the average market price during the period (out-of-the-money options). We had no such antidilutive stock options outstanding during the three months ended June 30, 2012 and 681,700 such antidilutive stock options outstanding during the six months ended June 30, 2012. We had 2,118,042 and 2,119,677 such stock options outstanding during the three months and six months ended June 30, 2011, respectively.

We had no stock options outstanding during both the three months and six months ended June 30, 2012 and 900 stock options outstanding during both the three months and six months ended June 30, 2011 that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method.

The dilution from unvested restricted stock awards (RSAs) and restricted stock units (RSUs) is also based on the treasury stock method. Proceeds equal to the unearned compensation and windfall tax benefits recognized and minus tax shortfalls recognized related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits recognized or tax shortfalls recognized are the difference between tax deductions we would receive upon the assumed vesting of RSAs or RSUs and the deferred income taxes we recorded related to the compensation expense on such awards and units.  There were 1,864 antidilutive RSUs from the application of unearned compensation in the treasury stock method for both the three months and six months ended June 30, 2012, and no such antidilutive RSUs for the three months and six months ended June 30, 2011.  There were no such antidilutive RSAs for the three months ended June 30, 2012 and 12,039 such antidilutive RSAs for the six months ended June 30, 2012. There were no such antidilutive RSAs for the three months and six months ended June 30, 2011.

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
(2) Participants may also receive additional shares for dividend equivalents on units subject to restricted stock units, which are reinvested to purchase additional units that become subject to the same vesting conditions as the restricted stock units to which the dividends relate.

RSAs have a maximum potential of 100 percent vesting. We include our performance based RSUs in potential dilutive shares at zero to 150 percent to the extent that they currently meet the performance requirements for vesting, subject to the application of the treasury stock method. Due to market fluctuations of both Sempra Energy stock and the comparative index, dilutive RSU shares may vary widely from period-to-period. We include our RSAs, which are solely service based, in potential dilutive shares at 100 percent.

RSUs and RSAs may be excluded from potential dilutive shares by the application of unearned compensation in the treasury stock method, as we discuss above, or because performance goals are currently not met.  The maximum excluded RSAs and RSUs, assuming performance goals were met at maximum levels, were 1,327,534 and 1,459,377 for the three months and six months ended June 30, 2012, respectively, and 4,434,795 and 4,450,495 for the three months and six months ended June 30 2011, respectively.

COMMON STOCK REPURCHASE PROGRAM

In September 2010, we entered into a share repurchase program under which we prepaid $500 million to repurchase shares of our common stock in a share forward transaction. The program was completed in March 2011 with a total of 9,574,435 shares repurchased at an average price of $52.22 per share. Our outstanding shares used to calculate earnings per share were reduced by the number of shares repurchased when they were delivered to us, and the $500 million purchase price was recorded as a reduction in shareholders’ equity upon its prepayment. We received 5,670,006 shares during the quarter ended September 30, 2010; 2,407,994 shares on October 4, 2010 and 1,496,435 shares on March 22, 2011.  We discuss the repurchase program further in Note 13 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

PREFERRED STOCK OF SUBSIDIARY

On June 30, 2011, PE redeemed all five series of its outstanding preferred stock for $81 million. Each series was redeemed for cash at redemption prices ranging from $100 to $101.50 per share, plus accrued dividends up to the redemption date of an aggregate of $1 million. The redeemed shares are no longer outstanding and represent only the right to receive the applicable redemption price, to the extent the shares have not yet been presented for payment. We provide more detail concerning PE’s preferred stock in Note 12 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 9 of the Notes to Consolidated Financial Statements in the Updated Annual Report. We recorded share-based compensation expense, net of income taxes, of $8 million and $7 million for the three months ended June 30, 2012 and 2011, respectively, and $13 million for both the six months ended June 30, 2012 and 2011. Pursuant to our share-based compensation plans, we granted 909,909 RSUs and 18,487 RSAs during the six months ended June 30, 2012, primarily in January.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, primarily at the California Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months and six months ended June 30, 2012 and 2011.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sempra Energy Consolidated:
AFUDC related to debt	$13	$9	$27	$17
AFUDC related to equity	32	22	67	41
Other capitalized financing costs	16	8	27	14
Total Sempra Energy Consolidated	$61	$39	$121	$72
SDG&E:
AFUDC related to debt	$11	$8	$23	$14
AFUDC related to equity	26	18	55	33
Total SDG&E	$37	$26	$78	$47
SoCalGas:
AFUDC related to debt	$2	$1	$4	$3
AFUDC related to equity	6	4	12	8
Total SoCalGas	$8	$5	$16	$11

COMPREHENSIVE INCOME

The amounts for comprehensive income in the Condensed Consolidated Statements of Comprehensive Income are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2012			2011
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Net actuarial gain	$2	$ ―	$2	$3	$ ―	$3
Financial instruments	(7)	―	(7)	(1)	―	(1)
SoCalGas:
Financial instruments	$ ―	$ ―	$ ―	$1	$ ―	$1

	Six months ended June 30,
	2012			2011
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity(1)	Interests	Equity	Equity(1)	Interests	Equity
Sempra Energy Consolidated:
Net actuarial gain	$3	$ ―	$3	$4	$ ―	$4
Financial instruments	(4)	―	(4)	―	―	―
SoCalGas:
Financial instruments	$ ―	$ ―	$ ―	$1	$ ―	$1
(1)	Shareholders’ equity of Sempra Energy Consolidated or SoCalGas as indicated in left margin.

Income tax amounts associated with other comprehensive income during the three months and six months ended June 30, 2012 and 2011 at SDG&E were negligible.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide a reconciliation of Sempra Energy’s and SDG&E’s shareholders’ equity and noncontrolling interests for the six months ended June 30, 2012 and 2011.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2011	$9,775	$403	$10,178
Comprehensive income	334	18	352
Preferred dividends of subsidiaries	(3)	―	(3)
Share-based compensation expense	24	―	24
Common stock dividends declared	(289)	―	(289)
Issuance of common stock	45	―	45
Repurchase of common stock	(16)	―	(16)
Common stock released from ESOP	9	―	9
Equity contributed by noncontrolling interest	―	3	3
Distributions to noncontrolling interests	―	(10)	(10)
Balance at June 30, 2012	$9,879	$414	$10,293
Balance at December 31, 2010	$8,990	$211	$9,201
Comprehensive income (loss)	734	(11)	723
Preferred dividends of subsidiaries	(5)	―	(5)
Share-based compensation expense	24	―	24
Common stock dividends declared	(230)	―	(230)
Issuance of common stock	19	―	19
Tax benefit related to share-based compensation	5	―	5
Repurchase of common stock	(18)	―	(18)
Common stock released from ESOP	11	―	11
Distributions to noncontrolling interests	―	(6)	(6)
Acquisition of South American entities	―	279	279
Redemption of preferred stock of subsidiary	―	(80)	(80)
Balance at June 30, 2011	$9,530	$393	$9,923

SHAREHOLDER’S EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholder’s	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2011	$3,739	$102	$3,841
Comprehensive income	202	2	204
Preferred stock dividends declared	(2)	―	(2)
Distributions to noncontrolling interest	―	(1)	(1)
Balance at June 30, 2012	$3,939	$103	$4,042
Balance at December 31, 2010	$3,108	$113	$3,221
Comprehensive income (loss)	162	(24)	138
Preferred stock dividends declared	(2)	―	(2)
Capital contribution	200	―	200
Balance at June 30, 2011	$3,468	$89	$3,557

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

The preferred stock of SoCalGas is presented at Sempra Energy as a noncontrolling interest at June 30, 2012 and December 31, 2011. The preferred stock of SDG&E is contingently redeemable preferred stock. At Sempra Energy, the preferred stock dividends of both SDG&E and SoCalGas are charges against income related to noncontrolling interests. We provide additional information concerning preferred stock in Note 12 of the Notes to Consolidated Financial Statements in the Updated Annual Report.  At June 30, 2012 and December 31, 2011, Sempra Energy Consolidated reported the following other noncontrolling ownership interests held by others recorded in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets:

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent Ownership Held by Others	June 30, 2012	December 31, 2011
Bay Gas Storage, Ltd.(1)	9%	$19	$17
Southern Gas Transmission Company(1)	49	1	1
Liberty Gas Storage, LLC(1)	25	10	9
Tecsur	10	3	4
Luz del Sur	20	224	216
Chilquinta Energía subsidiaries	15 - 43	34	34
Otay Mesa VIE (at SDG&E)	100	103	102
Total Sempra Energy		$394	$383
(1)	Part of Sempra Natural Gas.

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra South American Utilities has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of the segment’s Argentine investments, which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Updated Annual Report. The loan has an $18 million principal balance outstanding plus $6 million of accumulated interest at a variable interest rate (7.47 percent as of June 30, 2012). In June 2012, the maturity date of the loan was extended from June 30, 2012 to June 30, 2013. The loan was fully reserved at June 30, 2012 and December 31, 2011.

Investments

Sempra Energy, at Parent and Other, has an investment in bonds issued by Chilquinta Energía that we discuss in Note 5 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	June 30,		December 31,
	2012		2011
SDG&E
Current:
Due from SoCalGas	$	―	$2
Due from various affiliates		1	65
		$1	$67

Due to Sempra Energy		$16	$14
Due to SoCalGas		3	―
		$19	$14

Income taxes due from Sempra Energy(1)		$208	$97

SoCalGas
Current:
Due from Sempra Energy		$293	$23
Due from SDG&E		3	―
Due from various affiliates		1	17
		$297	$40

Due to SDG&E	$	―	$2

Income taxes due from Sempra Energy(1)		$38	$17
(1)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies’ having always filed a separate return.

Revenues from unconsolidated affiliates at SDG&E and SoCalGas are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
SDG&E	$2	$1	$4	$3
SoCalGas	16	12	31	25

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

AMOUNTS RECORDED FOR TRANSACTIONS WITH RBS SEMPRA COMMODITIES
(Dollars in millions)
	Three months ended June 30, 2011(1)	Six months ended June 30, 2011(1)
Revenues:
Sempra Mexico	$4	$37
Sempra Natural Gas	(5)	7

Cost of natural gas:
Sempra Mexico	$13	$71
Sempra Natural Gas	―	3
(1)
With the exception of Sempra Mexico, whose contract with RBS Sempra Commodities expired in July 2011, amounts only include activities prior to May 1, 2011, the date by which substantially all the contracts with RBS Sempra Commodities were assigned to buyers of the joint venture businesses.

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$32	$22	$67	$41
Investment (losses) gains(1)	(9)	11	10	19
(Losses) gains on interest rate and foreign exchange instruments, net	(1)	2	10	12
Regulatory interest, net(2)	―	1	1	1
Sundry, net	(4)	(5)	5	1
Total	$18	$31	$93	$74
SDG&E:
Allowance for equity funds used during construction	$26	$18	$55	$33
Regulatory interest, net(2)	―	1	1	1
Sundry, net	(2)	(6)	(2)	(5)
Total	$24	$13	$54	$29
SoCalGas:
Allowance for equity funds used during construction	$6	$4	$12	$8
Sundry, net	(2)	(1)	(4)	(2)
Total	$4	$3	$8	$6
(1)
Represents investment (losses) gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2) Interest on regulatory balancing accounts.

INCOME TAXES

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,
	2012			2011
	Income Tax	Effective			Effective
	Expense	Income		Income Tax	Income
	(Benefit)	Tax Rate		Expense	Tax Rate
Sempra Energy Consolidated	$(118)	227%		$100	17%
SDG&E	53	34		42	44
SoCalGas	28	34		28	32
	Six months ended June 30,
	2012			2011
	Income Tax	Effective			Effective
	Expense	Income		Income Tax	Income
	(Benefit)	Tax Rate		Expense	Tax Rate
Sempra Energy Consolidated	$(1)	―	%	$214	23%
SDG&E	113	35		91	38
SoCalGas	68	36		65	34

Changes in Effective Income Tax Rates

Sempra Energy Consolidated

The change in effective income tax rate for the three months ended June 30, 2012 was primarily due to significantly lower pretax income due to the write-down of our investment in Rockies Express in 2012 and the remeasurement gain in 2011 related to our acquisition of controlling interests in Chilquinta Energía and Luz del Sur. Other items affecting the effective income tax rate were:

▪	$121 million deferred income tax benefit associated with the impairment to our Rockies Express partnership investment;

▪
$54 million income tax benefit primarily associated with our decision to hold life insurance contracts kept in support of certain benefit plans to term. Previously, we took the position that we might cash in or sell these contracts before maturity, which required that we record deferred income taxes on unrealized gains on investments held within the insurance contracts;

▪	lower income tax expense in 2012 due to Mexican currency translation and inflation adjustments;

▪	higher planned renewable energy income tax credits and deferred income tax benefits related to renewable energy projects; and

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; offset by

▪
lower income in 2012 in countries with lower statutory income tax rates; such income was higher in 2011 due to a $277 million non-taxable gain from remeasurement of our equity method investments related to our acquisition from AEI of its investments in Chile and Peru; and

▪	higher U.S. income tax on non-U.S. non-operating activity due to the expiration of the look-through rule, as we discuss below.

The effective tax rate for the six months ended June 30, 2012 was also significantly impacted by the effect on pretax income of the impairment charge in 2012 and the remeasurement gain in 2011. The effective income tax rate also decreased due to:

▪	$121 million deferred income tax benefit associated with the impairment to the Rockies Express partnership investment;

▪	$54 million income tax benefit primarily associated with the decision to hold life insurance contracts to term, as we discuss above;

▪	higher planned renewable energy income tax credits and deferred income tax benefits related to renewable energy projects;

▪	lower income tax expense in 2012 due to Mexican currency translation and inflation adjustments; and

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; offset by

▪	lower income in 2012 in countries with lower statutory income tax rates; such income was higher in 2011 due to the $277 million non-taxable gain discussed above;

▪	lower deductions for self-developed software costs; and

▪	higher U.S. income tax on non-U.S. non-operating activity due to the expiration of the look-through rule, as we discuss below.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted are factored into the forecasted effective tax rate and their impact is spread evenly over the year. The forecasted items, anticipated on a full year basis, may include, among others, self-developed software, renewable energy income tax credits, deferred income tax benefits related to renewable energy projects, exclusions from taxable income of the equity portion of AFUDC, and depreciation on a certain portion of utility plant assets. Items that cannot be reliably forecasted (e.g., adjustments related to prior years’ income tax items, Mexican currency translation and inflation adjustments, deferred income tax benefit associated with the impairment of a book investment, etc.) are recorded in the interim period in which they actually occur, which can result in variability to income tax expense.

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

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (2010 Tax Act) was signed into law. The 2010 Tax Act extended for years 2010 and 2011 the U.S. federal income tax law known as the look-through rule. This rule allows, under certain situations, for certain non-operating activity (e.g., dividend income, royalty income, interest income, rental income, etc.), of a greater than 50-percent owned non-U.S. subsidiary, to not be taxed under U.S. federal income tax law. As of June 30, 2012, this rule has not yet been extended beyond 2011, which has a negative impact on Sempra Energy’s effective income tax rate for 2012.

SDG&E

The decrease in SDG&E’s effective income tax rate for the three months ended June 30, 2012 was primarily due to:

▪	the impact of Otay Mesa VIE, as we discuss below;

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; and

▪	lower unfavorable adjustments related to prior years’ income tax items.

The decrease in SDG&E’s effective income tax rate for the six months ended June 30, 2012 was primarily due to:

▪	the impact of Otay Mesa VIE, as we discuss below;

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; and

▪	lower unfavorable adjustments related to prior years’ income tax items; offset by

▪	lower deductions for self-developed software costs; and

▪	lower exclusions from taxable income of the equity portion of AFUDC.

Results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is consolidated, and therefore, their effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate.

SoCalGas

The increase in SoCalGas’ effective income tax rate for the three months ended June 30, 2012 was primarily due to lower deductions for self-developed software costs.

The increase in SoCalGas’ effective income tax rate for the six months ended June 30, 2012 was primarily due to:

▪	lower deductions for self-developed software costs; offset by

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

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

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At June 30, 2012, Sempra Energy Consolidated had $4.1 billion in committed lines of credit to provide liquidity and to support commercial paper and variable-rate demand notes, the major components of which we detail below. Available unused credit on these lines at June 30, 2012 was $3.2 billion.

Sempra Energy

In March 2012, Sempra Energy entered into a new $1.067 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 24 lenders. No single lender has greater than a 7-percent share. The new facility replaces the $1.0 billion credit agreement set to expire in 2014.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. The facility also provides for issuance of up to $400 million (increased to $600 million in July 2012) of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

At June 30, 2012, Sempra Energy had $12 million of letters of credit outstanding supported by the facility.

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

At June 30, 2012, Sempra Global had $514 million of commercial paper outstanding supported by the facility. At December 31, 2011, $400 million of commercial paper outstanding was classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt. This classification has no impact on cash flows. As a result of issuances of long-term debt in the six months ended June 30, 2012, as we discuss below, none of the commercial paper outstanding at June 30, 2012 is classified as long-term debt.

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

At June 30, 2012, SoCalGas had no outstanding borrowings and SDG&E had $173 million of commercial paper outstanding and $237 million variable-rate demand notes outstanding supported by the facility. Available unused credit on the line at June 30, 2012 was $248 million at SDG&E and $467 million at SoCalGas; SoCalGas’ availability reflects the impact of SDG&E’s use of the combined credit available on the line.

GUARANTEES

RBS Sempra Commodities

As we discuss in Note 4, in 2010 and early 2011, Sempra Energy, RBS and RBS Sempra Commodities sold substantially all of the businesses and assets within the partnership in four separate transactions. In connection with each of these transactions, the buyers were, subject to certain qualifications, obligated to replace any guarantees that we had issued in connection with the applicable businesses sold with guarantees of their own. The buyers have substantially completed this process with regard to existing, open positions. For those guarantees which have not been replaced, the buyers are obligated to indemnify us in accordance with the applicable transaction documents for any claims or losses in connection with the guarantees that we issued associated with the businesses sold.

At June 30, 2012, RBS Sempra Commodities no longer requires significant working capital support. However, we have provided back-up guarantees for a portion of RBS Sempra Commodities’ remaining trading obligations. A few of these back-up guarantees may continue for a prolonged period of time. RBS has fully indemnified us for any claims or losses in connection with these arrangements, with the exception of those obligations for which JP Morgan has agreed to indemnify us. We discuss the indemnification release in Note 4. We discuss additional matters related to our investment in RBS Sempra Commodities in Note 10.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt outstanding at Sempra Energy were 0.58 percent and 0.93 percent at June 30, 2012 and December 31, 2011, respectively. The weighted average interest rate on the total short-term debt outstanding at SDG&E was 0.21 percent at June 30, 2012.  The weighted average interest rates at Sempra Energy at December 31, 2011 include interest rates for commercial paper borrowings classified as long-term, as we discuss above.

LONG-TERM DEBT

In March 2012, Sempra Energy publicly offered and sold $600 million of 2.3-percent notes maturing in 2017.

In March 2012, SDG&E publicly offered and sold $250 million of 4.3-percent first mortgage bonds maturing in 2042.

In June 2012, Sempra Renewables obtained a $117 million loan, the proceeds of which were applied to construction costs of the Copper Mountain Solar 1 project. The loan fully matures in December 2028. To partially moderate its exposure to interest rate changes, Sempra Renewables has also entered into floating-to-fixed interest rate swaps (2.043 percent) maturing December 2028 and covering $88 million of the loan outstanding. The remaining balance bears interest at rates varying with market rates (3.23% at June 30, 2012).

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

▪
Sempra Mexico and Sempra Natural Gas use natural gas derivatives to market energy commodities and optimize the earnings of our liquefied natural gas (LNG) business and Sempra Natural Gas’ natural gas storage and transportation assets and LNG assets. Certain of these derivatives are undesignated, and their impact on earnings is recorded in Energy-Related Businesses Revenues on the Condensed Consolidated Statements of Operations. Certain of these derivatives may also be designated as cash flow hedges. Sempra Mexico also uses natural gas energy derivatives with the objective of managing price risk and lowering natural gas prices at its Mexican distribution operations. These derivatives, which are recorded as commodity costs that are offset by regulatory account balances and recovered in rates, are recognized in Cost of Natural Gas on the Condensed Consolidated Statements of Operations.

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes as of June 30, 2012 and December 31, 2011 as follows:

Segment and Commodity	June 30, 2012	December 31, 2011
California Utilities:
SDG&E:
Natural gas	29 million MMBtu	35 million MMBtu	(1)
Congestion revenue rights	14 million MWh	19 million MWh	(2)

Energy-Related Businesses:
Sempra Natural Gas:
Electric power	4 million MWh	5 million MWh
Natural gas	21 million MMBtu	20 million MMBtu
Sempra Mexico - natural gas	1 million MMBtu	1 million MMBtu
(1)	Million British thermal units
(2)	Megawatt hours

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

The net notional amounts of our interest rate derivatives as of June 30, 2012 and December 31, 2011 were:

	June 30, 2012		December 31, 2011
(Dollars in millions)	Notional Debt	Maturities	Notional Debt	Maturities
Sempra Energy Consolidated(1)	$4-369	2013-2028	$15-305	2013-2019
SDG&E(1)	285-350	2019	285-355	2019
(1)	Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE.

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

FINANCIAL STATEMENT PRESENTATION

The following tables provide the fair values of derivative instruments, without consideration of margin deposits held or posted, on the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2012
							Deferred
							credits
		Current			Current		and other
		assets:			liabilities:		liabilities:
		Fixed-price		Investments	Fixed-price		Fixed-price
		contracts		and other	contracts		contracts
		and other		assets:	and other		and other
Derivatives designated as hedging instruments		derivatives(1)		Sundry	derivatives(2)		derivatives
Sempra Energy Consolidated:
Interest rate instruments(3)		$6		$12	$(21)		$(67)
SDG&E:
Interest rate instruments(3)	$	―	$	―	$(16)		$(67)

Derivatives not designated as hedging instruments
Sempra Energy Consolidated:
Interest rate instruments		$8		$43	$(8)		$(37)
Commodity contracts not subject to rate recovery		130		17	(130)		(39)
Associated offsetting commodity contracts		(108)		(14)	108		14
Commodity contracts subject to rate recovery		11		7	(56)		(15)
Associated offsetting commodity contracts		(5)		(1)	5		1
Total		$36		$52	$(81)		$(76)
SDG&E:
Commodity contracts subject to rate recovery		$10		$7	$(54)		$(15)
Associated offsetting commodity contracts		(4)		(1)	4		1
Total		$6		$6	$(50)		$(14)
SoCalGas:
Commodity contracts subject to rate recovery		$1	$	―	$(3)	$	―
Associated offsetting commodity contracts		(1)		―	1		―
Total	$	―	$	―	$(2)	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.

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

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and on Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) for the three months and six months ended June 30 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain on derivatives recognized in earnings				Gain (loss) on derivatives recognized in earnings
		Three months ended June 30,				Six months ended June 30,
	Location	2012		2011		2012		2011
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense		$2		$2		$4	$5
Interest rate instruments	Other Income, Net		―		8		2	3
Total(1)			$2		$10		$6	$8
SoCalGas:
Interest rate instrument	Interest Expense	$	―	$	―	$	―	$1
Interest rate instrument	Other Income, Net		―		―		―	(3)
Total(1)		$	―	$	―	$	―	$(2)
(1)
There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax loss recognized					Gain (loss) reclassified from AOCI
	in OCI (effective portion)					into earnings (effective portion)
	Three months ended June,					Three months ended June 30,
	2012		2011		Location	2012	2011
Sempra Energy Consolidated:
Interest rate instruments(1)		$(18)		$(11)	Interest Expense	$(1)	$(2)
					Equity Earnings,
Interest rate instruments		(7)		(8)	Net of Income Tax	2	―
Total		$(25)		$(19)		$1	$(2)
SDG&E:
Interest rate instruments(1)		$(10)		$(11)	Interest Expense	$(1)	$(1)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$ ―	$(1)
	Six months ended June,					Six months ended June 30,
	2012		2011		Location	2012	2011
Sempra Energy Consolidated:
Interest rate instruments(1)		$(15)		$(11)	Interest Expense	$(2)	$(4)
					Equity Earnings,
Interest rate instruments		(6)		(7)	Net of Income Tax	―	(1)
Total		$(21)		$(18)		$(2)	$(5)
SDG&E:
Interest rate instruments(1)		$(10)		$(11)	Interest Expense	$(1)	$(2)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$(1)	$(2)
(1)						Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE. There has been a negligible amount of ineffectiveness related to these swaps.

Sempra Energy expects that losses of $12 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts that are currently outstanding mature.

SDG&E and SoCalGas expect that losses of $6 million and $1 million, respectively, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

For all forecasted transactions, the maximum term over which we are hedging exposure to the variability of cash flows at June 30, 2012 is 82 months for both Sempra Energy and SDG&E. The maximum term of hedged interest rate variability related to debt at Sempra Renewables’ equity method investees is 19 years.

We recorded negligible hedge ineffectiveness in the three months and six months ended June 30, 2012.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended June 30,				Six months ended June 30,
	Location	2012		2011		2012		2011
Sempra Energy Consolidated:
Interest rate and foreign exchange
instruments	Other Income, Net		$(1)		$2		$10	$12
Commodity contracts not subject	Revenues: Energy-Related
to rate recovery	Businesses		(9)		8		2	14
Commodity contracts not subject	Cost of Natural Gas, Electric
to rate recovery	Fuel and Purchased Power		―		―		―	1
Commodity contracts not subject
to rate recovery	Operation and Maintenance		(1)		(1)		―	1
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		12		―		(9)	9
Commodity contracts subject
to rate recovery	Cost of Natural Gas		(1)		1		(1)	1
Total		$	―		$10		$2	$38
SDG&E:
Commodity contracts not subject
to rate recovery	Operation and Maintenance	$	―	$	―	$	―	$1
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		12		―		(9)	9
Total			$12	$	―		$(9)	$10
SoCalGas:
Commodity contracts not subject
to rate recovery	Operation and Maintenance		$(1)	$	―	$	―	$1
Commodity contracts subject
to rate recovery	Cost of Natural Gas		(1)		1		(1)	1
Total			$(2)		$1		$(1)	$2

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

For Sempra Energy and SDG&E, the total fair value of this group of derivative instruments in a net liability position at June 30, 2012 is $23 million and $11 million, respectively. As of June 30, 2012, if the credit ratings of Sempra Energy and SDG&E were reduced below investment grade, $23 million and $11 million, respectively, of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Notes 1 and 2 of the Notes to Consolidated Financial Statements in the Updated Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the six months ended June 30, 2012.

Recurring Fair Value Measures

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

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

Our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 in the tables below include the following:

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

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of June 30, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$493	$	―	$	―	$	―	$493
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		77		78		―		―	155
Municipal bonds		―		66		―		―	66
Other securities		―		85		―		―	85
Total debt securities		77		229		―		―	306
Total nuclear decommissioning trusts(1)		570		229		―		―	799
Interest rate instruments		―		70		―		―	70
Commodity contracts subject to rate recovery		17		―		13		―	30
Commodity contracts not subject to rate recovery		16		24		―		―	40
Investments		1		―		―		―	1
Total		$604		$323		$13	$	―	$940
Liabilities:
Interest rate instruments	$	―		$133	$	―	$	―	$133
Commodity contracts subject to rate recovery		51		14		―		(51)	14
Commodity contracts not subject to rate recovery		6		41		―		(9)	38
Total		$57		$188	$	―		$(60)	$185

	At fair value as of December 31, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$468	$	―	$	―	$	―	$468
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		92		78		―		―	170
Municipal bonds		―		77		―		―	77
Other securities		―		78		―		―	78
Total debt securities		92		233		―		―	325
Total nuclear decommissioning trusts(1)		560		233		―		―	793
Interest rate instruments		―		66		―		―	66
Commodity contracts subject to rate recovery		10		1		23		―	34
Commodity contracts not subject to rate recovery		15		35		―		(2)	48
Investments		5		―		―		―	5
Total		$590		$335		$23		$(2)	$946
Liabilities:
Interest rate instruments		$1		$124	$	―	$	―	$125
Commodity contracts subject to rate recovery		61		13		―		(61)	13
Commodity contracts not subject to rate recovery		1		52		―		(4)	49
Total		$63		$189	$	―		$(65)	$187
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	At fair value as of June 30, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$493	$	―	$	―	$	―	$493
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		77		78		―		―	155
Municipal bonds		―		66		―		―	66
Other securities		―		85		―		―	85
Total debt securities		77		229		―		―	306
Total nuclear decommissioning trusts(1)		570		229		―		―	799
Commodity contracts subject to rate recovery		15		―		13		―	28
Commodity contracts not subject to rate recovery		1		―		―		―	1
Total		$586		$229		$13	$	―	$828

Liabilities:
Interest rate instruments	$	―		$83	$	―	$	―	$83
Commodity contracts subject to rate recovery		51		12		―		(51)	12
Total		$51		$95	$	―		$(51)	$95

	At fair value as of December 31, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$468	$	―	$	―	$	―	$468
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		92		78		―		―	170
Municipal bonds		―		77		―		―	77
Other securities		―		78		―		―	78
Total debt securities		92		233		―		―	325
Total nuclear decommissioning trusts(1)		560		233		―		―	793
Commodity contracts subject to rate recovery		9		―		23		―	32
Commodity contracts not subject to rate recovery		1		―		―		―	1
Total		$570		$233		$23	$	―	$826

Liabilities:
Interest rate instruments	$	―		$81	$	―	$	―	$81
Commodity contracts subject to rate recovery		61		12		―		(61)	12
Total		$61		$93	$	―		$(61)	$93
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	At fair value as of June 30, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Commodity contracts subject to rate recovery		$2	$	―	$	―	$	―	$2
Commodity contracts not subject to rate recovery		2		―		―		―	2
Total		$4	$	―	$	―	$	―	$4

Liabilities:
Commodity contracts subject to rate recovery	$	―		$2	$	―	$	―	$2
Total	$	―		$2	$	―	$	―	$2

	At fair value as of December 31, 2011
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Commodity contracts subject to rate recovery		$1		$1	$	―	$	―	$2
Commodity contracts not subject to rate recovery		2		―		―		―	2
Total		$3		$1	$	―	$	―	$4

Liabilities:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$	―	$1
Total	$	―		$1	$	―	$	―	$1

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

	Three months ended June 30,
(Dollars in millions)	2012		2011
Balance as of April 1		$21		$3
Realized and unrealized gains		5		6
Allocated transmission instruments		―		1
Settlements		(13)		(7)
Balance as of June 30		$13		$3
Change in unrealized gains or losses relating to
instruments still held at June 30	$	―	$	―

	Six months ended June 30,
(Dollars in millions)	2012		2011
Balance as of January 1		$23		$2
Realized and unrealized gains		7		12
Allocated transmission instruments		1		2
Settlements		(18)		(13)
Balance as of June 30		$13		$3
Change in unrealized gains relating to
instruments still held at June 30	$	―	$	―

CRRs are recorded at fair value based almost entirely on the most current auction prices published by the California Independent System Operator (ISO), an objective source. The impact associated with discounting is negligible. Because auction prices are a less observable input, these instruments are classified as Level 3. Auction prices range from $(3)/MWh to $5/MWh at a given location, and the fair value of these instruments is derived from auction price differences between two locations. Positive values between two locations represent expected future reductions in congestion costs, whereas negative values between two locations represent expected future charges. Valuation of our CRRs is sensitive to a change in auction price. If auction prices at one location increase (decrease) relative to another location, this could result in a higher (lower) fair value measurement. We summarize CRR volumes in Note 7. The earnings impacts of CRRs are deferred and recorded in regulatory accounts to the extent they are recoverable or refundable through rates. Upon settlement, CRRs are included in Cost of Electric Fuel and Purchased Power on the Condensed Consolidated Statements of Operations.

Derivative Positions Net of Cash Collateral

Each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions with fair value amounts for cash collateral with the same counterparty when management believes a legal right of offset exists.

The following table provides the amount of fair value of cash collateral receivables that were not offset in the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
(Dollars in millions)	2012	2011
Sempra Energy Consolidated	$32	$20
SDG&E	16	10
SoCalGas	4	2

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. The following table provides the carrying amounts and fair values of certain other financial instruments at June 30, 2012 and December 31, 2011:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2012
	Carrying	Fair Value
	Amount	Level 1		Level 2		Level 3		Total
Sempra Energy Consolidated:
Investments in affordable housing partnerships(1)	$18	$	―	$	―		$47	$47
Total long-term debt(2)	10,832		―		11,545		755	12,300
Preferred stock of subsidiaries	99		―		109		―	109
SDG&E:
Total long-term debt(3)	$4,140	$	―		$4,283		$350	$4,633
Contingently redeemable preferred stock	79		―		87		―	87
SoCalGas:
Total long-term debt(4)	$1,312	$	―		$1,516	$	―	$1,516
Preferred stock	22		―		24		―	24

	December 31, 2011
	Carrying	Fair Value
	Amount	Level 1		Level 2		Level 3		Total
Sempra Energy Consolidated:
Investments in affordable housing partnerships(1)	$21	$	―	$	―		$48	$48
Total long-term debt(2)	9,826		―		10,447		600	11,047
Preferred stock of subsidiaries	99		―		106		―	106
SDG&E:
Total long-term debt(3)	$3,895	$	―		$3,933		$355	$4,288
Contingently redeemable preferred stock	79		―		86		―	86
SoCalGas:
Total long-term debt(4)	$1,313	$	―		$1,506	$	―	$1,506
Preferred stock	22		―		23		―	23
(1)	We discuss our investments in affordable housing partnerships in Note 4 of the Notes to Consolidated Financial Statements in the Updated Annual Report.
(2)
Before reductions for unamortized discount (net of premium) of $15 million at June 30, 2012 and $16 million at December 31, 2011, and excluding capital leases of $196 million at June 30, 2012 and $204 million at December 31, 2011, and commercial paper classified as long-term debt of $400 million at December 31, 2011. We discuss our long-term debt in Note 6 above and in Note 5 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

(3)
Before reductions for unamortized discount of $12 million at June 30, 2012 and $11 million at December 31, 2011, and excluding capital leases of $189 million at June 30, 2012 and $193 million at December 31, 2011.

(4)
Before reductions for unamortized discount of $2 million at June 30, 2012 and $3 million at December 31, 2011, and excluding capital leases of $7 million at June 30, 2012 and $11 million at December 31, 2011.

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

Nuclear Decommissioning Trusts

We discuss SDG&E’s investments in nuclear decommissioning trust funds in Note 6 of the Notes to Consolidated Financial Statements in the Updated Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross		Gross	Estimated
		Unrealized		Unrealized	Fair
	Cost	Gains		Losses	Value
As of June 30, 2012:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$143	$12	$	―	$155
Municipal bonds(2)	61	6		(1)	66
Other securities(3)	80	5		―	85
Total debt securities	284	23		(1)	306
Equity securities	242	255		(4)	493
Cash and cash equivalents	48	―		―	48
Total	$574	$278		$(5)	$847
As of December 31, 2011:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$157	$13	$	―	$170
Municipal bonds	72	5		―	77
Other securities	76	3		(1)	78
Total debt securities	305	21		(1)	325
Equity securities	246	227		(5)	468
Cash and cash equivalents	11	―		―	11
Total	$562	$248		$(6)	$804
(1)	Maturity dates are 2012-2042
(2)	Maturity dates are 2012-2057
(3)	Maturity dates are 2013-2111

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Proceeds from sales	$191	$48	$320	$90
Gross realized gains	5	1	9	2
Gross realized losses	(5)	(1)	(5)	(2)

Net unrealized gains (losses) are included in Regulatory Liabilities Arising from Removal Obligations on the Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.

Non-Recurring Fair Value Measures – Sempra Energy Consolidated

We discuss non-recurring fair value measures and the associated accounting impact on our investments in RBS Sempra Commodities and Argentina in Note 4 of the Notes to Consolidated Financial Statements in the Updated Annual Report and, with regard to RBS Sempra Commodities, in Note 4 above. We also discuss non-recurring fair value measures and the associated accounting impact on our investment in Rockies Express in Note 4 above.

NOTE 9. CALIFORNIA UTILITIES' REGULATORY MATTERS

JOINT MATTERS

General Rate Case (GRC)

The CPUC uses a general rate case proceeding to prospectively set rates sufficient to allow the California Utilities to recover their reasonable cost of operations and maintenance and to provide the opportunity to realize their authorized rates of return on their investment. In December 2010, the California Utilities filed their 2012 General Rate Case (GRC) applications to establish their authorized 2012 revenue requirements and the ratemaking mechanisms by which those requirements will change on an annual basis over the subsequent three-year (2013-2015) period. Both SDG&E and SoCalGas filed revised applications with the CPUC in July 2011. Evidentiary hearings were completed in January 2012, and final briefs reflecting the results from these hearings were filed with the CPUC in May 2012.

In February 2012, the California Utilities filed amendments to update their July 2011 revised applications. With these amendments, SDG&E is requesting a revenue requirement in 2012 of $1.849 billion, an increase of $235 million (or 14.6%) over 2011, of which $67 million is being requested for cost recovery of the incremental wildfire insurance premiums which are not included in the 2011 revenue requirement as set forth in the 2008 GRC. SoCalGas is requesting a revenue requirement in 2012 of $2.112 billion, an increase of $268 million (14.5%) over 2011. The Division of Ratepayer Advocates (DRA) is recommending that the CPUC reduce the utilities’ revenue requirements in 2012 by approximately 5 percent compared to 2011.

Until such time as a final decision for the 2012 GRC is issued, the California Utilities are recording revenues in 2012 based on levels authorized in 2011 plus, for SDG&E, consistent with the recent CPUC decisions for cost recovery for SDG&E’s incremental wildfire insurance premiums, an amount for the recovery of 2012 wildfire insurance premiums. We currently expect a final decision for the 2012 GRC, which will be made effective retroactive to January 1, 2012, in the fourth quarter of 2012.

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

The CPUC issued a ruling in June 2012 bifurcating the proceeding. Phase 1 will address each utility’s cost of capital for 2013. Phase 2 will address the continuation of the cost of capital adjustment mechanisms for SDG&E, Edison and PG&E. SoCalGas’ request to suspend and replace its Market Indexed Capital Adjustment Mechanism (MICAM) will be addressed by a separate ruling. A Phase 1 draft decision is targeted for November 2012. A Phase 2 schedule will be established at a later date.

SDG&E’s cost of capital adjustment mechanism benchmark is based on the 12-month average monthly A-rated utility bond yield as published by Moody’s for the 12-month period October through September of each fiscal year. If this 12-month average falls outside of a specified range, then SDG&E’s authorized ROE would be adjusted, upward or downward, by one-half of the difference between the 12-month average and the mid-point of the specified range. In addition, SDG&E’s authorized recovery rate for the cost of debt and preferred stock would also be adjusted to their respective actual weighted average cost. Therefore, SDG&E’s authorized ROR would adjust, upward or downward, as a result of all three adjustments with the new rate going into effect on January 1 following the year in which the benchmark range was exceeded. However, SDG&E expects that the CPUC decision from the 2013 cost of capital application will be effective as of January 1, 2013, and that it will supersede the rates that would result if, at the end of September 2012, this mechanism were to indicate that an adjustment is required.

SoCalGas’ MICAM identifies two conditions for determining whether a change in the authorized rate of return is required. Both conditions are based on the 30-year Treasury bond yields – one being the most recent trailing 12-month rolling average yield and the second being the corresponding 12-month forward forecast yield as published by Global Insight. If both conditions fall outside a specified range in a given month, SoCalGas’ authorized ROE would be adjusted, upward or downward, by one-half of the difference between the trailing 12-month rolling average yield and the midpoint of the range, effective January 1 following the year in which both conditions were exceeded. Also, SoCalGas’ authorized recovery rate for the cost of debt and preferred stock would be adjusted to their respective actual weighted average cost. Therefore, SoCalGas’ authorized ROR would adjust, upward or downward, as a result of all three cost adjustments. In the event of such an event occurring, the benchmark interest rate would be reset to the interest rate in effect at the time it was determined that the benchmark range had been exceeded.

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

In February 2012, the assigned Commissioner in the TCAP issued a ruling setting a schedule for the review of the SDG&E and SoCalGas PSEP with evidentiary hearings in August 2012. SDG&E and SoCalGas expect a final decision in the first quarter of 2013. In April 2012, the CPUC issued an interim decision in the rulemaking proceeding formally transferring the PSEP to the TCAP and authorizing SDG&E and SoCalGas to establish regulatory accounts to record the incremental costs of initiating the PSEP prior to a final decision on the PSEP. The TCAP proceeding will address the recovery of the costs recorded in the regulatory account.

In April 2012, the CPUC issued a decision expanding the scope of the rulemaking proceeding to incorporate the provisions of California Senate Bill 705, which requires gas utilities to develop and implement a plan for the safe and reliable operation of their gas pipeline facilities. SDG&E and SoCalGas submitted their pipeline safety plans in June 2012. The CPUC must accept, modify or reject the plans by the end of 2012. The CPUC decision also orders the utilities to undergo independent management and financial audits to assure that the utilities are fully meeting their safety responsibilities. CPSD will select the independent auditors and will oversee the audits. A schedule for the audits has not been established.

We provide additional information regarding these rulemaking proceedings and the California Utilities’ PSEP in Note 14 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

Utility Incentive Mechanisms

The CPUC applies performance-based measures and incentive mechanisms to all California investor-owned utilities, under which the California Utilities have earnings potential above authorized base margins if they achieve or exceed specific performance and operating goals.

We provide additional information regarding these incentive mechanisms in Note 14 of the Notes to Consolidated Financial Statements in the Updated Annual Report, and in the updates below.

Energy Efficiency

We expect a draft decision on an incentive mechanism for the 2013-2014 program period in the third quarter of 2012, with a final decision by year-end. We expect a draft decision on how and if an incentive mechanism should apply to the 2010-2012 program cycle in the third quarter of 2012, and a final decision on any incentive awards for the 2010-2012 period by year-end. The CPUC issued its latest Order Instituting Rulemaking (OIR) in January 2012 to continue its review of the incentive mechanism.

Natural Gas Procurement

In the first quarter of 2012, the CPUC approved and SoCalGas recorded SoCalGas’ application for its Gas Cost Incentive Mechanism (GCIM) award of $6.2 million for natural gas procured for its core customers during the 12-month period ending March 31, 2011.

In June 2012, SoCalGas applied to the CPUC for approval of a GCIM award of $5.4 million for natural gas procured for its core customers during the 12-month period ending March 31, 2012. SoCalGas expects a CPUC decision in the first half of 2013.

SDG&E MATTERS

San Onofre Nuclear Generating Station (SONGS)

SDG&E has a 20-percent ownership interest in San Onofre Nuclear Generating Station (SONGS), a 2,150-MW nuclear generating facility near San Clemente, California. SONGS is operated by Edison and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) and the CPUC.

In 2005, the CPUC authorized a project to install four new steam generators in Units 2 and 3 at SONGS and remove and dispose of their predecessor generators. Edison completed the installation of these steam generators in 2010 and 2011 for Units 2 and 3, respectively. In January 2012, a water leak occurred in the Unit 3 steam generator which caused it to be shut down. Edison conducted inspection testing and determined that the water leak was the result of excessive wear from tube-to-tube contact. During a planned maintenance and refueling outage on the Unit 2 steam generators in February 2012, inspections found high levels of unexpected wear in some heat transfer tubes of the Unit 2 steam generators. As of today, both Units 2 and 3 remain offline.

Any remedial action that will permit restart of one or both of the Units will need to be approved by the NRC. The schedule to restart these Units has not been determined. Edison currently believes that Unit 2 could be restarted months in advance of Unit 3; however, in order to do so, it is expected that Unit 2, pending further repairs and analysis, would operate at reduced power levels and with mid-cycle scheduled outages to provide assurance of safe operation. It is not clear at this time whether Unit 3 will be able to restart without extensive additional repairs, and Edison has not indicated when it believes Unit 3 may be ready to restart operations. Edison is engaged in the analysis of what repairs, if any, could be undertaken to restore the steam generators to their originally specified capabilities safely, but has not yet determined what those repairs might be or whether the generators will need to be replaced for the Units to operate at their prior output levels. The timing of the restart of either of the Units is dependent upon approval by the NRC.

In March 2012, the NRC issued a Confirmatory Action Letter that required NRC permission to restart Unit 2 and Unit 3 and outlined actions that Edison must complete before permission to restart either Unit may be sought. The NRC could also choose to impose additional inspections and assessment processes that could result in significant costs or additional delay. Should Edison seek NRC approval to restart a Unit, the NRC may employ other procedures before making any determination about whether to grant permission pursuant to the terms of the Confirmatory Action Letter. It is also possible that one or more amendments to the NRC operating license for SONGS might be required (whether or not as a prerequisite to return a Unit to safe operation). There is no set or predetermined time period for such processes, and, accordingly, there can be no assurance about the length of time the NRC may take to review any request to restart submitted by Edison under the Confirmatory Action Letter or whether any such request would be granted in whole or in part.

Through June 30, 2012, SDG&E’s proportional investment in the steam generators was approximately $178 million. These investment amounts remain subject to CPUC review upon submission of Edison’s final costs for the overall project.

During the unscheduled outage at SONGS, SDG&E has procured replacement power, the cost of which is fully recovered in revenues subject to a reasonableness review by the CPUC. Replacement power costs for outages associated with the unscheduled SONGS outage (commencing in 2012 on February 1 for Unit 3 and March 5 for Unit 2) through June 30, 2012 were approximately $25 million. Total replacement power costs will not be known until the Units are returned to service, but costs for power are likely to be higher during the summer months should replacement power still be required.

Currently, SDG&E is collecting in customer rates its share of the operating costs, depreciation and return on its investment in SONGS. At June 30, 2012, SDG&E’s rate base investment in SONGS was $228 million and its net book investment, including construction work in progress and nuclear fuel was $463 million. Under California Public Utilities Code Section 455.5, SDG&E will be required to notify the CPUC if either of the Units has been out of service for nine consecutive months, not including preplanned outages (November 2012 for Unit 3 and December 2012 for Unit 2). In that event, the CPUC is required within 45 days of receipt of the notice to initiate an investigation to determine whether SDG&E should remove from customer rates some or all revenue requirement associated with the portion of the facility that is out of service. From the initiation date of the investigation, such amounts recovered in rates are collected subject to refund. Under Section 455.5, any determination to adjust rates is made after hearings are conducted in connection with the next general rate case. If, after investigation and hearings, the CPUC were to require SDG&E to reduce rates as a result of a Unit being out of service and the Unit is subsequently returned to service, rates may be readjusted to reflect that return to service after 100 continuous hours of operation. Notwithstanding the requirements of Section 455.5, the CPUC may institute other proceedings relating to the impact of the extended outage at SONGS and its potential effects on rates, and there is currently pending before the CPUC a proposal to initiate an Order Instituting Investigation regarding such impacts.

The steam generators are warranted for an initial period of 20 years from acceptance by its supplier Mitsubishi Heavy Industries (MHI). MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. On July 18, 2012, the NRC issued a report providing the result of the inspection performed by the Augmented Inspection Team (AIT). The inspection concluded that faulty computer modeling that inadequately predicted conditions in the steam generators at SONGS and manufacturing issues contributed to excessive wear of the components. The most probable causes of the tube-to-tube wear were a combination of higher than predicted thermal/hydraulic conditions and changes in the manufacturing of the Unit 3 steam generators. This report also identified a number of yet unresolved issues that are continuing to be examined. Edison’s purchase contract with MHI states that MHI’s liability under the purchase agreement is limited to $137 million and excludes consequential damages, defined to include the cost of replacement power. Such limitations in the contract are subject to applicable exceptions.

SDG&E is a named insured on the Edison insurance policies covering SONGS. These policies, issued by Nuclear Electric Insurance Limited (NEIL), cover nuclear property and non-nuclear property damage at the SONGS facility, as well as accidental outage insurance. Edison has placed NEIL on notice of potential claims for loss recovery. The NEIL policies contain a number of exclusions and limitations that may reduce or eliminate coverage. SDG&E will assist Edison in pursuing claims recoveries from NEIL, as well as warranty claims with MHI, but there is no assurance that SDG&E will recover all or any of its applicable costs pursuant to these arrangements.

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

Edison is also addressing a number of other regulatory and performance issues at SONGS, and the NRC has required Edison to take actions to provide greater assurance of compliance by SONGS personnel. Edison continues to implement plans and address the identified issues, however a number of these issues remain outstanding. To the extent that these issues persist, it is likely that additional action will be required by Edison, which may result in increased SONGS operating costs and/or materially adversely impacted operations. Currently, SDG&E is allowed to fully offset its share of SONGS operating costs in revenue. If further action is required, it may result in an increase in SDG&E’s Operation and Maintenance expense, with any increase being fully offset in Operating Revenues – Electric.

We provide more information about SONGS in Note 10 and in Notes 6, 14 and 15 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

Power Procurement and Resource Planning

Renewable Energy

SDG&E is subject to the Renewables Portfolio Standard (RPS) Program administered by both the CPUC and the California Energy Commission (CEC), which requires each California utility to procure 33 percent of its annual electric energy requirements from renewable energy sources by 2020, with an average of 20 percent required from January 1, 2011 to December 31, 2013; 25 percent by December 31, 2016; and 33 percent by December 31, 2020. The CPUC began a rulemaking in May 2011 to address the implementation of the 33% RPS Program. We discuss the RPS Program further in Note 14 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

South Orange County Reliability Enhancement

SDG&E filed an application with the CPUC in May 2012 for a Certificate of Public Convenience and Necessity (CPCN) to construct the South Orange County Reliability Enhancement project. The purpose of the project is to enhance the capacity and reliability of SDG&E’s electric service to the south Orange County area. The proposed project primarily includes replacing and upgrading approximately eight miles of transmission lines and rebuilding and upgrading a substation at an existing site. SDG&E will be requesting a CPUC decision approving the estimated $473 million project by the third quarter of 2013. SDG&E obtained approval for the project from the ISO in May 2011. The project is planned to be in service by the second half of 2017.

Incremental Insurance Premium Cost Recovery

In December 2010, the CPUC approved SDG&E’s request for a $29 million revenue requirement for the recovery of the incremental increase in its general liability and wildfire liability insurance premium costs for the July 2009/June 2010 policy period. In its decision approving this cost recovery, the CPUC also authorized SDG&E to request recovery of any incremental insurance premiums for future policy periods through December 31, 2011, with a $5 million deductible applied to each policy renewal period. This approval was in response to a request filed by SDG&E with the CPUC in August 2009 seeking authorization to recover higher liability insurance premiums (amounts in excess of those authorized to be recovered in the 2008 GRC), which SDG&E began incurring commencing July 1, 2009, and any losses realized due to higher deductibles associated with the new policies. SDG&E made the filing under the CPUC’s rules allowing utilities to seek recovery of significant cost increases incurred between GRC filings that meet certain criteria, subject to a $5 million deductible per event.

In December 2011, the CPUC approved SDG&E’s request for an incremental revenue requirement of $63 million for the July 2010/June 2011 policy period. In May 2012, the CPUC approved SDG&E’s request for a $28 million revenue requirement for the first six months of the July 2011/June 2012 policy period.

In the CPUC’s December 2010 decision, discussed above, the CPUC directed SDG&E to include in its 2012 GRC application the amount of the incremental wildfire insurance premiums it would be seeking recovery for in rates subsequent to December 31, 2011. SDG&E’s 2012 GRC application does request $67 million of revenue requirement for cost recovery of wildfire insurance premiums in 2012. As a decision on SDG&E’s 2012 GRC application is pending with the CPUC, with a decision currently expected in the fourth quarter of 2012, and based on the CPUC’s rulings for the recovery of the cost of the incremental wildfire insurance premiums incurred since July 2009, SDG&E’s 2012 revenue through June 30, 2012 reflects the expected recovery of the cost of the incremental wildfire insurance premiums incurred in the current year.

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

East County Substation

In June 2012, the CPUC approved SDG&E’s application for authorization to proceed with the East County Substation project, estimated to cost $435 million. The Bureau of Land Management (BLM) is expected to issue its record of decision in the third quarter of 2012. SDG&E expects to begin construction by the end of 2012 and the substation to be placed in service in 2014. We provide additional information on the project in Note 14 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

SOCALGAS MATTER

Aliso Canyon Natural Gas Storage Compressor Replacement

In September 2009, SoCalGas filed an application with the CPUC requesting approval to replace certain obsolete natural gas turbine compressors used in the operations of SoCalGas’ Aliso Canyon natural gas storage reservoir, with a new electric compressor station. In April 2012, the CPUC issued a draft environmental impact report (EIR) for the project concluding that no significant or unavoidable adverse environmental impacts have been identified from the construction or operation of the proposed project. Public comments on the draft EIR were filed in May 2012. We expect a final EIR and CPUC decision on the estimated $200 million project in the first half of 2013.

We discuss additional matters affecting our California Utilities in Note 14 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

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

At June 30, 2012, Sempra Energy’s accrued liabilities for material legal proceedings, on a consolidated basis, were $507 million. At June 30, 2012, accrued liabilities for material legal proceedings for SDG&E and SoCalGas were $476 million and $18 million, respectively. At June 30, 2012, liabilities of $476 million at Sempra Energy and SDG&E were related to wildfire litigation discussed below.

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

In October 2010, the Court of Appeal affirmed the trial court’s ruling that these claims must be pursued in individual lawsuits, rather than as class actions on behalf of all persons who incurred wildfire damages. In February 2011, the California Supreme Court denied a petition for review of the affirmance. No trial date is currently scheduled.

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

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has settled the claims of approximately 4,400 of these plaintiffs. Approximately 700 of the approximately 1,950 remaining individual and business plaintiffs have submitted settlement demands and damage estimates totaling approximately $860 million. SDG&E does not expect significant additional plaintiffs to file lawsuits given the applicable statutes of limitation, but does expect to receive additional settlement demands and damage estimates from existing plaintiffs as settlement negotiations continue. SDG&E has established reserves for the wildfire litigation as we discuss below.

SDG&E’s settled claims and defense costs have exceeded its $1.1 billion of liability insurance coverage and the approximately $455 million it has received from third parties, including Cox. It expects that its wildfire reserves and amounts paid to resolve wildfire claims will continue to increase as it obtains additional information.

SDG&E has concluded, however, that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and any amounts recovered from other potentially responsible parties. Accordingly, although such recovery will require future regulatory actions, at June 30, 2012, SDG&E recorded assets of $722 million in regulatory and balancing accounts, which represents the amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts received from third parties. SDG&E will increase the regulatory assets and balancing accounts as additional amounts are paid or reserves are recorded and reduce them by any amounts recovered from other potentially responsible parties.

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

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries from other potentially responsible parties and utility customers and will make appropriate adjustments to wildfire reserves and the related regulatory assets and balancing accounts as additional information becomes available.

Since 2010, as liabilities for wildfire litigation have become reasonably estimable in the form of settlement demands, damage estimates, and other damage information, SDG&E has recorded related reserves as a liability. The impact of this liability at June 30, 2012 is offset by the recognition of regulatory assets and balancing accounts, as discussed above, for reserves in excess of the insurance coverage and recoveries from third parties. The impact of the reserves on SDG&E’s and Sempra Energy’s after-tax earnings was $3 million and $1 million for the three months ended June 30, 2012 and 2011, respectively, and $5 million and $2 million for the six months ended June 30, 2012 and 2011, respectively. At June 30, 2012, wildfire litigation reserves were $476 million ($305 million in current and $171 million in long-term). Additionally, through June 30, 2012, SDG&E has expended $314 million (excluding amounts covered by insurance and amounts recovered from other responsible third parties) to pay costs associated with the settlement of wildfire claims.

Sunrise Powerlink Electric Transmission Line

SDG&E commenced construction on the Sunrise Powerlink in the fall of 2010. The Sunrise Powerlink is a new 117-mile, 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region, along a route that generally runs south of the Anza-Borrego Desert State Park. Construction of the transmission line has been completed and the line was energized and placed in service in June 2012. Through June 30, 2012, total capital investment in the Sunrise Powerlink is $1.8 billion. SDG&E’s rate base investment as of June 30, 2012 was $1.6 billion, with a projected rate base investment of approximately $1.4 billion by the end of the year. While there are still incremental costs to be charged to the project, management believes that the final total investment in the Sunrise Powerlink will be below the CPUC-established cost cap of $1.9 billion.

The Sunrise Powerlink project was originally approved by the CPUC in December 2008, including approval of the environmental impact review conducted jointly with the BLM. The CPUC subsequently denied or dismissed all requests for rehearing of its approval of the project. In February 2011, the California Supreme Court denied a petition filed jointly by the Utility Consumers’ Action Network (UCAN) and the Center for Biological Diversity/Sierra Club challenging the CPUC’s decision with regard to implementation of the California Environmental Quality Act (CEQA).

In January 2009, the BLM issued its decision approving the portions of the project, route and environmental review within its jurisdiction. The Interior Board of Land Appeals subsequently denied or dismissed all administrative appeals that were filed challenging the BLM’s approval of the project.

In February 2010, parties opposed to the project filed a lawsuit in Federal District Court in San Diego alleging that the BLM failed to properly address the environmental impacts of the approved Sunrise Powerlink route and the related potential development of renewable resources in east San Diego County and Imperial County. In July 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s grant of the defendants’ motion for summary judgment.

In July 2010, the United States Forest Service (USFS) issued its decision approving the portions of the project, route and environmental review within its jurisdiction. The USFS subsequently denied all administrative appeals challenging its approval of the project.

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

In January 2011, project opponents filed a lawsuit in Federal District Court in San Diego alleging that the federal approvals for construction of the project on USFS land and BLM land violated the National Environmental Policy Act and other federal environmental laws. In June 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s denial of plaintiffs’ motion for a preliminary injunction.

In February 2011, opponents of the Sunrise Powerlink filed a lawsuit in Sacramento County Superior Court against the State Water Resources Control Board and SDG&E alleging that the water quality certification issued by the Board under the Federal Clean Water Act violated CEQA. In July 2012, the Superior Court denied the plaintiff’s petition.

September 2011 Power Outage

In September 2011, a power outage lasting approximately 12 hours affected millions of people from Mexico to southern Orange County, California. Within several days of the outage, several SDG&E customers filed a class action lawsuit in Federal District Court against Arizona Public Service Company, Pinnacle West, and SDG&E alleging that the companies failed to prevent the outage. The lawsuit seeks recovery of unspecified amounts of damages, including punitive damages. In July 2012, the court granted SDG&E’s motion to dismiss the punitive damages request and dismissed Arizona Public Service Company and Pinnacle West from the lawsuit. In addition, more than 7,000 customers’ claims, primarily related to food spoilage, have been submitted directly to SDG&E. The Federal Energy Regulatory Commission (FERC) and North American Electric Reliability Corp. (NERC) conducted a joint inquiry to determine the cause of the power failure and issued a report in May 2012 regarding their findings. The report does not include any findings of failure on SDG&E’s part that led to the power failure.

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

SoCalGas

SoCalGas, along with Monsanto Co., Solutia, Inc., Pharmacia Corp., and Pfizer, Inc., are defendants in five Los Angeles County Superior Court lawsuits filed beginning in April 2011 seeking recovery of unspecified amounts of damages, including punitive damages, as a result of plaintiffs’ exposure to PCBs (polychlorinated biphenyls). The lawsuits allege plaintiffs were exposed to PCBs not only through the food chain and other various sources but from PCB-contaminated natural gas pipelines owned and operated by SoCalGas. This contamination allegedly caused plaintiffs to develop cancer and other serious illnesses. Plaintiffs assert various bases for recovery, including negligence and products liability.

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

Additionally, several administrative challenges are pending in Mexico before the Mexican environmental protection agency (SEMARNAT) and/or the Federal Tax and Administrative Courts seeking revocation of the environmental impact authorization, or EIA, issued to Energía Costa Azul in 2003. These cases generally allege that the conditions and mitigation measures in the EIA are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines. Also, there are two real property cases pending against Energía Costa Azul in which the plaintiffs seek to annul the recorded property titles for parcels on which the Energía Costa Azul LNG terminal is situated and to obtain possession of different parcels that allegedly sit in the same place. Sempra Mexico expects further proceedings on each of these matters.

In July 2012, a Mexicali state court issued a ruling declaring the purchase contract by which Termoeléctrica de Mexicali (TDM) acquired the property on which the facility is located to be invalid, on the grounds that the proceeding in which the seller acquired title was invalid. TDM has appealed the ruling, and it is not enforceable while the appeal is pending. In accordance with Mexican law, TDM remains in possession of the property, and its operations have not been affected.

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

As described in Note 4, we hold a noncontrolling interest in RBS Sempra Commodities, a limited liability partnership in the process of being liquidated. In March 2012, RBS received a letter from the United Kingdom’s Revenue and Customs Department (HMRC) regarding a value-added-tax (VAT) matter related to RBS Sempra Energy Europe (RBS SEE), a former indirect subsidiary of RBS Sempra Commodities that was sold to JP Morgan. The letter states that HMRC is conducting a number of investigations into VAT tax refund claims made by various businesses related to the purchase and sale of carbon credit allowances. The letter also states that HMRC believes it has grounds to deny RBS the ability to reduce its VAT liability by VAT paid during 2009 because it knew or should have known that certain vendors in the trading chain did not remit their own VAT to HMRC. The letter states that VAT paid in connection with these transactions totals £86 million. While RBS has not yet responded to the letter and there has been no formal tax assessment issued by HMRC, it is possible that RBS Sempra Commodities could incur losses as a result of this matter that were not previously anticipated.

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

The SONGS owners, including SDG&E, also have $2.75 billion of nuclear property, decontamination, and debris removal insurance. In addition, the SONGS owners have up to $490 million insurance coverage for outage expenses and replacement power costs due to accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks, then $2.8 million per week for up to 110 additional weeks. There is a 12-week waiting period deductible. These insurance coverages are provided through a mutual insurance company. Insured members are subject to retrospective premium assessments. SDG&E could be assessed up to $9.7 million.

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

We provide additional information about SONGS in Note 9.

CONTRACTUAL COMMITMENTS

We discuss below significant changes in the first six months of 2012 to contractual commitments discussed in Note 15 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

Natural Gas Contracts

SoCalGas’ natural gas purchase and pipeline capacity commitments have increased by $81 million since December 31, 2011. The increase, primarily due to new natural gas purchase and pipeline capacity contracts of $372 million, is offset by a reduction of $291 million from fulfillment of commitments in the first six months of 2012. Net future payments are expected to decrease by $108 million in 2012 and increase by $116 million in 2013, $9 million in 2014, $7 million in 2015, $5 million in 2016 and $52 million thereafter compared to December 31, 2011.

Sempra Mexico’s natural gas purchase commitments have decreased by $135 million since December 31, 2011, primarily due to changes in forward prices and fulfillment of commitments in the first six months of 2012. Net future payments are therefore expected to decrease by $71 million in 2012, $32 million in 2013 and $32 million in 2014 compared to December 31, 2011.

Sempra Natural Gas’ natural gas purchase and storage capacity commitments have increased by $62 million since December 31, 2011, primarily due to new storage capacity contracts in the first six months of 2012. Net future payments are expected to decrease by $8 million in 2012, and increase by $16 million in 2013, $11 million in 2014, $9 million in 2015, $8 million in 2016 and $26 million thereafter compared to December 31, 2011.

LNG Purchase Agreements

At June 30, 2012, Sempra Natural Gas has various purchase agreements with major international companies for the supply of LNG to the Energía Costa Azul and Cameron receipt terminals. We discuss these agreements further in Note 15 of the Notes to Consolidated Financial Statements in the Updated Annual Report. Sempra Natural Gas’ commitments under all LNG purchase agreements, reflecting changes in forward prices since December 31, 2011 and actual transactions for the first six months of 2012, are expected to decrease by $282 million in 2012, $54 million in 2013, $55 million in 2014, $65 million in 2015, $76 million in 2016 and $1.8 billion thereafter compared to December 31, 2011.

The LNG commitment amounts above are based on Sempra Natural Gas’ commitment to accept the maximum possible delivery of cargoes under the agreements. Actual LNG purchases for the six months ended June 30, 2012 have been significantly lower than the maximum amounts possible.

Purchased-Power Contracts

SDG&E’s commitments under purchased-power contract commitments have decreased by $207 million since December 31, 2011. The decrease is primarily due to cancellation of certain contracts associated with renewables development projects and changes in expected prices. Net future payments are therefore expected to decrease by $37 million in 2012, increase by $1 million in 2013, and decrease by $4 million in 2014, $4 million in 2015, $4 million in 2016 and $159 million thereafter compared to December 31, 2011.

Sempra South American Utilities’ purchased-power contracts have increased by $102 million since December 31, 2011, primarily due to foreign currency translation (as the contracts are denominated in the local currency), offset by changes in expected prices and fulfillment of commitments in the first six months of 2012. Net future payments for the purchased-power contracts at Luz del Sur are expected to decrease by $186 million in 2012, increase by $1 million in 2013, and decrease by $6 million in 2014, $6 million in 2015, $6 million in 2016 and $51 million thereafter.  Net future payments for the purchased-power contracts at Chilquinta Energía are expected to decrease by $127 million in 2012, and increase by $31 million in 2013, $34 million in 2014, $37 million in 2015, $37 million in 2016 and $344 million thereafter. These amounts are based on estimated future purchases at current contracted rates, as the contracts require no minimum purchases.

Operating Leases

Sempra Renewables entered into a land lease for the Copper Mountain Solar 2 project, which lease expires in 2054. Future payments on the lease are $2 million in 2013, $2 million in 2014, $2 million in 2015, $2 million in 2016 and $59 million thereafter.

Construction and Development Projects

In the first six months of 2012, significant increases to contractual commitments at SDG&E were $67 million primarily for electric transmission and distribution systems. The future payments for these contractual commitments are expected to be $65 million in 2012 and $2 million in 2013.

In connection with the completion of the Sunrise Powerlink project, the CPUC required that SDG&E establish a fire mitigation fund to minimize the risk of fire as well as reduce the potential wildfire impact on residences and structures near the Sunrise Powerlink.  The future payments for these contractual commitments are expected to be approximately $3 million per year, subject to escalation of 2% per year, for 58 years.

In the first six months of 2012, significant increases to contractual commitments at SoCalGas were $61 million for construction and infrastructure improvements for natural gas transmission and distribution operations. The payments for these contractual commitments are all expected to be in 2012.

NOTE 11. SEGMENT INFORMATION

We have six separately managed reportable segments, as follows:

1.	SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

2.	SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

3.
Sempra South American Utilities operates electric transmission and distribution utilities in Chile and Peru, and owns interests in utilities in Argentina. We are currently pursuing the sale of our interests in the Argentine utilities, which we discuss further in Note 4 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

4.
Sempra Mexico develops, owns and operates, or holds interests in, natural gas transmission pipelines and propane systems, a natural gas distribution utility, electric generation facilities, including wind, and a terminal for the import of LNG and sale of natural gas in Mexico.

5.
Sempra Renewables develops, owns and operates, or holds interests in, wind and solar energy projects in Arizona, California, Colorado, Hawaii, Indiana, Kansas, Nevada and Pennsylvania to serve wholesale electricity markets in the United States.

6.
Sempra Natural Gas develops, owns and operates, or holds interests in, a natural gas-fired electric generation plant, natural gas pipelines and storage facilities, natural gas distribution utilities and a terminal for the import and export of LNG and sale of natural gas, all within the United States.

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

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
REVENUES
SDG&E	$780	37%	$697	29%	$1,614	36%	$1,537	32%
SoCalGas	720	34	876	36	1,600	36	1,932	40
Sempra South American Utilities	348	17	361	15	705	16	361	7
Sempra Mexico	118	6	171	7	253	6	378	8
Sempra Renewables	14	1	6	―	22	―	10	―
Sempra Natural Gas	198	9	436	18	467	10	885	18
Adjustments and eliminations	(1)	―	―	―	(1)	―	―	―
Intersegment revenues(1)	(88)	(4)	(125)	(5)	(188)	(4)	(247)	(5)
Total	$2,089	100%	$2,422	100%	$4,472	100%	$4,856	100%
INTEREST EXPENSE
SDG&E	$39		$31		$75		$67
SoCalGas	17		18		34		35
Sempra South American Utilities	6		12		16		14
Sempra Mexico	2		6		6		11
Sempra Renewables	3		2		7		5
Sempra Natural Gas	26		20		46		40
All other	65		60		123		116
Intercompany eliminations	(45)		(31)		(81)		(62)
Total	$113		$118		$226		$226
INTEREST INCOME
Sempra South American Utilities	$4		$10		$8		$12
Sempra Mexico	3		2		6		4
Sempra Renewables	1		―		1		―
Sempra Natural Gas	15		6		26		17
All other	(1)		1		―		3
Intercompany eliminations	(18)		(7)		(32)		(21)
Total	$4		$12		$9		$15
DEPRECIATION AND AMORTIZATION
SDG&E	$119	45%	$105	42%	$231	44%	$208	44%
SoCalGas	90	34	82	33	177	34	163	34
Sempra South American Utilities	14	5	13	5	27	5	13	3
Sempra Mexico	16	6	16	7	31	6	31	6
Sempra Renewables	3	1	2	1	6	1	3	1
Sempra Natural Gas	22	8	27	11	45	9	53	11
All other	2	1	3	1	6	1	7	1
Total	$266	100%	$248	100%	$523	100%	$478	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$53		$42		$113		$91
SoCalGas	28		28		68		65
Sempra South American Utilities	17		12		30		12
Sempra Mexico	3		13		23		31
Sempra Renewables	(18)		(6)		(35)		(13)
Sempra Natural Gas	(128)		38		(126)		70
All other	(73)		(27)		(74)		(42)
Total	$(118)		$100		$(1)		$214

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended June 30,					Six months ended June 30,
	2012			2011		2012			2011
EQUITY EARNINGS
Earnings (losses) recorded before tax:
Sempra Renewables		$(2)		$(1)			$(1)		$	―
Sempra Natural Gas		(290)		10			(279)			19
All other		(1)		(2)			(1)			(11)
Total		$(293)		$7			$(281)			$8
Earnings (losses) recorded net of tax:
Sempra South American Utilities	$	―		$(1)		$	―			$23
Sempra Mexico		8		9			19			16
Total		$8		$8			$19			$39
EARNINGS (LOSSES)
SDG&E(2)		$95	153%	$71	14%		$200	67%		$160	21%
SoCalGas(2)		53	86	59	12		119	40		127	17
Sempra South American Utilities		38	61	314	62		78	26		336	44
Sempra Mexico		43	69	35	7		80	27		74	10
Sempra Renewables		24	39	4	1		34	11		8	1
Sempra Natural Gas		(193)	(311)	47	9		(192)	(64)		110	15
All other		2	3	(27)	(5)		(21)	(7)		(58)	(8)
Total		$62	100%	$503	100%		$298	100%		$757	100%
						Six months ended June 30,
							2012			2011
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E							$729	48%		$714	58%
SoCalGas							316	21		325	27
Sempra South American Utilities							58	4		27	2
Sempra Mexico							9	1		7	1
Sempra Renewables							351	23		55	4
Sempra Natural Gas							51	3		96	8
All other							3	―		1	―
Total							$1,517	100%		$1,225	100%
						June 30, 2012			December 31, 2011
ASSETS
SDG&E							$14,296	42%		$13,555	41%
SoCalGas							8,438	25		8,475	25
Sempra South American Utilities							3,068	9		2,981	9
Sempra Mexico							2,964	9		2,914	9
Sempra Renewables							2,060	6		1,210	4
Sempra Natural Gas							5,633	16		5,738	17
All other							376	1		538	2
Intersegment receivables							(2,633)	(8)		(2,162)	(7)
Total							$34,202	100%		$33,249	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Mexico							$323			$302
Sempra Renewables							622			390
Sempra Natural Gas							477			800
All other							135			137
Total							$1,557			$1,629
(1)			Revenues for reportable segments include intersegment revenues of:

$1 million, $16 million, $37 million and $34 million for the three months ended June 30, 2012; $3 million, $31 million, $83 million and $71 million for the six months ended June 30, 2012; $1 million, $12 million, $51 million and $61 million for the three months ended June 30, 2011; and $3 million, $25 million, $109 million and $110 million for the six months ended June 30, 2011 for SDG&E, SoCalGas, Sempra Mexico and Sempra Natural Gas, respectively.

(2) After preferred dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the financial statements contained in this Form 10-Q; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Exhibit 99.4 to Sempra Energy’s Current Report on Form 8-K dated May 11, 2012 (Form 8-K); the Notes to Consolidated Financial Statements contained in Exhibit 99.5 to the Form 8-K; and “Risk Factors” contained in our 2011 Annual Report on Form 10-K (Form 10-K). We refer to the Form 8-K throughout this Form 10-Q as the Updated Annual Report.

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

We provide descriptions of our reorganized businesses, Sempra International and Sempra U.S. Gas & Power, below.

SEMPRA INTERNATIONAL
	MARKET	GEOGRAPHIC REGION
SEMPRA SOUTH AMERICAN UTILITIES Infrastructure supports electric transmission and distribution	▪ Provides electricity to more than 600,000 customers in Chile and more than 900,000 customers in Peru	▪ Serves the cities of Valparaiso and Viña del Mar in central Chile ▪ Serves the southern zone of metropolitan Lima, Peru
SEMPRA MEXICO
Develops, owns and operates, or holds interests in:
▪ natural gas transmission pipelines and propane systems

▪ a natural gas distribution utility

▪ electric generation facilities, including wind

▪ a terminal in Mexico for the importation of liquefied natural gas (LNG) and purchase and sale of natural gas

	▪ Natural gas ▪ Wholesale electricity ▪ Liquefied natural gas	▪ Mexico

Sempra International

Sempra South American Utilities

Sempra South American Utilities operates electric transmission and distribution utilities in Chile and Peru, and owns interests in utilities in Argentina.

On April 6, 2011, Sempra South American Utilities completed the acquisition of AEI’s interests in Chilquinta Energía S.A. (Chilquinta Energía) in Chile and Luz del Sur S.A.A. (Luz del Sur) in Peru. Upon completion of the transaction, Sempra South American Utilities owned 100 percent of Chilquinta Energía and approximately 76 percent of Luz del Sur, and the companies are now consolidated. Pursuant to a tender offer that was completed in September 2011, Sempra South American Utilities now owns 79.82 percent of Luz del Sur, as we discuss in Note 3 of the Notes to Consolidated Financial Statements in the Updated Annual Report. The remaining shares of Luz del Sur are held by institutional investors and the general public.

We provide additional information about the acquisition and Sempra South American Utilities’ investments in Chilquinta Energía and Luz del Sur in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra South American Utilities also is currently pursuing the sale of its interests in the Argentine utilities, which we discuss further in Note 4 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

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

Distribution. Sempra Mexico’s natural gas distribution utility, Ecogas Mexico, S de RL de CV (Ecogas), operates in three separate areas in Mexico, and had approximately 90,000 customers and sales volume of 60 million cubic feet per day in 2011.

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

▪ natural gas distribution utilities

▪ terminal in the U.S. for the importation and export of LNG and sale of natural gas

▪ marketing operations

	▪ Wholesale electricity ▪ Natural gas ▪ Liquefied natural gas	▪ U.S.A.

Sempra U.S. Gas & Power

Sempra Renewables

The following table provides information about the Sempra Renewables facilities that were operational as of June 30, 2012. The generating capacity of these facilities is fully contracted under long-term contracts, as we discuss below.

SEMPRA RENEWABLES OPERATING FACILITIES
Capacity in Megawatts (MW) at December 31, 2011
Name	Installed Generating Capacity		First In Service	Location
Cedar Creek 2 Wind Farm (50% owned)	125	(1)	2011	New Raymer, Colorado
Fowler Ridge 2 Wind Farm (50% owned)	100	(1)	2009	Benton County, Indiana
Copper Mountain Solar 1	58	(2)	2010	Boulder City, Nevada
Mesquite Solar 1	42	(3)	2011	Arlington, Arizona
Total MW in operation	325
(1)	Sempra Renewables’ share.
(2)	Includes the 10-MW facility previously referred to as El Dorado Solar, which was first placed in service in 2008.
(3)	Represents only the portion of the project that was completed in 2011. The entire 150-MW project is expected to be completed in early 2013.

We discuss these facilities in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Updated Annual Report.

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

Sempra Natural Gas’ El Dorado natural gas-fired generation plant (excluding the solar facility) was sold to SDG&E on October 1, 2011 and was renamed Desert Star. This sale, pursuant to an option to acquire the plant that was exercised by SDG&E in 2007, coincided with the end of a contract with the California Department of Water Resources (DWR). During the first three quarters of 2011, the Mesquite Power plant and the El Dorado generation plant, along with Sempra Mexico’s Termoeléctrica de Mexicali power plant, sold the majority of their output under this long-term purchased-power contract with the DWR, which provided for 1,200 MW to be supplied during all hours and an additional 400 MW during on-peak hours and ended on September 30, 2011.

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

Sempra Natural Gas, Kinder Morgan Energy Partners, L.P. (KMP) and Phillips 66 jointly own, through Rockies Express Pipeline LLC (Rockies Express), the Rockies Express Pipeline (REX) that links producing areas in the Rocky Mountain region to the upper Midwest and the eastern United States. Our ownership interest in the pipeline is 25 percent. Sempra Rockies Marketing has an agreement with Rockies Express for 200 million cubic feet per day of capacity on REX, which has a total capacity of 1.8 Bcf per day. Sempra Rockies Marketing released a portion of its capacity to RBS Sempra Commodities, which capacity was assigned to J.P. Morgan Ventures effective January 1, 2011 in connection with the sale of businesses within RBS Sempra Commodities.

In the second quarter of 2012, we recorded a noncash impairment charge of $179 million after-tax to write down our investment in the partnership that operates REX. We discuss our investment in Rockies Express and the impairment in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

Distribution.  Sempra Natural Gas owns and operates Mobile Gas Service Corporation (Mobile Gas) and Willmut Gas Company (Willmut Gas), regulated natural gas distribution utilities in southwest Alabama and in Mississippi, respectively. Sempra Natural Gas acquired Willmut Gas in May 2012, as we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein.

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

RBS Sempra Commodities LLP

Prior to 2011, our Sempra Commodities segment contained our investment in RBS Sempra Commodities LLP (RBS Sempra Commodities), which held commodities-marketing businesses previously owned by us. Our investment in the partnership is reported on the equity method. We and The Royal Bank of Scotland plc (RBS), our partner in the joint venture, sold substantially all of the partnership’s businesses and assets in four separate transactions completed in July, November and December of 2010 and February of 2011. We discuss these transactions and other matters concerning the partnership in Notes 4 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Note 4 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

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

Our earnings decreased by $441 million (88%) to $62 million in the three months ended June 30, 2012, and by $459 million (61%) to $298 million in the six months ended June 30, 2012. The decreases in our earnings were primarily due to:

▪
 a $277 million gain resulting from the remeasurement of our equity method investments at our South American Utilities segment related to its acquisition of additional interests in Chilquinta Energía and Luz del Sur in April 2011;

▪	a $179 million noncash impairment charge in 2012 to write down our investment in Rockies Express; and

▪	lower earnings at Sempra Natural Gas primarily due to the end of the DWR contract in September 2011; offset by

▪	improved results at SDG&E, Sempra Renewables and Parent and Other.

Diluted earnings per share for the three-month period decreased by $1.84 per share to $0.25 per share, while diluted earnings per share for the six-month period decreased by $1.93 per share to $1.21 per share. The decreases were primarily due to the remeasurement gain in 2011 and investment write-down in 2012.

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

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,
	2012		2011
California Utilities:
SDG&E(1)	$95	153%	$71	14%
SoCalGas(1)	53	86	59	12
Sempra International:
Sempra South American Utilities	38	61	314	62
Sempra Mexico	43	69	35	7
Sempra U.S. Gas & Power:
Sempra Renewables	24	39	4	1
Sempra Natural Gas	(193)	(311)	47	9
Parent and other(2)	2	3	(27)	(5)
Earnings	$62	100%	$503	100%
	Six months ended June 30,
	2012		2011
California Utilities:
SDG&E(1)	$200	67%	$160	21%
SoCalGas(1)	119	40	127	17
Sempra International:
Sempra South American Utilities	78	26	336	44
Sempra Mexico	80	27	74	10
Sempra U.S. Gas & Power:
Sempra Renewables	34	11	8	1
Sempra Natural Gas	(192)	(64)	110	15
Parent and other(2)	(21)	(7)	(58)	(8)
Earnings	$298	100%	$757	100%
(1)		After preferred dividends.
(2)
Includes after-tax interest expense ($39 million and $36 million for the three months ended June 30, 2012 and 2011, respectively, and $73 million and $69 million for the six months ended June 30, 2012 and 2011, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

SEGMENT RESULTS

The following section is a discussion of earnings (losses) by Sempra Energy segment, as presented in the table above. Variance amounts are the after-tax earnings impact, unless otherwise noted.

EARNINGS BY SEGMENT – CALIFORNIA UTILITIES
(Dollars in millions)

SDG&E

Our SDG&E segment recorded earnings of:

▪	$95 million in the three months ended June 30, 2012 ($96 million before preferred dividends)

▪	$71 million in the three months ended June 30, 2011 ($72 million before preferred dividends)

▪	$200 million for the first six months of 2012 ($202 million before preferred dividends)

▪	$160 million for the first six months of 2011 ($162 million before preferred dividends)

The increase of $24 million (34%) in the three months ended June 30, 2012 was primarily due to:

▪	$11 million higher earnings related to Sunrise Powerlink, primarily from an increase in allowance for funds used during construction (AFUDC) related to equity;

▪	$9 million favorable earnings impact due to the incremental wildfire insurance premiums in 2011 not recovered in revenues until the fourth quarter of 2011;

▪	$6 million for the recovery in 2012 of incremental costs incurred in prior years for the long-term storage of spent nuclear fuel; and

▪	$4 million in earnings for Desert Star in 2012, which was acquired in October 2011; offset by

▪	$3 million higher expense associated with the settlement of 2007 wildfire claims; and

▪	$3 million higher interest expense.

The increase of $40 million (25%) in the first six months of 2012 was primarily due to:

▪	$24 million higher earnings related to Sunrise Powerlink, primarily from an increase in AFUDC related to equity;

▪	$18 million favorable earnings impact due to the incremental wildfire insurance premiums in 2011 not recovered in revenues until the fourth quarter of 2011;

▪	$9 million in earnings for Desert Star in 2012, which was acquired in October 2011; and

▪	$6 million for the recovery in 2012 of incremental costs incurred in prior years for the long-term storage of spent nuclear fuel; offset by

▪	$6 million higher income tax expense primarily due to lower deductions for self-developed software costs and lower exclusions from taxable income of the equity portion of AFUDC;

▪	$5 million higher depreciation and operation and maintenance expenses related to CPUC-regulated operations (excluding insurance premiums for wildfire coverage, litigation and Desert Star);

▪	$3 million higher expense associated with the settlement of 2007 wildfire claims; and

▪	$3 million higher interest expense.

SoCalGas

Our SoCalGas segment recorded earnings of:

▪	$53 million in the three months ended June 30, 2012 ($54 million before preferred dividends)

▪	$59 million in the three months ended June 30, 2011 ($60 million before preferred dividends)

▪	$119 million for the first six months of 2012 ($120 million before preferred dividends)

▪	$127 million for the first six months of 2011 ($128 million before preferred dividends)

The decrease of $6 million (10%) in the three months ended June 30, 2012 was primarily due to:

▪	$6 million increase in non-refundable operating expenses and depreciation; and

▪	$3 million from a higher effective tax rate; offset by

▪	$2 million from an increase in AFUDC related to equity.

The decrease of $8 million (6%) in the first six months of 2012 was primarily due to:

▪	$8 million increase in non-refundable operating expenses and depreciation; and

▪	$5 million higher income tax expense from a higher effective tax rate; offset by

▪	$4 million from an increase in AFUDC related to equity.

EARNINGS BY SEGMENT – SEMPRA INTERNATIONAL
(Dollars in millions)

Sempra South American Utilities

Our Sempra South American Utilities segment recorded earnings of:

▪	$38 million in the three months ended June 30, 2012

▪	$314 million in the three months ended June 30, 2011

▪	$78 million for the first six months of 2012

▪	$336 million for the first six months of 2011

The decrease of $276 million in the three months ended June 30, 2012 was primarily due to a $277 million gain related to the remeasurement of the Chilquinta Energía and Luz del Sur equity method investments in April 2011. Earnings from operations for the three months ended June 30, 2012 were consistent with the corresponding period in the prior year.

The decrease of $258 million in the first six months of 2012 was primarily due to:

▪	the $277 million remeasurement gain; offset by

▪	$19 million higher earnings in 2012 primarily due to the acquisition of additional interests in Chilquinta Energía and Luz del Sur.

Sempra Mexico

Our Sempra Mexico segment recorded earnings of:

▪	$43 million in the three months ended June 30, 2012

▪	$35 million in the three months ended June 30, 2011

▪	$80 million for the first six months of 2012

▪	$74 million for the first six months of 2011

The increase in the three months ended June 30, 2012 was primarily due to an income tax benefit in 2012 related to Mexican currency and inflation adjustments.

In the six months ended June 30, 2012, the increase in earnings was primarily due to $1 million income tax benefit related to Mexican currency and inflation adjustments compared to $7 million income tax expense in 2011.

Earnings from operations for the three months and six months ended June 30, 2012 were consistent with the corresponding periods in the prior year.

EARNINGS (LOSSES) BY SEGMENT – SEMPRA U.S. GAS & POWER
(Dollars in millions)

Sempra Renewables

Our Sempra Renewables segment recorded earnings of:

▪	$24 million in the three months ended June 30, 2012

▪	$4 million in the three months ended June 30, 2011

▪	$34 million for the first six months of 2012

▪	$8 million for the first six months of 2011

The increase of $20 million in the three months ended June 30, 2012 was primarily due to:

▪	$13 million higher deferred income tax benefits as a result of increased investments in solar and wind generating assets in 2012;

▪	$3 million higher earnings attributable to our solar assets; and

▪	$2 million higher production tax credits from our wind assets.

The increase of $26 million in the first six months of 2012 was primarily due to:

▪	$19 million higher deferred income tax benefits as a result of increased investments in solar and wind generating assets in 2012;

▪	$5 million higher earnings attributable to our solar assets; and

▪	$5 million higher production tax credits from our wind assets; offset by

▪	$5 million increased general and administrative costs.

Sempra Natural Gas

Our Sempra Natural Gas segment recorded (losses) earnings of:

▪	$(193) million in the three months ended June 30, 2012

▪	$47 million in the three months ended June 30, 2011

▪	$(192) million for the first six months of 2012

▪	$110 million for the first six months of 2011

Losses of $193 million in the three months ended June 30, 2012 compared to earnings of $47 million for the corresponding period in 2011 were primarily due to:

▪	$179 million write-down of our investment in Rockies Express in 2012;

▪	$60 million lower earnings from natural gas power plant operations primarily from lower natural gas and power prices, including the impact from the end of the DWR contract as of September 30, 2011;

▪
$8 million lower earnings primarily from the timing of natural gas inventory withdrawals and an increase in pipeline and storage demand charges related to an increase in natural gas inventory levels; and

▪	$8 million lower earnings from LNG primarily due to lower natural gas prices compared to the same period in the prior year; offset by

▪	$11 million operating losses in 2011 from the El Dorado power plant sold to SDG&E as of October 1, 2011; and

▪	$7 million higher earnings from the recovery of natural gas inventory valuation adjustments due to higher natural gas prices.

Losses of $192 million in the first six months of 2012 compared to earnings of $110 million for the corresponding period in 2011 were primarily due to:

▪	$179 million write-down of our investment in Rockies Express in 2012;

▪	$122 million lower earnings from natural gas power plant operations primarily from lower natural gas and power prices, including the impact from the end of the DWR contract as of September 30, 2011;

▪
$7 million lower earnings primarily from the timing of natural gas inventory withdrawals and an increase in pipeline and storage demand charges related to an increase in natural gas inventory levels; and

▪	$6 million lower earnings from LNG primarily due to lower natural gas prices; offset by

▪	$17 million operating losses in 2011 from the El Dorado power plant sold to SDG&E as of October 1, 2011.

Parent and Other

Earnings (losses) for Parent and Other were

▪	$2 million in the three months ended June 30, 2012

▪	$(27) million in the three months ended June 30, 2011

▪	$(21) million for the first six months of 2012

▪	$(58) million for the first six months of 2011

The improvement in results of $29 million in the three months ended June 30, 2012 was primarily due to:

▪
$54 million income tax benefit primarily associated with our decision to hold life insurance contracts kept in support of certain benefit plans to term, as we discuss below in “Income Taxes;” offset by

▪
$17 million lower investment gains on dedicated assets in support of our executive retirement and deferred compensation plans, net of the increase in deferred compensation liability associated with the investments; and

▪	$11 million lower income tax benefits, excluding the $54 million income tax benefit discussed above.

The decrease in losses of $37 million (64%) in the first six months of 2012 was primarily due to:

▪	$54 million income tax benefit primarily associated with the decision to hold life insurance contracts to term, as discussed above; and

▪	$5 million equity losses in 2011 from our former commodities-marketing businesses; offset by

▪	$18 million lower income tax benefits, excluding the $54 million income tax benefit discussed above.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E and SoCalGas.

Utilities Revenues

Our utilities revenues include

Natural gas revenues at:

▪	SDG&E

▪	SoCalGas

▪	Sempra Natural Gas’ Mobile Gas and Willmut Gas, regulated natural gas distribution utilities

▪	Sempra Mexico’s Ecogas

Electric revenues at:

▪	SDG&E

▪	Sempra South American Utilities’ Chilquinta Energía and Luz del Sur

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

The table below summarizes revenues and cost of sales for our utilities, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Electric revenues:
SDG&E	$680	$583	$1,351	$1,248
Sempra South American Utilities	324	324	662	324
Eliminations and adjustments	(3)	(1)	(4)	(3)
Total	1,001	906	2,009	1,569
Natural gas revenues:
SoCalGas	720	876	1,600	1,932
SDG&E	100	114	263	289
Sempra Mexico	15	22	38	50
Sempra Natural Gas	18	16	50	53
Eliminations and adjustments	(16)	(12)	(31)	(25)
Total	837	1,016	1,920	2,299
Total utilities revenues	$1,838	$1,922	$3,929	$3,868
Cost of electric fuel and purchased power:
SDG&E	$140	$156	$303	$327
Sempra South American Utilities	210	241	435	241
Eliminations and adjustments	(1)	―	(1)	―
Total	$349	$397	$737	$568
Cost of natural gas:
SoCalGas	$179	$335	$528	$866
SDG&E	34	52	101	135
Sempra Mexico	9	15	22	34
Sempra Natural Gas	5	4	12	18
Eliminations and adjustments	(6)	(3)	(11)	(8)
Total	$221	$403	$652	$1,045

Sempra Energy Consolidated

Electric Revenues

During the three months ended June 30, 2012, our electric revenues increased by $95 million (10%) to $1.0 billion primarily due to:

▪	$97 million increase at SDG&E, which we discuss below; and

▪	$28 million increase at Luz del Sur primarily due to higher authorized transmission and distribution margins and higher volume; offset by

▪	$28 million decrease at Chilquinta Energía mainly due to lower commodity prices.

Our utilities’ cost of electric fuel and purchased power decreased by $48 million (12%) to $349 million in the three months ended June 30, 2012 primarily due to:

▪	$31 million decrease at our South American utilities due to lower commodity prices at Chilquinta Energía, offset by higher volume at Luz del Sur; and

▪	$16 million decrease at SDG&E, which we discuss below.

During the six months ended June 30, 2012, our electric revenues increased by $440 million (28%) to $2.0 billion primarily due to:

▪
$338 million at our South American utilities, primarily from the consolidation of Chilquinta Energía and Luz del Sur acquired in April 2011. In addition, during the second quarter of 2012, electric revenues increased due to higher authorized transmission and distribution margins and volume at Luz del Sur, offset by lower commodity prices at Chilquinta Energía; and

▪	$103 million increase at SDG&E, which we discuss below.

Our utilities’ cost of electric fuel and purchased power increased by $169 million (30%) to $737 million in the six months ended June 30, 2012 primarily due to:

▪
$194 million mainly from the consolidation of cost of electric fuel and purchased power of Chilquinta Energía and Luz del Sur. The increase was also due to higher volume at Luz del Sur, net of lower commodity prices at Chilquinta Energía in the second quarter of 2012; offset by

▪	$24 million decrease at SDG&E.

Natural Gas Revenues

During the three months ended June 30, 2012, Sempra Energy’s natural gas revenues decreased by $179 million (18%) to $837 million, and the cost of natural gas decreased by $182 million (45%) to $221 million. The decrease in natural gas revenues included $156 million at SoCalGas and $14 million at SDG&E, primarily due to decreases in commodity costs in 2012.

During the six months ended June 30, 2012, Sempra Energy’s natural gas revenues decreased by $379 million (16%) to $1.9 billion, and the cost of natural gas decreased by $393 million (38%) to $652 million. The decrease in natural gas revenues was primarily attributable to $332 million at SoCalGas and $26 million at SDG&E.

We discuss the changes in natural gas revenues and the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for SDG&E for the six-month periods ended June 30, 2012 and 2011. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

SDG&E
ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	Six months ended June 30, 2012		Six months ended June 30, 2011
Customer class	Volumes	Revenue	Volumes	Revenue
Residential	3,578	$552	3,624	$583
Commercial	3,302	455	3,302	478
Industrial	986	112	996	119
Direct access	1,572	68	1,568	68
Street and highway lighting	50	6	53	7
	9,488	1,193	9,543	1,255
Other revenues		81		55
Balancing accounts		77		(62)
Total(1)		$1,351		$1,248
(1)		Includes sales to affiliates of $3 million in 2012 and 2011.

During the three months ended June 30, 2012, electric revenues increased by $97 million (17%) to $680 million at SDG&E, primarily due to:

▪	$55 million higher recoverable expenses that are fully offset in operation and maintenance expenses;

▪	$28 million higher authorized revenues from electric generation, primarily due to the acquisition of the Desert Star generation facility in October 2011;

▪	$15 million revenues associated with incremental wildfire insurance premiums; and

▪	$10 million higher authorized revenues from electric transmission; offset by

▪	a decrease in cost of electric fuel and purchased power in 2012.

SDG&E’s cost of electric fuel and purchased power decreased by $16 million (10%) to $140 million in the three months ended June 30, 2012 primarily due to a decrease in electric fuel and purchased-power prices.

During the six months ended June 30, 2012, electric revenues increased by $103 million (8%) to $1.4 billion at SDG&E, primarily due to:

▪	$59 million higher authorized revenues from electric generation, primarily due to the acquisition of the Desert Star generation facility in October 2011;

▪	$32 million revenues associated with incremental wildfire insurance premiums;

▪	$23 million higher recoverable expenses that are fully offset in operation and maintenance expenses; and

▪	$7 million higher authorized revenues from electric transmission; offset by

▪	a decrease in cost of electric fuel and purchased power in 2012.

SDG&E’s cost of electric fuel and purchased power decreased by $24 million (7%) to $303 million in the six months ended June 30, 2012 primarily due to a decrease in electric fuel and purchased-power prices.

We do not include in the Condensed Consolidated Statements of Operations the commodity costs (and the revenues to recover those costs) associated with long-term contracts that are allocated to SDG&E by the California DWR. However, we do include the associated volumes and distribution revenues in the table above. We provide further discussion of these contracts in Note 1 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

SDG&E and SoCalGas: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for SDG&E and SoCalGas for the six-month periods ended June 30, 2012 and 2011. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in market prices, natural gas revenues recorded during a period are impacted by the difference between customer billings and recorded or California Public Utilities Commission (CPUC)-authorized costs.  These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation			Total
Customer class	Volumes	Revenue	Volumes	Revenue		Volumes	Revenue
Six months ended June 30, 2012:
Residential	20	$171	―	$	―	20	$171
Commercial and industrial	9	43	4		5	13	48
Electric generation plants	―	―	17		5	17	5
	29	$214	21		$10	50	224
Other revenues							20
Balancing accounts							19
Total(1)							$263
Six months ended June 30, 2011:
Residential	20	$210	―	$	―	20	$210
Commercial and industrial	8	59	4		5	12	64
Electric generation plants	―	―	13		4	13	4
	28	$269	17		$9	45	278
Other revenues							17
Balancing accounts							(6)
Total							$289
(1)		Includes sales to affiliates of $1 million in 2012.

During the three months ended June 30, 2012, SDG&E’s natural gas revenues decreased by $14 million (12%) to $100 million, and the cost of natural gas sold decreased by $18 million (35%) to $34 million. During the six months ended June 30, 2012, SDG&E’s natural gas revenues decreased by $26 million (9%) to $263 million, and the cost of natural gas decreased by $34 million (25%) to $101 million.

SDG&E’s average cost of natural gas for the three months ended June 30, 2012 was $3.11 per thousand cubic feet (Mcf) compared to $4.90 per Mcf for the corresponding period in 2011, a 37-percent decrease of $1.79 per Mcf, resulting in lower revenues and cost of $20 million. For the first six months of 2012, SDG&E’s average cost of natural gas was $3.60 per Mcf compared to $4.86 per Mcf for the corresponding period in 2011, a 26-percent decrease of $1.26 per Mcf, resulting in lower revenues and cost of $35 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Six months ended June 30, 2012:
Residential	134	$1,071	1	$4	135	$1,075
Commercial and industrial	54	316	139	123	193	439
Electric generation plants	―	―	97	19	97	19
Wholesale	―	―	87	12	87	12
	188	$1,387	324	$158	512	1,545
Other revenues						49
Balancing accounts						6
Total(1)						$1,600
Six months ended June 30, 2011:
Residential	140	$1,307	1	$2	141	$1,309
Commercial and industrial	55	411	134	111	189	522
Electric generation plants	―	―	69	20	69	20
Wholesale	―	―	73	10	73	10
	195	$1,718	277	$143	472	1,861
Other revenues						45
Balancing accounts						26
Total(1)						$1,932
(1)		Includes sales to affiliates of $31 million in 2012 and $25 million in 2011.

During the three months ended June 30, 2012, SoCalGas’ natural gas revenues decreased by $156 million (18%) to $720 million, and the cost of natural gas sold decreased by $156 million (47%) to $179 million. During the six months ended June 30, 2012, SoCalGas’ natural gas revenues decreased by $332 million (17%) to $1.6 billion, and the cost of natural gas sold decreased by $338 million (39%) to $528 million.

SoCalGas’ average cost of natural gas for the three months ended June 30, 2012 was $2.52 per Mcf compared to $4.60 per Mcf for the corresponding period in 2011, a 45-percent decrease of $2.08 per Mcf, resulting in lower revenues and cost of $147 million. The decrease was also attributable to lower demand for natural gas, which resulted in lower revenues and cost of $9 million in 2012.

For the first six months of 2012, SoCalGas’ average cost of natural gas was $2.80 per Mcf compared to $4.45 per Mcf for the corresponding period in 2011, a 37-percent decrease of $1.65 per Mcf, resulting in lower revenues and cost of $310 million. The decrease was also attributable to lower demand for natural gas, which resulted in lower revenues and cost of $28 million in 2012.

Other Utilities: Revenues and Cost of Sales

Revenues generated by Chilquinta Energía and Luz del Sur are based on tariffs that are set by government agencies in their respective countries based on an efficient model distribution company defined by those agencies. The basis for the tariffs do not meet the requirement necessary for treatment under GAAP for regulatory accounting. We discuss revenue recognition further for Chilquinta Energía and Luz del Sur in Note 1 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

Operations of Mobile Gas, Willmut Gas and Ecogas qualify for regulatory accounting treatment under applicable GAAP, similar to the California Utilities.

The table below summarizes natural gas and electric revenues for our other utilities for the six months ended June 30, 2012 and 2011:

OTHER UTILITIES
NATURAL GAS AND ELECTRIC REVENUES
(Dollars in millions)
	Six months ended June 30, 2012		Six months ended June 30, 2011
	Volumes	Revenue	Volumes	Revenue
Natural Gas Sales (billion cubic feet):
Sempra Natural Gas:
Mobile Gas	23	$48	19	$53
Willmut Gas(1)	4	2	―	―
Sempra Mexico - Ecogas	12	38	11	50
Total	39	$88	30	$103

Electric Sales (million kilowatt hours)(2):
Sempra South American Utilities:
Luz del Sur	3,359	$373	1,570	$156
Chilquinta Energía	1,383	263	604	154
	4,742	636	2,174	310
Other service revenues		26		14
Total		$662		$324
(1) We acquired Willmut Gas in May 2012.
(2)		We accounted for Luz del Sur and Chilquinta Energía under the equity method until April 6, 2011, when they became consolidated entities upon our acquisition of additional ownership interests.

Energy-Related Businesses: Revenues and Cost of Sales

The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Energy-related businesses revenues:
Sempra South American Utilities	$24	$37	$43	$37
Sempra Mexico	102	149	215	328
Sempra Renewables	14	6	22	10
Sempra Natural Gas	180	420	417	832
Intersegment revenues, adjustments and eliminations(1)	(69)	(112)	(154)	(219)
Total energy-related businesses revenues	$251	$500	$543	$988
Cost of natural gas, electric fuel and purchased power(2):
Sempra Mexico	$32	$73	$73	$171
Sempra Renewables	(1)	―	―	―
Sempra Natural Gas	118	249	289	491
Adjustments and eliminations(1)	(68)	(110)	(152)	(220)
Total cost of natural gas, electric fuel
and purchased power	$81	$212	$210	$442
Other cost of sales(2):
Sempra South American Utilities	$18	$9	$28	$9
Sempra Mexico	1	1	2	2
Sempra Natural Gas	22	21	44	43
Adjustments and eliminations(1)	―	1	―	1
Total other cost of sales	$41	$32	$74	$55
(1)	Includes eliminations of intercompany activity.
(2)	Excludes depreciation and amortization, which are shown separately on the Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2012, revenues from our energy-related businesses decreased by $249 million (50%) to $251 million. The decrease included

▪
$240 million decrease at Sempra Natural Gas due to decreased power sales primarily from the end of the DWR contract as of September 30, 2011, and lower natural gas revenues from its LNG operations as a result of lower natural gas prices and volumes; and

▪	$47 million decrease at Sempra Mexico mainly from lower natural gas prices and volumes sold; offset by

▪	$43 million lower intercompany eliminations primarily associated with sales between Sempra Mexico and Sempra Natural Gas.

During the three months ended June 30, 2012, the cost of natural gas, electric fuel and purchased power for our energy-related businesses decreased by $131 million (62%) to $81 million. The decrease was primarily due to:

▪	$131 million decrease at Sempra Natural Gas primarily associated with the lower revenues; and

▪	$41 million decrease at Sempra Mexico associated with the lower revenues; offset by

▪	$42 million lower intercompany eliminations primarily associated with sales between Sempra Mexico and Sempra Natural Gas.

During the six months ended June 30, 2012, revenues from our energy-related businesses decreased by $445 million (45%) to $543 million. The decrease included

▪
$415 million decrease at Sempra Natural Gas due to decreased power sales primarily from the end of the DWR contract, and lower natural gas revenues from its LNG operations as a result of lower natural gas prices and volumes; and

▪	$113 million decrease at Sempra Mexico mainly from lower natural gas prices and lower LNG volumes sold; offset by

▪	$65 million lower intercompany eliminations primarily associated with sales between Sempra Mexico and Sempra Natural Gas.

During the six months ended June 30, 2012, the cost of natural gas, electric fuel and purchased power for our energy-related businesses decreased by $232 million (52%) to $210 million. The decrease was primarily due to:

▪	$202 million decrease at Sempra Natural Gas primarily associated with the lower revenues; and

▪	$98 million decrease at Sempra Mexico associated with the lower revenues; offset by

▪	$68 million lower intercompany eliminations primarily associated with sales between Sempra Mexico and Sempra Natural Gas.

Operation and Maintenance

Sempra Energy Consolidated

For the three months ended June 30, 2012, our operation and maintenance expenses increased by $47 million (7%) to $720 million primarily at SDG&E, which we discuss below.

For the six months ended June 30, 2012, our operation and maintenance expenses increased by $79 million (6%) to $1.4 billion. The increase included

▪	$48 million at Sempra South American Utilities primarily from the consolidation of expenses in Chile and Peru; and

▪	$42 million higher operation and maintenance expenses at SDG&E, which we discuss below.

SDG&E

For the three months ended June 30, 2012, SDG&E’s operation and maintenance expenses increased by $47 million (21%) to $275 million. The increase was primarily due to:

▪	$58 million higher recoverable expenses; and

▪	$5 million higher litigation expenses; offset by

▪	$11 million lower operation and maintenance expenses at Otay Mesa VIE; and

▪
$5 million lower other operational and maintenance costs, including $10 million recovery in 2012 of incremental costs incurred in prior years for the long-term storage of spent nuclear fuel, offset by $6 million higher costs associated with the acquisition of the Desert Star generation facility in October 2011.

For the six months ended June 30, 2012, SDG&E’s operation and maintenance expenses increased by $42 million (8%) to $543 million. The increase was due to:

▪	$26 million higher recoverable expenses;

▪
$22 million higher other operation and maintenance costs, including higher costs associated with the acquisition of the Desert Star generation facility in October 2011 and from increased generation costs from other generating facilities, offset by recovery in 2012 of incremental costs incurred in prior years for the long-term storage of spent nuclear fuel; and

▪	$5 million higher litigation expenses; offset by

▪	$11 million lower operation and maintenance expenses at Otay Mesa VIE.

Equity (Losses) Earnings, Before Income Tax

Equity losses from our investment in Rockies Express were $290 million and $279 million in three months and six months ended June 30, 2012, respectively, compared to equity earnings of $10 million and $19 million in the three months and six months ended June 30, 2011. Equity losses in 2012 included a $300 million write-down of the investment recorded in the second quarter.

For the six months ended June 30, 2012, equity losses before income taxes from our other investments decreased to $2 million from $11 million in 2011, primarily due to equity losses of $8 million from RBS Sempra Commodities in 2011.

Other Income, Net

Sempra Energy Consolidated

In the three months ended June 30, 2012, other income, net, decreased by $13 million (42%) to $18 million primarily due to:

▪	losses of $9 million in 2012 compared to gains of $11 million in 2011 from investment activity related to our executive retirement and deferred compensation plans; offset by

▪	$10 million increase in AFUDC primarily due to construction on the Sunrise Powerlink project at SDG&E.

In the six months ended June 30, 2012, other income, net, increased by $19 million (26%) to $93 million primarily due to:

▪	$26 million increase in AFUDC primarily due to construction on the Sunrise Powerlink project at SDG&E; offset by

▪	$9 million lower gains from investment activity related to our executive retirement and deferred compensation plans in 2012.

SDG&E

In the three months ended June 30, 2012, other income, net, increased by $11 million (85%) to $24 million. In the six months ended June 30, 2012, other income, net, increased by $25 million (86%) to $54 million. The increases were mainly due to an increase in AFUDC related to equity from construction on the Sunrise Powerlink project.

Income Taxes

The table below shows the income tax expense (benefit) and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,
	2012			2011
	Income Tax	Effective			Effective
	Expense	Income		Income Tax	Income
	(Benefit)	Tax Rate		Expense	Tax Rate
Sempra Energy Consolidated	$(118)	227%		$100	17%
SDG&E	53	34		42	44
SoCalGas	28	34		28	32
	Six months ended June 30,
	2012			2011
	Income Tax	Effective			Effective
	Expense	Income		Income Tax	Income
	(Benefit)	Tax Rate		Expense	Tax Rate
Sempra Energy Consolidated	$(1)	―	%	$214	23%
SDG&E	113	35		91	38
SoCalGas	68	36		65	34

Sempra Energy Consolidated

The income tax benefit in the three months ended June 30, 2012 compared to income tax expense in the three months ended June 30, 2011 was due to significantly lower pretax income (due to the write-down of our investment in Rockies Express in 2012 and the remeasurement gain in 2011 related to our acquisition of controlling interests in Chilquinta Energía and Luz del Sur). Other items affecting the effective income tax rate were:

▪	$121 million deferred income tax benefit associated with the impairment to our Rockies Express partnership investment;

▪
$54 million income tax benefit primarily associated with our decision to hold life insurance contracts kept in support of certain benefit plans to term. Previously, we took the position that we might cash in or sell these contracts before maturity, which required that we record deferred income taxes on unrealized gains on investments held within the insurance contracts;

▪	lower income tax expense in 2012 due to Mexican currency translation and inflation adjustments;

▪	higher planned renewable energy income tax credits and deferred income tax benefits related to renewable energy projects; and

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; offset by

▪
lower income in 2012 in countries with lower statutory income tax rates; such income was higher in 2011 due to a $277 million non-taxable gain from remeasurement of our equity method investments related to our acquisition from AEI of its investments in Chile and Peru; and

▪	higher U.S. income tax on non-U.S. non-operating activity due to the expiration of the look-through rule, as we discuss below.

In the six months ended June 30, 2012, Sempra Energy's income tax expense decreased due to significantly lower pretax income (due to the write-down of our investment in Rockies Express in 2012 and the remeasurement gain in 2011 related to our acquisition of controlling interests in Chilquinta Energía and Luz del Sur) and a lower effective income tax rate. The lower effective income tax rate was primarily due to:

▪	$121 million deferred income tax benefit associated with the impairment to the Rockies Express partnership investment;

▪	$54 million income tax benefit primarily associated with the decision to hold life insurance contracts to term, as we discuss above;

▪	higher planned renewable energy income tax credits and deferred income tax benefits related to renewable energy projects;

▪	lower income tax expense in 2012 due to Mexican currency translation and inflation adjustments; and

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; offset by

▪	lower income in 2012 in countries with lower statutory income tax rates; such income was higher in 2011 due to the $277 million non-taxable gain discussed above;

▪	lower deductions for self-developed software costs; and

▪	higher U.S. income tax on non-U.S. non-operating activity due to the expiration of the look-through rule, as we discuss below.

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

In 2012, we anticipate that our effective income tax rate will be approximately 28% compared to 30% in 2011, excluding income tax and pretax items that cannot be reliably forecasted, as discussed in Note 5 of the Notes to Condensed Consolidated Financial Statements herein. This decrease is primarily as a result of higher planned renewable income tax credits and deferred income tax benefits related to renewable energy projects; offset by decreased favorable income tax deductions for self-developed software costs and higher U.S. income tax on non-U.S. non-operating activity due to the expiration of the look-through rule, as we discuss below. In the years 2013 through 2016, we are currently projecting that our effective income tax rate will be, excluding income tax items that cannot be reliably forecasted, approximately 30% to 32%. This increase in effective income tax rates is primarily due to: projected increases in pretax income; decreases in favorable income tax deductions for self-developed software costs; increases in the amount by which book depreciation exceeds normalized tax depreciation; and lower exclusions from income for the equity portion of AFUDC. These projected effective tax rates do not include any impact from a possible repatriation of future earnings from our Mexican and Peruvian subsidiaries. If we were to repatriate future non-U.S. earnings, as we discuss below, the rates would increase accordingly.

SDG&E

SDG&E’s income tax expense increased in the three months ended June 30, 2012 primarily due to higher pretax income, offset by a lower effective income tax rate. The lower effective tax rate was primarily due to:

▪	the impact of Otay Mesa VIE, as we discuss below;

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; and

▪	lower unfavorable adjustments related to prior years’ income tax items.

SDG&E’s income tax expense increased in the six months ended June 30, 2012 primarily due to higher pretax income, offset by a lower effective income tax rate. The lower effective tax rate was primarily due to:

▪	the impact of Otay Mesa VIE, as we discuss below;

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; and

▪	lower unfavorable adjustments related to prior years’ income tax items; offset by

▪	lower deductions for self-developed software costs; and

▪	lower exclusions from taxable income of the equity portion of AFUDC.

Results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is consolidated, and therefore, their effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate.

In 2012, we anticipate that SDG&E’s effective income tax rate will be approximately 36% compared to 34% in 2011, excluding income tax and pretax items that cannot be reliably forecasted. This increase is due to a projected rise in pretax income, combined with a decrease in favorable income tax deductions for self-developed software costs (due to completion of SDG&E’s advanced meter project), and lower exclusions from income for the equity portion of AFUDC (due to the completion of construction on the Sunrise Powerlink electric transmission line), offset by lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets. In the years 2013 through 2016, we are currently projecting that SDG&E’s effective income tax rate will be approximately 37%, excluding income tax items that cannot be reliably forecasted, due to projected increases in pretax income.

SoCalGas

In the three months ended June 30, 2012, SoCalGas’ income tax expense was impacted by a higher effective income tax rate, offset by lower pretax income. The higher effective tax rate was primarily due to lower deductions for self-developed software costs.

In the six months ended June 30, 2012, income tax expense increased at SoCalGas primarily due to a higher effective income tax rate, offset by lower pretax income. The higher effective tax rate was primarily due to:

▪	lower deductions for self-developed software costs; offset by

▪	lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

In 2012, we anticipate that SoCalGas’ effective income tax rate will be approximately 36% compared to 33% in 2011, excluding income tax and pretax items that cannot be reliably forecasted. This increase is due to a projected rise in pretax income, combined with a decrease in favorable income tax deductions for self-developed software costs, offset by lower book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets. In the years 2013 through 2016, we are currently projecting that SoCalGas’ effective income tax rate, excluding income tax items that cannot be reliably forecasted, will be approximately 40% to 42%. This expected increase is primarily due to projected increases in pretax income, combined with a decrease in favorable income tax deductions for self-developed software costs, and an increase in the amount by which book depreciation exceeds normalized tax depreciation.

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

Due to the extension of bonus depreciation, Sempra Energy generated a large U.S. federal net operating loss (NOL) in 2011 and is currently projecting a large U.S. federal NOL in 2012. We currently project that the total NOL will not be fully utilized until 2016. However, potential repatriation of future earnings from certain non-U.S. operations, as we discuss below, has not been factored into this projection, and thus any actual repatriation may accelerate the future recovery of NOLs. Because of these projected NOLs, and the carryforward of U.S. federal income tax credits discussed below, Sempra Energy expects no U.S. federal income tax payments in years 2012 through 2015. However, because bonus depreciation only creates a temporary difference, versus a permanent difference, between Sempra Energy’s U.S. federal income tax return and its U.S. GAAP financial statements, it does not impact Sempra Energy’s effective income tax rate. We expect larger U.S. federal income tax payments in the future as these temporary differences reverse.

SDG&E and SoCalGas both generated a large U.S. federal NOL in 2011, also due to bonus depreciation. In addition, SDG&E is currently projecting a large U.S. federal NOL in 2012. However, SoCalGas is not projecting a U.S. federal NOL in 2012. In 2012, SDG&E and SoCalGas will be able to, on a stand-alone basis, carry back their 2011 NOLs to 2009 and 2010 to offset taxable income in those years. Therefore, 2011 NOLs are recorded as current income tax receivable. In 2013, SDG&E will be able to, on a stand-alone basis, carry back a portion of its 2012 NOL to 2010 and the remaining portion will need to be carried forward. Therefore, a portion of the 2012 NOL generated to date that can be carried back to 2010 is recorded as current income tax receivable and the portion that will be carried forward is recorded as a deferred income tax asset. We currently project that SDG&E’s carryforward NOL, on a stand-alone basis, will be fully utilized in 2013. Because of this projected 2012 NOL, and the carryforward of U.S. federal income tax credits discussed below, SDG&E expects no U.S. federal income tax payments in 2012. However, because bonus depreciation only creates a temporary difference, versus a permanent difference, between SDG&E’s and SoCalGas’ U.S. federal income tax returns and U.S. GAAP financial statements, it does not impact SDG&E’s and SoCalGas’ effective income tax rates. We expect larger U.S. federal income tax payments in the future as these temporary differences reverse.

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

We are currently considering the potential repatriation of future earnings beginning in 2013 from certain of our non-U.S. subsidiaries in Mexico and Peru. However, we expect to continue to indefinitely reinvest future earnings from our Chilean subsidiaries. Currently, all future repatriated earnings would be subject to U.S. income tax (with a credit for foreign income taxes), and future repatriations from Peru would be subject to local country withholding tax. Because this potential repatriation would only be from future earnings, it does not change our current assertion, as we discuss in Note 7 of the Notes to Consolidated Financial Statements in the Updated Annual Report, that we intend to continue to indefinitely reinvest, for the foreseeable future, our cumulative undistributed non-U.S. earnings as of June 30, 2012. The forward-looking statements above on income tax matters do not include any impact from potential repatriation of future non-U.S. earnings.

Additionally, the 2010 Tax Act extended for years 2010 and 2011 the U.S. federal income tax law known as the look-through rule. This rule allows, under certain situations, for certain non-operating activity (e.g., dividend income, royalty income, interest income, rental income, etc.), of a greater than 50-percent owned non-U.S. subsidiary, to not be taxed under U.S. federal income tax law. As of June 30, 2012, this rule has not yet been extended beyond 2011, therefore, Sempra Energy’s effective income tax rate is currently unfavorably impacted for 2012 and could potentially increase, over the amounts projected above, in subsequent years. However, for years 2013-2016, we currently do not believe the lack of the extension of this rule will cause the effective income tax rate to be outside the estimated range provided above. It is generally thought that this rule will be extended beyond 2011. However, until the extension of the rule is enacted into law, U.S. GAAP accounting rules preclude us from reflecting its favorable impact in our financial results for 2012. If, starting in 2013, we were to decide to repatriate future non-U.S. earnings from Mexico and Peru, as discussed above, the loss of the look-through rule will not result in additional U.S. federal income tax beyond what would be paid on the repatriated future non-U.S. earnings from nonoperating activity in Mexico and Peru.

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

For Sempra Energy Consolidated, the impacts on the three months and six months ended June 30, 2012 and 2011 related to the factors described above are as follows:

MEXICAN CURRENCY IMPACT ON INCOME TAXES AND RELATED ECONOMIC HEDGING ACTIVITY
(Dollars in millions)
	Three months ended June 30,			Six months ended June 30,
	2012	2011		2012	2011
Income tax benefit (expense) on currency exchange
rate movement of monetary assets and liabilities	$7		$(1)	$(2)	$(6)
Translation of non-U.S. deferred income tax balances	8		(2)	―	(7)
Income tax benefit (expense) on inflation	―		1	(1)	―
Total impact on income taxes	15		(2)	(3)	(13)
After-tax gains on Mexican peso exchange rate
instruments (included in Other Income, Net)	―		2	6	7
Net impacts on Sempra Energy Condensed
Consolidated Statements of Operations	$15	$	―	$3	$(6)

Equity Earnings, Net of Income Tax

In the six months ended June 30, 2012, equity earnings of unconsolidated subsidiaries, net of income tax, were $19 million compared to $39 million for the corresponding period in 2011. The change in the six months ended June 30, 2012 was primarily due to lower earnings related to equity method investments in Chile and Peru, for entities that are now consolidated.

Earnings Attributable to Noncontrolling Interests

Sempra Energy Consolidated

Earnings attributable to noncontrolling interests were $11 million for the three months ended June 30, 2012 compared to losses of $12 million for the same period in 2011. The change was primarily due to $5 million earnings attributable to noncontrolling interest in 2012 at Otay Mesa VIE compared to losses of $19 million in 2011.

Earnings attributable to noncontrolling interests were $24 million for the six months ended June 30, 2012 compared to losses of $8 million for the same period in 2011. The change was primarily due to:

▪	$11 million earnings attributable to noncontrolling interest in 2012 at Otay Mesa VIE compared to $15 million losses in 2011; and

▪	$5 million higher earnings at Sempra South American Utilities primarily from noncontrolling interests at Luz del Sur in 2012.

For both the three months and the six months ended June 30, 2012, the change in earnings and losses attributable to noncontrolling interest at Otay Mesa VIE was due to higher operating income.

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

The table below shows the amount of available funds at June 30, 2012:

AVAILABLE FUNDS AT JUNE 30, 2012
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents	$221	$29	$11
Available unused credit(1)	3,197	248	467
(1)
Borrowings on the shared line of credit at SDG&E and SoCalGas, discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, are limited to $658 million for each utility and $877 million in total. SDG&E’s available funds reflect variable-rate demand notes outstanding of $237 million and commercial paper outstanding of $173 million, both supported by the line. SoCalGas' availability reflects the impact of SDG&E’s use of the combined credit available on the line.

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

In three separate transactions during 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our joint-venture partnership that comprised our commodities-marketing businesses. Distributions from the partnership in 2011 were $623 million. The investment balance of $126 million at June 30, 2012 reflects remaining distributions expected to be received from the partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 of the Notes to Condensed Consolidated Financial Statements herein under “Other Litigation.”  In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We are providing transitional back-up guarantees, a few of which may continue for a prolonged period of time. Either RBS or JP Morgan Chase & Co., one of the buyers’ parties in the sales transactions, has fully indemnified us for any claims or losses in connection with the related transactions.

We provide additional information about RBS Sempra Commodities and the sales transactions and guarantees in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

At June 30, 2012, our cash and cash equivalents held in foreign jurisdictions that are unavailable to fund domestic operations unless repatriated were approximately $120 million. We intend for funds associated with accumulated foreign earnings through June 30, 2012 to remain indefinitely in our foreign subsidiaries to fund their operations. We are currently considering a plan to repatriate future earnings from certain foreign operations beginning in 2013.

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

SoCalGas declared and paid a $100 million common dividend in the second quarter of 2012 and a $50 million common dividend in the first quarter of both 2012 and 2011. However, as a result of the increase in SoCalGas’ capital investment programs over the next few years, management expects that SoCalGas’ dividends on common stock to be reduced, when compared to the dividends on common stock declared on an annual basis historically, or temporarily suspended over the next few years to maintain SoCalGas’ authorized capital structure during the periods of high capital investments.

As a result of SDG&E’s large capital investment program over the past few years and the level of capital investment planned for 2012, SDG&E does not expect to pay common dividends to Sempra Energy in 2012. However, due to the completion of construction of the Sunrise Powerlink transmission power line in June 2012, SDG&E expects to resume the declaration and payment of dividends on its common stock in 2013.

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

Some of Sempra Natural Gas’ long-term power sale contracts contain collateral requirements which require its affiliates and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Natural Gas may be required to provide collateral when market price movements adversely affect the counterparty’s cost of replacement energy supplies if Sempra Natural Gas fails to deliver the contracted amounts. Sempra Natural Gas had no outstanding collateral requirements under such contracts at June 30, 2012.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2012	2012 Change		2011
Sempra Energy Consolidated	$1,152	$13	1%	$1,139
SDG&E	309	(247)	(44)	556
SoCalGas	712	276	63	436

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy increased in 2012 primarily due to:

▪	a $336 million decrease in accounts receivable in 2012 compared to a $162 million decrease in 2011;

▪	$130 million settlement payment in 2011 related to energy crisis litigation; and

▪	$38 million higher net income, adjusted for noncash items included in earnings, in 2012 compared to 2011; offset by

▪	$300 million of funds received in 2011 from a wildfire litigation settlement, which is offset by an increase in restricted cash in cash flows from investing activities.

SDG&E

Cash provided by operating activities at SDG&E decreased in 2012 primarily due to:

▪	$300 million of funds received in 2011 from a wildfire litigation settlement, which is offset by an increase in restricted cash in cash flows from investing activities; offset by

▪	$29 million of income tax payments made in 2011 compared to $26 million of income tax refunds received in 2012.

SoCalGas

Cash provided by operating activities at SoCalGas increased in 2012 primarily due to:

▪	a $284 million decrease in accounts receivable in 2012 compared to a $169 million decrease in 2011; and

▪
an increase of $146 million in overcollected regulatory balancing accounts in 2012 compared to a decrease of $44 million in 2011. Over- and undercollected regulatory balancing accounts reflect the difference between customer billings and recorded or CPUC-authorized costs. These differences are required to be balanced over time; offset by

▪	$31 million lower net income, adjusted for noncash items included in earnings, in 2012 compared to 2011.

The table below shows the contributions to pension and other postretirement benefit plans for the six months ended June 30, 2012.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$70	$25
SDG&E	20	8
SoCalGas	24	16

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2012	2012 Change		2011
Sempra Energy Consolidated	$(1,781)	$128	8%	$(1,653)
SDG&E	(721)	(70)	(9)	(791)
SoCalGas	(586)	50	9	(536)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy increased in 2012 primarily due to:

▪	a $292 million increase in capital expenditures;

▪	$276 million in distributions received from RBS Sempra Commodities in 2011; and

▪	$208 million invested in Flat Ridge 2 in 2012; offset by

▪	$611 million in cash used to fund Sempra South American Utilities’ purchase of South American entities in 2011; and

▪
a $67 million net increase in SDG&E’s restricted cash in 2011 due to $300 million in funds received from a wildfire litigation settlement, net of $233 million in wildfire litigation settlement payments using these restricted funds.

SDG&E

Cash used in investing activities at SDG&E decreased in 2012 primarily due to:

▪
a $67 million net increase in SDG&E’s restricted cash in 2011 due to $300 million in funds received from a wildfire litigation settlement, net of $233 million in wildfire litigation settlement payments using these restricted funds; offset by

▪	a $15 million increase in capital expenditures.

SoCalGas

Cash used in investing activities at SoCalGas increased in 2012 primarily due to a $59 million higher increase in the amount advanced to Sempra Energy in 2012 as compared to 2011.

FUTURE CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2012, we expect to make capital expenditures and investments of approximately $3.1 billion. These expenditures include

▪	$1.9 billion at the California Utilities for capital projects and plant improvements ($1.2 billion at SDG&E and $680 million at SoCalGas)

▪	$1.2 billion at our other subsidiaries for capital projects in South America, renewable energy generation projects, and development of natural gas storage facilities and pipelines

In 2012, the California Utilities expect their capital expenditures to include

▪	$630 million for improvements to SDG&E’s natural gas and electric distribution systems

▪	$150 million at SDG&E for the Sunrise Powerlink transmission line and substation expansions

▪	$300 million for improvements to SDG&E’s electric transmission systems

▪	$90 million for SDG&E’s electric generation plants and equipment

▪	$680 million at SoCalGas for improvements to distribution and transmission systems and storage facilities, and for advanced metering infrastructure

The California Utilities expect to finance these expenditures with cash flows from operations, cash on hand and debt issuances.

In July 2012, SDG&E received $85 million from Citizens Sunrise Transmission, LLC (Citizens), a subsidiary of Citizens Energy Corporation. For this payment, under the terms of the agreement with Citizens, SDG&E will provide Citizens with access to a segment of the Sunrise Powerlink transmission line known as the Border-East transmission line equal to 50 percent of the line transfer capacity for a period of 30 years. After the 30-year contract term, the transfer capability will revert back to SDG&E. The expected 2012 capital expenditure above for the Sunrise Powerlink is net of Citizens’ July 2012 payment.

In 2012, the expected capital expenditures and investments of $1.2 billion at our other subsidiaries, net of anticipated project financing and joint venture structures, include

Sempra South American Utilities

▪	approximately $100 million to $200 million for capital projects in South America, including approximately $70 million for the Santa Teresa hydroelectric power plant at Luz del Sur

Sempra Renewables

▪	approximately $400 million for investment in the first phase (150 MW) of Mesquite Solar, a solar project at our Mesquite Power plant near Arlington, Arizona

▪	approximately $350 million for investment in the second phase (150 MW) of Copper Mountain Solar, a solar project located near Boulder City, Nevada

▪	approximately $150 million for investment in other renewable energy projects

Sempra Natural Gas

▪	approximately $100 million for development of natural gas storage projects at Bay Gas and Mississippi Hub

▪	approximately $50 million to $100 million for other natural gas projects

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

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2012	2012 Change	2011
Sempra Energy Consolidated	$594	$596	$(2)
SDG&E	412	219	193
SoCalGas	(151)	150	(301)

Sempra Energy Consolidated

At Sempra Energy, financing activities provided cash in 2012 compared to using cash in 2011, primarily due to:

▪	$241 million increase in short-term debt in 2012 compared to a $319 million decrease in 2011;

▪	$297 million higher issuances of long-term debt; and

▪	$80 million for the redemption of subsidiary preferred stock in 2011; offset by

▪	$289 million higher long-term debt payments; and

▪	a $50 million increase in common dividends paid.

SDG&E

Cash provided by financing activities at SDG&E increased in 2012 primarily due to:

▪	$249 million issuances of long-term debt in 2012; and

▪	$173 million increase in short-term debt in 2012; offset by

▪	a $200 million capital contribution from Sempra Energy in 2011.

SoCalGas

Cash used in financing activities at SoCalGas decreased in 2012 primarily due to:

▪	$250 million long-term debt payment in 2011; offset by

▪	a $100 million increase in common dividends paid.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E and SoCalGas in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first six months of 2012.

Our credit ratings may affect the rates at which borrowings bear interest and of commitment fees on available unused credit. We provide additional information about our credit ratings at Sempra Energy, SDG&E and SoCalGas in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Updated Annual Report.

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

SDG&E may also be significantly impacted by matters at San Onofre Nuclear Generating Station (SONGS). We discuss SONGS in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein, in Notes 6, 14 and 15 of the Notes to Consolidated Financial Statements in the Updated Annual Report, in Item 1A. Risk Factors in Part II herein, and in Risk Factors in our Form 10-K.

Sempra South American Utilities

In April 2011, Sempra South American Utilities increased its investment in two utilities in South America. We expect the acquisition to be accretive to our earnings per share. However, in connection with our increased interests in Chilquinta Energía and Luz del Sur, Sempra Energy has $970 million in goodwill on its Consolidated Balance Sheet as of June 30, 2012. Goodwill is subject to impairment testing, annually and under other potential circumstances, which may cause its fair value to vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions.

We discuss the acquisition in Note 3 of the Notes to Consolidated Financial Statements in the Updated Annual Report. Sempra South American Utilities is also expected to provide earnings from construction projects when completed and other investments, but will require substantial funding for these investments.

In late 2011, Chilquinta Energía initiated the process to establish their distribution rates for the period from November 2012 to October 2016. Revenues at Chilquinta Energía are based on tariffs set by the National Energy Commission (Comisión Nacional de Energía, or CNE) every four years. We expect a final decision in the fourth quarter with the new distribution rates becoming effective in November 2012.

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

Sempra Renewables’ future performance and the demand for renewable energy is impacted by various market factors, most notably state mandated requirements to deliver a portion of total energy load from renewable energy sources. The rules governing these requirements are generally known as Renewables Portfolio Standards (RPS). Additionally, the phase out or extension of U.S. federal income tax incentives, primarily investment tax credits and production tax credits, and grant programs could significantly impact future renewable energy resource availability and investment decisions.

Sempra Natural Gas

Current energy market prices are significantly lower than those under Sempra Natural Gas’ contract with the DWR, which ended on September 30, 2011 and had provided a significant portion of Sempra Natural Gas’ revenues. Revenues from Sempra Natural Gas’ generation plants are also expected to be lower due to a decline in market demand and the sale of Sempra Natural Gas’ El Dorado natural gas generation plant to SDG&E on October 1, 2011. Based on current market prices for electricity, contracts that Sempra Natural Gas enters into at its natural gas-fired plants to replace the DWR contract, if obtained, or merchant (daily) sales will provide substantially lower earnings. Because Sempra Mexico sells power from its Mexicali plant to Sempra Natural Gas, its earnings from generation may also decrease due to the completion of the DWR contract.

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

At Sempra Natural Gas, until there are firm LNG supply or capacity services contracts from third parties that would subscribe to 100 percent of the capacity of Sempra Natural Gas’ Cameron terminal, Sempra Natural Gas will seek to purchase short-term LNG supplies and sell short-term capacity, which may result in greater variability in revenues and earnings. Sempra Natural Gas is currently evaluating opportunities to utilize its assets to support the liquefaction and exportation of LNG. The objective is to obtain a long-term contract and fully utilize our existing infrastructure while minimizing our future additional capital investment. In January 2012, the DOE approved Cameron LNG’s application for an LNG export license to Free Trade Act countries. The authorization to export LNG to countries with which the U.S. does not have a Free Trade Agreement is pending review by the DOE.

In April and May 2012, Sempra Natural Gas signed commercial development agreements with Mitsubishi Corporation, Mitsui & Co., Ltd., and a subsidiary of GDF SUEZ S.A. (GDF SUEZ) to develop a natural gas liquefaction export facility at the Cameron LNG terminal. The completed liquefaction facility is expected to be comprised of three liquefaction trains with a total export capability of 12 million tonnes per annum (Mtpa) of LNG, or approximately 1.7 Bcf per day. Sempra Natural Gas expects to receive the required permits from the FERC and enter into a turnkey contract in 2013 for engineering and construction services for the project. Pending regulatory approvals and the achievement of other key milestones, construction on the project is planned to start in 2013 and begin operations in late 2016. The liquefaction facility will utilize Cameron LNG’s existing facilities, including two marine berths, three LNG storage tanks, and vaporization capability for regasification services of 1.5 Bcf per day. The anticipated incremental investment in the three-train liquefaction project is estimated to be approximately $6 billion, excluding capitalized interest, the majority of which will be project-financed and the balance provided by the project partners in a joint-venture arrangement.

The commercial development agreements bind the parties to fund all development expenses, including design, permitting and engineering, as well as to negotiate 20-year tolling agreements, based on agreed-upon key terms outlined in the commercial development agreements. Each tolling agreement would be for 4 Mtpa.

As we discuss above under “Overview–Sempra Natural Gas,” Sempra Natural Gas, KMP and Phillips 66 jointly own REX. In the second quarter of 2012, we recorded a noncash impairment charge of $179 million after-tax to write down our investment in the partnership that operates REX. We discuss our investment in Rockies Express and the impairment in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra Commodities

In three separate transactions in 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our commodities-marketing partnership. The investment balance of $126 million at June 30, 2012 reflects remaining distributions expected to be received from the partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 of the Notes to Condensed Consolidated Financial Statements herein under “Other Litigation.” In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We provide additional information in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 3, 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

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

Evidentiary hearings were completed in January 2012 and final briefs reflecting the results from these hearings were filed with the CPUC in May 2012. We currently expect a final decision for the 2012 GRC, which will be made effective retroactive to January 1, 2012, in the fourth quarter of 2012. However, until such time as a final decision for the 2012 GRC is issued, the California Utilities are recording revenues in 2012 based on levels authorized in 2011 plus, for SDG&E, consistent with the recent CPUC decisions for cost recovery for SDG&E’s incremental wildfire insurance premiums, an amount for the recovery of 2012 wildfire insurance premiums. The timing of the CPUC decision and the outcome from these proceedings will have an impact on the financial condition, operating results and cash flows of the California Utilities. If the CPUC’s final decision grants a significantly lower authorized revenue requirement, it could result in a material adverse effect to the California Utilities’ cash flows, financial position and results of operations starting in 2012 as compared to 2011. We provide additional information regarding the 2012 GRC in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to the Consolidated Financial Statements in the Updated Annual Report.

Cost of Capital

SDG&E and SoCalGas filed separate applications with the CPUC in April 2012 to update their cost of capital effective January 1, 2013. SDG&E is proposing to adjust its authorized capital structure by increasing the amount of its common equity from 49.0 percent to 52.0 percent. SDG&E is also proposing to lower its authorized return on equity (ROE) from 11.1 percent to 11.0 percent and to lower its authorized return on rate base (ROR) from 8.40 percent to 8.20 percent. The proposed change in SDG&E’s capital structure and resulting ROR would result in a decrease in its 2013 authorized revenue of approximately $7.7 million if approved by the CPUC.

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

SDG&E is proposing to continue using the cost of capital adjustment mechanism currently in effect, which uses a utility bond benchmark. SoCalGas is proposing to switch from its current cost of capital adjustment mechanism, which is based on U.S. Treasury Bonds, to the utility bond benchmark used by SDG&E, Southern California Edison (Edison) and Pacific Gas & Electric Company (PG&E). We provide more information about the cost of capital proceedings in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

Natural Gas Pipeline Operations Safety Assessments

Pending the outcome of the various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the California Utilities, may incur incremental expense and capital investment associated with its natural gas pipeline operations and investments. In August 2011, SoCalGas, SDG&E, PG&E and Southwest Gas filed implementation plans to test or replace all natural gas transmission pipelines that have not been pressure tested with the CPUC, as we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Updated Annual Report. The California Utilities are currently estimating that the total cost for Phase 1 of the two-phase plan is $3.1 billion over a 10-year period. The California Utilities requested that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery. The costs that are the subject of these plans are outside the scope of the 2012 GRC proceedings discussed above. If the CPUC were to decide that the incremental capital investment not be considered as incremental rate base outside the GRC process or that this incremental capital investment earn an ROR lower than what is otherwise authorized, it could materially adversely affect the respective company’s cash flows, financial position and results of operations upon commencement of this program. We provide additional information in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

SDG&E Matters

2007 Wildfire Litigation

In regard to the 2007 wildfire litigation, SDG&E’s settlement of claims and the estimate of outstanding claims and legal fees is approximately $2.3 billion, which is in excess of the $1.1 billion of liability insurance coverage and the approximately $455 million it has received from third parties, including Cox. However, SDG&E has concluded that it is probable that it will be permitted to recover from its utility customers substantially all reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from other potentially responsible parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. As of June 30, 2012, Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets reflect $722 million in regulatory assets and balancing accounts for costs incurred and the estimated settlement of pending claims. However, SDG&E’s cash flow may be materially adversely affected by timing differences between the resolution of claims and recoveries from other potentially responsible parties and utility customers, which may extend over a number of years. In addition, recovery from customers will require future regulatory actions, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s financial condition, cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries from other potentially responsible parties and utility customers and will make appropriate adjustments to wildfire reserves and the related regulatory asset as additional information becomes available. We provide additional information concerning these matters in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

OTHER SEMPRA ENERGY MATTERS

We discuss additional potential and expected impacts of the 2010 Tax Act on our income tax expense, earnings and cash flows in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” above.

We may be further impacted by depressed and rapidly changing economic conditions. Moreover, the dollar has fluctuated significantly compared to some foreign currencies, especially in Mexico and South America where we have significant operations. We discuss foreign currency rate risk further under “Market Risk – Foreign Currency Rate Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Updated Annual Report. North American natural gas prices, which affect profitability at Sempra Renewables and Sempra Natural Gas, are currently significantly below Asian and European prices. These factors could, if they remain unchanged, adversely affect profitability. However, management expects that future export capability at Sempra Natural Gas’ Cameron LNG facility would benefit from lower gas prices in North America compared to other regions.

We discuss additional matters that could affect our future performance in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

FINANCIAL DERIVATIVES REFORMS

In July 2010, federal legislation to reform financial markets was enacted that significantly alters how over-the-counter (OTC) derivatives are regulated, which may impact all of our businesses. The law increased regulatory oversight of OTC energy derivatives, including (1) requiring standardized OTC derivatives to be traded on registered exchanges regulated by the U.S. Commodity Futures Trading Commission (CFTC), (2) imposing new and potentially higher capital and margin requirements and (3) authorizing the establishment of overall volume and position limits. The law gives the CFTC authority to exempt end users of energy commodities which could reduce, but not eliminate, the applicability of these measures to us and other end users. These requirements could cause our OTC transactions to be more costly and have a material adverse effect on our liquidity due to additional capital requirements. In addition, as these reforms aim to standardize OTC products, they could limit the effectiveness of our hedging programs, because we would have less ability to tailor OTC derivatives to match the precise risk we are seeking to mitigate.

LITIGATION

We describe legal proceedings which could adversely affect our future performance in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

CALIFORNIA UTILITIES – INDUSTRY DEVELOPMENTS AND CAPITAL PROJECTS

We describe capital projects, electric and natural gas regulation and rates, and other pending proceedings and investigations that affect our business in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Updated Annual Report.

SEMPRA INTERNATIONAL AND SEMPRA U.S. GAS & POWER INVESTMENTS

As we discuss in “Cash Flows From Investing Activities,” our investments will significantly impact our future performance. In addition to the discussion below, we provide information about these investments in “Capital Resources and Liquidity” herein and “Capital Resources and Liquidity” and “Factors Influencing Future Performance” in the Updated Annual Report.

Sempra South American Utilities

Santa Teresa

In May 2011, groundbreaking took place for Santa Teresa, a project at Luz del Sur to build a 98-MW hydroelectric power plant in Peru’s Cusco region. It is planned to be completed in 2014.

Transmission Projects

In May 2012, Chilquinta Energía, in a joint venture with Sociedad Austral de Electricidad Sociedad Anonima (SAESA), was awarded two 220-kilovolt (kV) transmission lines in Chile. The transmission lines will extend 150 miles, and we estimate it will cost approximately $160 million and be completed in 2017.

Sempra Mexico

Energía Sierra Juárez

In April 2011, SDG&E entered into a 20-year contract for up to 156 MW of renewable power supplied from the first phase of Sempra Mexico’s Energía Sierra Juárez wind project in Baja California, Mexico. The contract was approved by the CPUC in March 2012 and by the FERC in July 2012. We expect construction on the project to begin in 2013, and the project to be fully operational in 2014.

Sempra Mexico intends to develop the project within the framework of a joint venture, and is working on an agreement for the sale of a 50-percent partnership interest in the current phase of the project to BP Wind Energy.

Sempra Renewables

Copper Mountain Solar

Copper Mountain Solar is a photovoltaic generation facility operated and under development by Sempra Renewables in Boulder City, Nevada. If fully developed, the project will be capable of producing up to approximately 400 MW of solar power. Copper Mountain Solar 1 is a 58-MW photovoltaic generation facility currently in operation, and now includes the 10-MW facility previously referred to as El Dorado Solar.

Copper Mountain Solar 2 (CMS 2) will total 150 MW and construction began in December 2011. CMS 2 is divided into two phases, with the first phase of 92 MW planned to be completed by the end of January 2013 and the remaining 58 MW planned to be completed in 2015. PG&E has contracted for all of the solar power at CMS 2 for 25 years.

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Renewables in Maricopa County, Arizona. If fully developed, the project will be capable of producing up to approximately 700 MW of solar power. Construction of the first phase (Mesquite Solar 1) of 150 MW began in June 2011 and is expected to be completed in early 2013. In December 2011, solar panels were fully installed and began delivering 42 MW of electricity to the grid. Currently, the project is at approximately 100-MW capacity. PG&E has contracted for all of the solar power at Mesquite Solar 1 for 20 years.

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

Flat Ridge 2 Wind Farm

In December 2011, Sempra Renewables entered into a joint venture with BP Wind Energy to develop the Flat Ridge 2 Wind Farm near Wichita, Kansas, which is expected to generate up to 419 MW of energy. The power output from the wind farm has been sold under three contracts for 20 to 25 year terms, including contracts with Associated Electric Cooperative, Inc. and Southwestern Electric Power Company. Construction began in April 2012, and we expect the project to be fully operational by the end of 2012. In June 2012, Sempra Renewables entered into an agreement with BP for a 51-MW expansion of Flat Ridge 2, the power output of which has been sold under a purchase power agreement with Arkansas Electric Cooperative approved by the Rural Utilities Service in April 2012.

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

▪
LA Storage, previously referred to as Liberty natural gas storage expansion, a salt cavern development project in Cameron Parish, Louisiana. Sempra Natural Gas owns 75 percent of the project and ProLiance Transportation LLC owns the remaining 25 percent. The project’s location provides access to several LNG facilities in the area.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We view certain accounting policies as critical because their application is the most relevant, judgmental, and/or material to our financial position and results of operations, and/or because they require the use of material judgments and estimates. We discuss these accounting policies in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Updated Annual Report.

We describe our significant accounting policies in Note 1 of the Notes to Consolidated Financial Statements in the Updated Annual Report. We follow the same accounting policies for interim reporting purposes.

NEW ACCOUNTING STANDARDS

We discuss the relevant pronouncements that have recently become effective and have had or may have an impact on our financial statements in Note 2 of the Notes to Condensed Consolidated Financial Statements herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide disclosure regarding derivative activity in Note 7 of the Notes to Condensed Consolidated Financial Statements herein. We discuss our market risk and risk policies in detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Updated Annual Report.

INTEREST RATE RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding commercial paper classified as long-term debt and capital lease obligations, and before reductions for unamortized discount, at June 30, 2012 and December 31, 2011:

	Sempra Energy
	Consolidated		SDG&E		SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR(1)	Debt	VaR(1)	Debt	VaR(1)
At June 30, 2012:
California Utilities fixed-rate	$4,866	$784	$3,554	$639	$1,312	$145
California Utilities variable-rate	586	18	586	18	―	―
All other, fixed-rate and variable-rate	5,362	365	―	―	―	―
At December 31, 2011:
California Utilities fixed-rate	$4,617	$782	$3,304	$623	$1,313	$159
California Utilities variable-rate	591	25	591	25	―	―
All other, fixed-rate and variable-rate	4,602	377	―	―	―	―
(1) After the effects of interest rate swaps.

At June 30, 2012, the net notional amount of interest rate swap transactions ranged from $4 million to $369 million at Sempra Energy (ranges relate to the tenor of the various hedging instruments).  We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency rate risk in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Updated Annual Report. At June 30, 2012, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2011.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2012, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the companies’ internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the companies’ internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not party to, and our property is not the subject of, any material pending legal proceedings (other than ordinary routine litigation incidental to our businesses) except for the matters 1) described in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Updated Annual Report, or 2) referred to in “Management's Discussion and Analysis of Financial Condition and Results of Operations” herein and in the Updated Annual Report.

ITEM 1A. RISK FACTORS

The following supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011.

Ongoing regulatory and maintenance issues at San Onofre Nuclear Generating Station (SONGS)

SDG&E has a 20-percent ownership interest in SONGS, a 2,150-MW nuclear generating facility near San Clemente, California operated by Southern California Edison. As discussed in Note 9 of Notes to the Condensed Consolidated Financial Statements herein, SONGS’s Units 2 and 3 are offline. The timing of the restart of either of these Units is dependent upon approval by the Nuclear Regulatory Commission, which could result in substantial additional expenditures that may not be recoverable, in whole or in part, in customer rates. If one or both of these Units were to be offline for more than nine consecutive months (November 2012 for Unit 3 and December 2012 for Unit 2), the CPUC will be notified of such fact and it is expected that the CPUC will issue a notice of its intent to conduct an investigation to determine whether SDG&E should remove from customer rates some or all of the revenue requirement associated with the portion of the facility that is out of service. Any extended shut down of one or both these Units and the costs required to bring those Units back online could materially adversely affect SDG&E’s and Sempra Energy’s businesses, results of operations, cash flows, and financial condition.

ITEM 6. EXHIBITS

The following exhibits relate to each registrant as indicated.

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy
10.1	Second Amendment to the Sempra Energy Employee and Director Retirement Savings Plan.

10.2	General Release Agreement between Sempra Energy and Michael W. Allman.

10.3	Severance Pay Agreement between Sempra Energy and Trevor Mihalik.

10.4	Severance Pay Agreement between Sempra Energy and Anne S. Smith.
EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy

31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Sempra Energy:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: August 2, 2012	By: /s/ Trevor I. Mihalik
Trevor I. Mihalik Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 2, 2012	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 2, 2012	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer