Form 10-Q
period 2013-03-31
SAN DIEGO GAS & ELECTRIC CO; SOUTHERN CALIFORNIA GAS CO; SEMPRA ENERGY
filed 2013-05-02
CIK 86521, 92108, 1032208

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		March 31, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on April 29, 2013:

Sempra Energy	243,577,278 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	69
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	100
Item 4.	Controls and Procedures	101

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	102
Item 1A.	Risk Factors	102
Item 6.	Exhibits	102

Signatures		105

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

In this report, when we use words such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “projects,” “forecasts,” “contemplates,” “intends,” “depends,” “should,” “could,” “would,” “will,” “may,” “potential,” “target,” “pursue,” “goals,” or similar expressions, or when we discuss our guidance, strategy, plans, goals, initiatives, objectives or intentions, we are making forward-looking statements.

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

▪	capital markets conditions, including the availability of credit and the liquidity of our investments;

▪	inflation, interest and exchange rates;

▪	the impact of benchmark interest rates, generally Moody’s A-rated utility bond yields, on our California Utilities’ cost of capital;

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

▪	risks posed by decisions and actions of third parties who control the operations of investments in which we do not have a controlling interest;

▪	wars, terrorist attacks and cybersecurity threats;

▪	business, regulatory, environmental and legal decisions and requirements;

▪	expropriation of assets by foreign governments and title and other property disputes;

▪	the impact on reliability of SDG&E’s electric transmission and distribution system due to increased power supply from renewable energy sources;

▪
the impact on competitive customer rates of the growth in distributed and local power generation and the corresponding decrease in demand for power delivered through our electric transmission and distribution system;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Three months ended March 31,
	2013	2012
	(unaudited)
REVENUES
Utilities	$2,334	$2,091
Energy-related businesses	316	292
Total revenues	2,650	2,383
EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(556)	(431)
Cost of electric fuel and purchased power	(447)	(388)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(111)	(129)
Other cost of sales	(48)	(33)
Operation and maintenance	(724)	(671)
Depreciation and amortization	(295)	(257)
Franchise fees and other taxes	(106)	(96)
Gain on sale of asset	74	―
Equity earnings, before income tax	10	12
Other income, net	37	75
Interest income	6	5
Interest expense	(138)	(113)
Income before income taxes and equity earnings
of certain unconsolidated subsidiaries	352	357
Income tax expense	(178)	(117)
Equity earnings, net of income tax	4	11
Net income	178	251
Losses (earnings) attributable to noncontrolling interests	2	(13)
Preferred dividends of subsidiaries	(2)	(2)
Earnings	$178	$236

Basic earnings per common share	$0.73	$0.98
Weighted-average number of shares outstanding, basic (thousands)	243,294	240,566

Diluted earnings per common share	$0.72	$0.97
Weighted-average number of shares outstanding, diluted (thousands)	247,534	243,761

Dividends declared per share of common stock	$0.63	$0.60
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2013			2012
	(unaudited)
		Non-			Non-
	Sempra	controlling		Sempra	controlling
	Energy	Interests	Total	Energy	Interests	Total
Net income (loss)	$180	$(2)	$178	$238	$13	$251
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	10	(4)	6	67	4	71
Net actuarial gain	3	―	3	1	―	1
Financial instruments	(14)	3	(11)	3	―	3
Total other comprehensive income (loss)	(1)	(1)	(2)	71	4	75
Total comprehensive income (loss)	179	(3)	176	309	17	326
Preferred dividends of subsidiaries	(2)	―	(2)	(2)	―	(2)
Total comprehensive income (loss), after preferred
dividends of subsidiaries	$177	$(3)	$174	$307	$17	$324
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2013	2012(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,471	$475
Restricted cash	57	46
Trade accounts receivable, net	1,131	1,146
Other accounts and notes receivable, net	198	153
Income taxes receivable	73	56
Deferred income taxes	28	148
Inventories	270	408
Regulatory balancing accounts – undercollected	411	395
Regulatory assets	42	62
Fixed-price contracts and other derivatives	88	95
U.S. Treasury grants receivable	236	258
Asset held for sale, power plant	―	296
Other	118	157
Total current assets	4,123	3,695

Investments and other assets:
Restricted cash	19	22
Regulatory assets arising from pension and other postretirement
benefit obligations	1,167	1,151
Regulatory assets arising from wildfire litigation costs	360	364
Other regulatory assets	1,233	1,227
Nuclear decommissioning trusts	952	908
Investments	1,519	1,516
Goodwill	1,113	1,111
Other intangible assets	434	436
Sundry	895	878
Total investments and other assets	7,692	7,613

Property, plant and equipment:
Property, plant and equipment	34,011	33,528
Less accumulated depreciation and amortization	(8,553)	(8,337)
Property, plant and equipment, net ($459 and $466 at March 31, 2013 and December 31, 2012, respectively, related to VIE)	25,458	25,191
Total assets	$37,273	$36,499
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2013	2012(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$762	$546
Accounts payable – trade	874	976
Accounts payable – other	116	134
Dividends and interest payable	323	266
Accrued compensation and benefits	217	337
Regulatory balancing accounts – overcollected	294	141
Current portion of long-term debt	1,381	725
Fixed-price contracts and other derivatives	71	77
Customer deposits	142	143
Reserve for wildfire litigation	221	305
Other	788	608
Total current liabilities	5,189	4,258
Long-term debt ($332 and $335 at March 31, 2013 and December 31, 2012, respectively, related to VIE)	10,680	11,621

Deferred credits and other liabilities:
Customer advances for construction	139	144
Pension and other postretirement benefit obligations, net of plan assets	1,466	1,456
Deferred income taxes	2,248	2,100
Deferred investment tax credits	46	46
Regulatory liabilities arising from removal obligations	2,783	2,720
Asset retirement obligations	2,056	2,033
Fixed-price contracts and other derivatives	254	252
Reserve for wildfire litigation	45	22
Deferred credits and other	1,027	1,085
Total deferred credits and other liabilities	10,064	9,858
Contingently redeemable preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 244 million and 242 million shares
outstanding at March 31, 2013 and December 31, 2012, respectively; no par value)	2,334	2,217
Retained earnings	8,466	8,441
Accumulated other comprehensive income (loss)	(377)	(376)
Total Sempra Energy shareholders’ equity	10,423	10,282
Preferred stock of subsidiary	20	20
Other noncontrolling interests	818	381
Total equity	11,261	10,683
Total liabilities and equity	$37,273	$36,499
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$178	$251
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	295	257
Deferred income taxes and investment tax credits	252	31
Gain on sale of asset	(74)	―
Equity earnings	(14)	(23)
Fixed-price contracts and other derivatives	17	(12)
Other	6	14
Net change in other working capital components	149	168
Changes in other assets	17	12
Changes in other liabilities	9	1
Net cash provided by operating activities	835	699

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(531)	(811)
Expenditures for investments	(5)	(51)
Proceeds from sale of asset	371	―
Distributions from investments	15	8
Purchases of nuclear decommissioning and other trust assets	(136)	(134)
Proceeds from sales by nuclear decommissioning and other trusts	134	135
Decrease in restricted cash	52	39
Increase in restricted cash	(60)	(40)
Other	(2)	(5)
Net cash used in investing activities	(162)	(859)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(145)	(115)
Preferred dividends paid by subsidiaries	(2)	(2)
Issuances of common stock	15	13
Repurchases of common stock	(45)	(16)
Issuances of debt (maturities greater than 90 days)	608	1,008
Payments on debt (maturities greater than 90 days)	(645)	(347)
Proceeds from sale of noncontrolling interests, net of $25 in offering costs	574	―
Decrease in short-term debt, net	(43)	(224)
Distributions to noncontrolling interests	(1)	(3)
Other	4	(4)
Net cash provided by financing activities	320	310

Effect of exchange rate changes on cash and cash equivalents	3	2

Increase in cash and cash equivalents	996	152
Cash and cash equivalents, January 1	475	252
Cash and cash equivalents, March 31	$1,471	$404
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Three months ended March 31,
	2013	2012
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$87	$62
Income tax payments, net of refunds	14	38

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$275	$336
U.S. Treasury grants receivable	(22)	17

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared but not paid	$160	$151
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended March 31,
	2013	2012
	(unaudited)
Operating revenues
Electric	$772	$671
Natural gas	167	163
Total operating revenues	939	834
Operating expenses
Cost of electric fuel and purchased power	209	163
Cost of natural gas	76	67
Operation and maintenance	297	268
Depreciation and amortization	134	112
Franchise fees and other taxes	55	46
Total operating expenses	771	656
Operating income	168	178
Other income, net	11	30
Interest income	1	―
Interest expense	(48)	(36)
Income before income taxes	132	172
Income tax expense	(51)	(60)
Net income	81	112
Losses (earnings) attributable to noncontrolling interest	11	(6)
Earnings	92	106
Preferred dividend requirements	(1)	(1)
Earnings attributable to common shares	$91	$105
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2013			2012
	(unaudited)
		Non-			Non-
		controlling			controlling
	SDG&E	Interest	Total	SDG&E	Interest	Total
Net income (loss)	$92	$(11)	$81	$106	$6	$112
Other comprehensive income, net of income tax:
Financial instruments	―	3	3	―	―	―
Total other comprehensive income	―	3	3	―	―	―
Total comprehensive income (loss)	$92	$(8)	$84	$106	$6	$112
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2013	2012(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106	$87
Restricted cash	15	10
Accounts receivable – trade, net	259	252
Accounts receivable – other, net	34	21
Due from unconsolidated affiliates	1	39
Income taxes receivable	―	35
Deferred income taxes	12	―
Inventories	81	82
Regulatory balancing accounts, net	411	395
Regulatory assets arising from fixed-price contracts and other derivatives	22	39
Other regulatory assets	10	10
Fixed-price contracts and other derivatives	45	41
Other	43	76
Total current assets	1,039	1,087

Other assets:
Restricted cash	19	22
Deferred taxes recoverable in rates	727	718
Regulatory assets arising from fixed-price contracts and other derivatives	106	110
Regulatory assets arising from pension and other postretirement
benefit obligations	307	303
Regulatory assets arising from wildfire litigation costs	360	364
Other regulatory assets	243	252
Nuclear decommissioning trusts	952	908
Sundry	143	117
Total other assets	2,857	2,794

Property, plant and equipment:
Property, plant and equipment	14,299	14,124
Less accumulated depreciation and amortization	(3,343)	(3,261)
Property, plant and equipment, net ($459 and $466 at March 31, 2013 and December 31, 2012, respectively, related to VIE)	10,956	10,863
Total assets	$14,852	$14,744
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2013	2012(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$239	$300
Due to unconsolidated affiliates	35	19
Income taxes payable	33	―
Deferred income taxes	―	26
Dividends and interest payable	55	36
Accrued compensation and benefits	63	129
Current portion of long-term debt	16	16
Fixed-price contracts and other derivatives	47	56
Customer deposits	58	60
Construction deposits	51	51
Reserve for wildfire litigation	221	305
Other	170	106
Total current liabilities	988	1,104
Long-term debt ($332 and $335 at March 31, 2013 and December 31, 2012, respectively, related to VIE)	4,289	4,292

Deferred credits and other liabilities:
Customer advances for construction	18	17
Pension and other postretirement benefit obligations, net of plan assets	345	340
Deferred income taxes	1,714	1,636
Deferred investment tax credits	26	25
Regulatory liabilities arising from removal obligations	1,658	1,603
Asset retirement obligations	744	733
Fixed-price contracts and other derivatives	200	209
Reserve for wildfire litigation	45	22
Deferred credits and other	361	386
Total deferred credits and other liabilities	5,111	4,971
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,338
Retained earnings	2,986	2,895
Accumulated other comprehensive income (loss)	(11)	(11)
Total SDG&E shareholder's equity	4,313	4,222
Noncontrolling interest	72	76
Total equity	4,385	4,298
Total liabilities and equity	$14,852	$14,744
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81	$112
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	134	112
Deferred income taxes and investment tax credits	36	152
Fixed-price contracts and other derivatives	(2)	(3)
Other	5	(27)
Net change in other working capital components	(2)	(85)
Changes in other assets	4	8
Changes in other liabilities	8	(3)
Net cash provided by operating activities	264	266

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(237)	(398)
Purchases of nuclear decommissioning trust assets	(135)	(133)
Proceeds from sales by nuclear decommissioning trusts	134	131
Decrease in restricted cash	17	37
Increase in restricted cash	(19)	(36)
Net cash used in investing activities	(240)	(399)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(1)	(1)
Issuance of long-term debt	―	249
Payments on long-term debt	(3)	(3)
Distributions to noncontrolling interests	(1)	―
Other	―	(2)
Net cash (used in) provided by financing activities	(5)	243

Increase in cash and cash equivalents	19	110
Cash and cash equivalents, January 1	87	29
Cash and cash equivalents, March 31	$106	$139

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$28	$17
Income tax refunds	―	62

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$102	$134

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared but not paid	$1	$1
See Notes to Condensed Consolidated Financial Statements.
SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended March 31,
	2013	2012
	(unaudited)

Operating revenues	$983	$880
Operating expenses
Cost of natural gas	454	349
Operation and maintenance	306	289
Depreciation and amortization	100	87
Franchise fees and other taxes	40	36
Total operating expenses	900	761
Operating income	83	119
Other income, net	4	4
Interest expense	(17)	(17)
Income before income taxes	70	106
Income tax expense	(24)	(40)
Net income/Earnings attributable to common shares	$46	$66
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2013	2012
	(unaudited)
Net income	$46	$66
Total other comprehensive income, net of income tax	―	―
Total comprehensive income	$46	$66
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2013	2012(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72	$83
Accounts receivable – trade, net	466	539
Accounts receivable – other, net	94	51
Due from unconsolidated affiliates	276	24
Income taxes receivable	96	104
Deferred income taxes	―	3
Inventories	34	151
Regulatory assets	4	4
Other	26	35
Total current assets	1,068	994

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	848	835
Other regulatory assets	155	148
Sundry	79	77
Total other assets	1,082	1,060

Property, plant and equipment:
Property, plant and equipment	11,317	11,187
Less accumulated depreciation and amortization	(4,244)	(4,170)
Property, plant and equipment, net	7,073	7,017
Total assets	$9,223	$9,071
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31,	December 31,
	2013	2012(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable – trade	$282	$383
Accounts payable – other	70	82
Due to unconsolidated affiliate	―	37
Deferred income taxes	8	―
Accrued compensation and benefits	94	116
Regulatory balancing accounts, net	294	141
Current portion of long-term debt	254	4
Customer deposits	76	76
Temporary LIFO liquidation	49	―
Other	155	124
Total current liabilities	1,282	963
Long-term debt	1,159	1,409
Deferred credits and other liabilities:
Customer advances for construction	106	111
Pension and other postretirement benefit obligations, net of plan assets	867	855
Deferred income taxes	897	881
Deferred investment tax credits	20	20
Regulatory liabilities arising from removal obligations	1,110	1,103
Asset retirement obligations	1,247	1,238
Deferred credits and other	254	256
Total deferred credits and other liabilities	4,501	4,464

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	1,411	1,365
Accumulated other comprehensive income (loss)	(18)	(18)
Total shareholders' equity	2,281	2,235
Total liabilities and shareholders' equity	$9,223	$9,071
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Three months ended March 31,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46	$66
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	100	87
Deferred income taxes and investment tax credits	18	14
Other	―	(1)
Net change in other working capital components	250	280
Changes in other assets	3	3
Changes in other liabilities	(6)	―
Net cash provided by operating activities	411	449

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(179)	(165)
Increase in loans to affiliates, net	(243)	(200)
Net cash used in investing activities	(422)	(365)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	―	(50)
Net cash used in financing activities	―	(50)

(Decrease) increase in cash and cash equivalents	(11)	34
Cash and cash equivalents, January 1	83	36
Cash and cash equivalents, March 31	$72	$70

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$12	$5
Income tax refunds, net	―	17

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$76	$64
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

In the first quarter of 2013, a Sempra Energy subsidiary, Infraestructura Energética Nova, S.A.B. de C.V. (IEnova),  completed a private offering and concurrent public offering of common stock in Mexico. IEnova is reported within the Sempra Mexico reportable segment. We discuss the offerings and IEnova further in Note 5.

Sempra Energy uses the equity method to account for investments in affiliated companies over which we have the ability to exercise significant influence, but not control. We discuss our investments in unconsolidated subsidiaries in Note 4 herein and in Note 4 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after March 31, 2013 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.  These adjustments are only of a normal, recurring nature.

All December 31, 2012 balance sheet information in the Condensed Consolidated Financial Statements has been derived from our audited 2012 consolidated financial statements. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the interim-period-reporting provisions of U.S. GAAP and the Securities and Exchange Commission.

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the Annual Report) which is a combined report for Sempra Energy, SDG&E and SoCalGas.

Sempra South American Utilities has controlling interests in two electric distribution utilities in South America. Sempra Natural Gas owns Mobile Gas Service Corporation (Mobile Gas) in southwest Alabama and Willmut Gas Company (Willmut Gas) in Mississippi, and Sempra Mexico owns Ecogas Mexico, S. de R.L. de C.V. (Ecogas) in Northern Mexico, all natural gas distribution utilities. The California Utilities, Sempra Natural Gas’ Mobile Gas and Willmut Gas, and Sempra Mexico’s Ecogas prepare their financial statements in accordance with U.S. GAAP provisions governing regulated operations, as we discuss in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

SEMPRA ENERGY, SDG&E AND SOCALGAS

Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013-01): In order to allow for balance sheet comparison between U.S. GAAP and International Financial Reporting Standards (IFRSs), ASU 2011-11 requires enhanced disclosures related to financial assets and liabilities eligible for offsetting in the statement of financial position.  An entity must disclose both gross and net information about financial instruments and transactions subject to a master netting arrangement and eligible for offset, including cash collateral received and posted.

ASU 2013-01 clarifies that the scope of ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions.

We adopted ASU 2011-11 and ASU 2013-01 on January 1, 2013 as required and it did not affect our financial condition, results of operations or cash flows. We provide the additional disclosure in Note 7.

ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02): ASU 2013-02 requires an entity to present, either on the face of the statement of operations or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.

We adopted ASU 2013-02 on January 1, 2013 as required and it did not affect our financial condition, results of operations or cash flows. We provide the additional disclosure in Note 5.

ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04): The standard provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.

We will adopt ASU 2013-04 on January 1, 2014 as required and do not expect it to affect our financial condition, results of operations or cash flows.  We will provide the additional disclosure in our 2014 interim financial statements.

NOTE 3. ACQUISITION AND INVESTMENT ACTIVITY

We discuss our investments in unconsolidated entities in Note 4.

SEMPRA NATURAL GAS

Mesquite Power Sale

In February 2013, Sempra Natural Gas sold one 625-megawatt (MW) block of its 1,250-MW Mesquite Power natural gas-fired power plant in Arizona, including a portion related to common plant, for approximately $371 million in cash to the Salt River Project Agricultural Improvement and Power District (SRP). The asset was classified as held for sale at December 31, 2012 and we recognized a gain on the sale of $74 million in 2013. In connection with the sale, we entered into a 20-year operations and maintenance agreement with SRP on February 28, 2013, whereby SRP assumes plant operations and maintenance of the facility, including our remaining 625-MW block. We provide additional information concerning the operations and maintenance agreement in Note 10.

Willmut Gas Company

In May 2012, Sempra Natural Gas acquired 100 percent of the outstanding common stock of Willmut Gas, a regulated natural gas distribution utility serving approximately 20,000 customers in Hattiesburg, Mississippi, for $19 million in cash and the assumption of $10 million of liabilities. Pro forma impacts on revenues and earnings for Sempra Energy had the acquisition occurred on January 1, 2011 were additional revenues of $6 million and negligible earnings for the three months ended March 31, 2012.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We provide additional information concerning all of our equity method investments in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA SOUTH AMERICAN UTILITIES

Sempra South American Utilities owns 43 percent of two Argentine natural gas utility holding companies, Sodigas Pampeana and Sodigas Sur. As a result of the devaluation of the Argentine peso at the end of 2001 and subsequent changes in the value of the peso, Sempra South American Utilities reduced the carrying value of its investment by a cumulative total of $270 million as of March 31, 2013. These noncash adjustments, based on fluctuations in the value of the Argentine peso, did not affect earnings, but were recorded in Comprehensive Income and Accumulated Other Comprehensive Income (Loss).

In December 2006, we decided to sell our Argentine investments, and we continue to actively pursue their sale. We continue to evaluate the fair value of our investment based on several factors and as a result, recorded a noncash impairment charge of $10 million ($7 million after-tax) in the first quarter of 2013. The net charge is reported in Equity Earnings, Net of Income Tax on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2013. The remaining carrying value of our investment is $20 million, excluding an $80 million deferred tax asset associated with the investment. We provide additional information concerning our investments in Sodigas Pampeana and Sodigas Sur in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA RENEWABLES

Sempra Renewables invested $5 million and $50 million in its renewable wind generation joint ventures in the three months ended March 31, 2013 and 2012, respectively.

RBS SEMPRA COMMODITIES

RBS Sempra Commodities LLP (RBS Sempra Commodities) is a United Kingdom limited liability partnership that owned and operated commodities-marketing businesses previously owned by us. We and our partner in the joint venture, The Royal Bank of Scotland plc (RBS), sold substantially all of the partnership’s businesses and assets in four separate transactions completed in 2010 and early 2011. We account for our investment in RBS Sempra Commodities under the equity method, and report our share of partnership earnings and other associated costs in Parent and Other.

In April 2011, we and RBS entered into a letter agreement (Letter Agreement) which amended certain provisions of the agreements that formed RBS Sempra Commodities. The Letter Agreement addresses the wind-down of the partnership and the distribution of the partnership’s remaining assets. The investment balance of $126 million at March 31, 2013 reflects remaining distributions expected to be received from the partnership in accordance with the Letter Agreement. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 under “Other Litigation.” In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership.

In connection with the Letter Agreement described above, we also released RBS from its indemnification obligations with respect to the items for which J.P. Morgan Chase & Co. (JP Morgan), one of the buyers of the partnership’s businesses, has agreed to indemnify us.

We recorded no equity earnings or losses related to the partnership for the three months ended March 31, 2013 and 2012.

We discuss the RBS Sempra Commodities sales transactions, the Letter Agreement and other matters concerning the partnership in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 5. OTHER FINANCIAL DATA

U.S. TREASURY GRANTS RECEIVABLE

As of March 31, 2013, Sempra Renewables has recorded grants receivable totaling $236 million. Based on eligible costs at its Mesquite Solar 1 and Copper Mountain Solar 2 generating facilities, the grants are recognized as receivables when the projects, or portions of projects, are placed into service. The grants are expected to be received in 2013. During the first quarter of 2013, the federal government imposed automatic federal budget cuts, known as “sequestration,” as required by The Budget Control Act of 2011. As a result, cash grant payments to eligible taxpayers for renewable energy projects were reduced, and Sempra Renewables recorded a reduction to its grants receivable of $23 million and a reversal of income tax benefit of $5 million during the first quarter of 2013.

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

INVENTORIES

The components of inventories by segment are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural Gas		Liquefied Natural Gas				Materials and Supplies		Total
	March 31, 2013	December 31, 2012	March 31, 2013		December 31, 2012		March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
SDG&E	$1	$3	$	―	$	―	$80	$79	$81	$82
SoCalGas	8	128		―		―	26	23	34	151
Sempra South American
Utilities	―	―		―		―	38	34	38	34
Sempra Mexico	―	―		7		8	12	8	19	16
Sempra Renewables	―	―		―		―	3	3	3	3
Sempra Natural Gas	84	109		6		8	5	5	95	122
Sempra Energy Consolidated	$93	$240		$13		$16	$164	$152	$270	$408

GOODWILL

Goodwill is the excess of the purchase price over the fair value of the identifiable net assets of acquired companies measured at the time of acquisition. Goodwill is not amortized but is tested annually on October 1 for impairment or whenever events or changes in circumstances necessitate an evaluation. Impairment of goodwill occurs when the carrying amount (book value) of goodwill exceeds its implied fair value.  If the carrying value of the reporting unit, including goodwill, exceeds its fair value, and the book value of goodwill is greater than its fair value on the test date, we record a goodwill impairment loss.

Goodwill included on the Sempra Energy Condensed Consolidated Balance Sheets is recorded as follows:

GOODWILL
(Dollars in millions)
	Sempra
	South American	Sempra	Sempra
	Utilities	Mexico	Natural Gas	Total
Balance at December 31, 2012	$1,014	$25	$72	$1,111
Foreign currency translation(1)	2	―	―	2
Balance at March 31, 2013	$1,016	$25	$72	$1,113
(1)	We record the offset of this fluctuation to other comprehensive income.

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

SDG&E

Tolling Agreements

SDG&E has agreements under which it purchases power generated by facilities for which it supplies all of the natural gas to fuel the power plant (i.e., tolling agreements).  SDG&E’s obligation to absorb natural gas costs may be a significant variable interest.  In addition, SDG&E has the power to direct the dispatch of electricity generated by these facilities. Based upon our analysis, the ability to direct the dispatch of electricity may have the most significant impact on the economic performance of the entity owning the generating facility because of the associated exposure to the cost of natural gas, which fuels the plants, and the value of electricity produced. To the extent that SDG&E (1) is obligated to purchase and provide fuel to operate the facility, (2) has the power to direct the dispatch, and (3) purchases all of the output from the facility for a substantial portion of the facility’s useful life, SDG&E may be the primary beneficiary of the entity owning the generating facility. SDG&E determines if it is the primary beneficiary in these cases based on the operational characteristics of the facility, including its expected power generation output relative to its capacity to generate and the financial structure of the entity, among other factors. If we determine that SDG&E is the primary beneficiary, SDG&E and Sempra Energy consolidate the entity that owns the facility as a VIE, as we discuss below.

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

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary.  SDG&E has no OMEC LLC voting rights and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. SDG&E and Sempra Energy have consolidated Otay Mesa VIE since the second quarter of 2007. Otay Mesa VIE’s equity of $72 million at March 31, 2013 and $76 million at December 31, 2012 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $342 million at March 31, 2013, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC’s property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Other Variable Interest Entities

SDG&E’s power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates the respective entities to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary as of March 31, 2013. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. In addition, SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

Sempra Energy’s other operating units also enter into arrangements which could include variable interests. We evaluate these arrangements and applicable entities based upon the qualitative and quantitative analyses described above. Certain of these entities are service companies that are VIEs. As the primary beneficiary of these service companies, we consolidate them. In all other cases, we have determined that these contracts are not variable interests in a VIE and therefore are not subject to the U.S. GAAP requirements concerning the consolidation of VIEs.

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

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended March 31,
	2013		2012

Operating revenues
Electric		$(1)	$	―
Natural gas		―		―
Total operating revenues		(1)		―
Operating expenses
Cost of electric fuel and purchased power		(17)		(19)
Operation and maintenance		17		4
Depreciation and amortization		7		6
Total operating expenses		7		(9)
Operating (loss) income		(8)		9
Interest expense		(3)		(3)
(Loss) income before income taxes/Net (loss) income		(11)		6
Losses (earnings) attributable to noncontrolling interest		11		(6)
Earnings	$	―	$	―

We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Service cost	$27	$23	$7	$8
Interest cost	37	41	11	14
Expected return on assets	(40)	(39)	(15)	(13)
Amortization of:
Prior service cost (credit)	1	1	(1)	―
Actuarial loss	15	12	2	3
Regulatory adjustment	(32)	(30)	2	3
Total net periodic benefit cost	$8	$8	$6	$15

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Service cost	$8	$7	$2	$2
Interest cost	10	12	2	2
Expected return on assets	(13)	(12)	(2)	(1)
Amortization of:
Prior service cost	―	―	1	1
Actuarial loss	4	4	―	―
Regulatory adjustment	(8)	(10)	―	―
Total net periodic benefit cost	$1	$1	$3	$4

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension Benefits			Other Postretirement Benefits
	Three months ended March 31,			Three months ended March 31,
	2013		2012	2013	2012
Service cost		$16	$13	$4	$5
Interest cost		23	25	9	11
Expected return on assets		(25)	(24)	(12)	(11)
Amortization of:
Prior service cost (credit)		1	1	(2)	(1)
Actuarial loss		9	6	2	3
Regulatory adjustment		(24)	(20)	2	3
Total net periodic benefit cost	$	―	$1	$3	$10

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2013:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E		SoCalGas
Contributions through March 31, 2013:
Pension plans	$11	$	―	$2
Other postretirement benefit plans	7		3	3
Total expected contributions in 2013:
Pension plans	$154		$57	$70
Other postretirement benefit plans	26		11	11

RABBI TRUST

In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including investments in life insurance contracts, in a Rabbi Trust, which trust totaled $492 million and $510 million at March 31, 2013 and December 31, 2012, respectively.

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months ended March 31, 2013 and 2012. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common stock by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended March 31,
	2013	2012
Numerator:
Earnings/Income attributable to common shareholders	$178	$236

Denominator:
Weighted-average common shares outstanding for basic EPS	243,294	240,566
Dilutive effect of stock options, restricted stock awards and restricted stock units	4,240	3,195
Weighted-average common shares outstanding for diluted EPS	247,534	243,761

Earnings per share:
Basic	$0.73	$0.98
Diluted	$0.72	$0.97

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits recognized and minus tax shortfalls recognized are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price on common stock was greater than the average market price during the period (out-of-the-money options). We had no such antidilutive stock options outstanding during the three months ended March 31, 2013 and 767,833 such options outstanding during the three months ended March 31, 2012.

We had no stock options outstanding during either the three months ended March 31, 2013 or 2012 that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method.

The dilution from unvested restricted stock awards (RSAs) and restricted stock units (RSUs) is also based on the treasury stock method. Proceeds equal to the unearned compensation and windfall tax benefits recognized and minus tax shortfalls recognized related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits recognized or tax shortfalls recognized are the difference between tax deductions we would receive upon the assumed vesting of RSAs or RSUs and the deferred income taxes we recorded related to the compensation expense on such awards and units.  There were 774 antidilutive RSUs from the application of unearned compensation in the treasury stock method for the three months ended March 31, 2013 and no such antidilutive RSUs for the three months ended March 31, 2012. There were 3,090 and 15,932 such antidilutive RSAs for the three months ended March 31, 2013 and 2012, respectively.

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
(2)
Participants may also receive additional shares for dividend equivalents on shares subject to restricted stock units, which are reinvested to purchase additional units that become subject to the same vesting conditions as the restricted stock units to which the dividends relate.

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

RSUs and RSAs may be excluded from potential dilutive shares by the application of unearned compensation in the treasury stock method, as we discuss above, or because performance goals are currently not met.  The maximum excluded RSAs and RSUs, assuming performance goals were met at maximum levels, were 1,659,995 and 3,191,073 for the three months ended March 31, 2013 and 2012, respectively.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $6 million and $5 million for the three months ended March 31, 2013 and 2012, respectively. Pursuant to our share-based compensation plans, we granted 645,502 performance-based RSUs, 103,222 service-based RSUs and 4,617 RSAs during the three months ended March 31, 2013, primarily in January.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, primarily at the California Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months ended March 31, 2013 and 2012.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended March 31,
	2013	2012
Sempra Energy Consolidated:
AFUDC related to debt	$6	$14
AFUDC related to equity	15	35
Other capitalized financing costs	5	11
Total Sempra Energy Consolidated	$26	$60
SDG&E:
AFUDC related to debt	$4	$12
AFUDC related to equity	10	29
Total SDG&E	$14	$41
SoCalGas:
AFUDC related to debt	$2	$2
AFUDC related to equity	5	6
Total SoCalGas	$7	$8

COMPREHENSIVE INCOME

The following tables present the changes in Accumulated Other Comprehensive Income by component and amounts reclassified out of Accumulated Other Comprehensive Income (Loss) to net income, excluding amounts attributable to noncontrolling interests:

CHANGES IN COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1)
(Dollars in millions)
	Foreign				Total
	Currency	Unamortized	Unamortized		Accumulated Other
	Translation	Net	Prior Service	Financial	Comprehensive
	Adjustments	Actuarial Loss	Credit	Instruments	Income (Loss)
Sempra Energy Consolidated:
Balance as of December 31, 2012	$(240)	$(102)	$1	$(35)	$(376)
Other comprehensive income (loss) before
reclassifications	10	―	―	(16)	(6)
Amounts reclassified from accumulated other
comprehensive income	―	3	―	2	5
Net other comprehensive income (loss)	10	3	―	(14)	(1)
Balance as of March 31, 2013	$(230)	$(99)	$1	$(49)	$(377)
(1)	All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.

RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Three months ended March 31, 2013
	Amount reclassified
Details about accumulated	from accumulated other		Affected line item
other comprehensive income components	comprehensive income (loss)		on Condensed Consolidated Statement of Operations
Sempra Energy Consolidated:
Financial instruments:
Interest rate instruments		$3	Interest Expense
Interest rate instruments		2	Equity Earnings, Before Income Tax
Total Before Income Tax		5
		(1)	Income Tax Expense
Net of Income Tax		4
		(2)	Earnings Attributable to Noncontrolling Interests
		$2

Amortization of defined benefit pension
and postretirement benefits items:
Actuarial loss		$5	(1)
		(2)	Income Tax Expense
Net of Income Tax		$3
SDG&E:
Financial instruments:
Interest rate instruments		$2	Interest Expense
		(2)	Earnings Attributable to Noncontrolling Interest
	$	―
(1)			Amounts are included in the computation of net periodic benefit cost (see "Pension and Other Postretirement Benefits" above).

For the three months ended March 31, 2013, Other Comprehensive Income, excluding amounts attributable to noncontrolling interests, at SDG&E and SoCalGas was negligible and reclassifications out of Accumulated Other Comprehensive Income (Loss) to Net Income were negligible as well for SoCalGas.

The amounts for comprehensive income in the Condensed Consolidated Statements of Comprehensive Income are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended March 31,
	2013			2012
	Sempra			Sempra
	Energy			Energy
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Sempra Energy Consolidated:
Other comprehensive income before
reclassifications:
Financial instruments	$(7)	$ ―	$(7)	$2	$ ―	$2

Amounts reclassified from accumulated other
comprehensive income:
Pension and other postretirement benefits	$2	$ ―	$2	$1	$ ―	$1
Financial instruments	1	―	1	1	―	1

Income tax amounts associated with other comprehensive income during the three months ended March 31, 2013 and 2012 at SDG&E and SoCalGas were negligible.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide a reconciliation of Sempra Energy’s and SDG&E’s shareholders’ equity and noncontrolling interests for the three months ended March 31, 2013 and 2012.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2012	$10,282	$401	$10,683
Comprehensive income (loss)	179	(3)	176
Preferred dividends of subsidiaries	(2)	―	(2)
Share-based compensation expense	10	―	10
Common stock dividends declared	(153)	―	(153)
Issuance of common stock	15	―	15
Repurchase of common stock	(45)	―	(45)
Tax benefit related to share-based compensation	2	―	2
Sale of noncontrolling interests, net of offering costs	135	439	574
Equity contributed by noncontrolling interest	―	4	4
Distributions to noncontrolling interests	―	(3)	(3)
Balance at March 31, 2013	$10,423	$838	$11,261
Balance at December 31, 2011	$9,775	$403	$10,178
Comprehensive income	309	17	326
Preferred dividends of subsidiaries	(2)	―	(2)
Share-based compensation expense	11	―	11
Common stock dividends declared	(144)	―	(144)
Issuance of common stock	13	―	13
Repurchase of common stock	(16)	―	(16)
Common stock released from ESOP	6	―	6
Distributions to noncontrolling interests	―	(2)	(2)
Balance at March 31, 2012	$9,952	$418	$10,370

SHAREHOLDER’S EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholder’s	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2012	$4,222	$76	$4,298
Comprehensive income (loss)	92	(8)	84
Preferred stock dividends declared	(1)	―	(1)
Equity contributed by noncontrolling interest	―	4	4
Balance at March 31, 2013	$4,313	$72	$4,385
Balance at December 31, 2011	$3,739	$102	$3,841
Comprehensive income	106	6	112
Preferred stock dividends declared	(1)	―	(1)
Balance at March 31, 2012	$3,844	$108	$3,952

Ownership interests that are held by owners other than Sempra Energy and SDG&E in subsidiaries or entities consolidated by them are accounted for and reported as noncontrolling interests. As a result, noncontrolling interests are reported as a separate component of equity on the Condensed Consolidated Balance Sheets.  Net income or loss attributable to the noncontrolling interests is separately identified on the Condensed Consolidated Statements of Operations, and comprehensive income or loss attributable to the noncontrolling interests is separately identified on the Condensed Consolidated Statements of Comprehensive Income.

Sale of Noncontrolling Interests

On March 21, 2013, Sempra Energy’s subsidiary, Infraestructura Energética Nova, S.A.B. de C.V. (IEnova) priced a private offering and a concurrent initial public offering in Mexico of new shares of Class II, Single Series common stock at $2.75 per share in U.S. dollars or 34.00 Mexican pesos. The initial purchasers in the private offering and the underwriters in the Mexican public offering were granted a 30-day option to purchase additional common shares at the initial offering price, less the underwriting discount, to cover overallotments. These options were exercised before the settlement date of the offerings, which was March 27, 2013. After the initial offerings and the exercise of the overallotment options, the aggregate shares of common stock sold in the offerings totaled 218,110,500 shares of common stock, representing approximately 18.9 percent of IEnova’s outstanding ownership interest.

The net proceeds of the offerings, including the additional option shares, were approximately $574 million in U.S. dollars or 7.1 billion Mexican pesos. IEnova expects to use the net proceeds of the offerings primarily for general corporate purposes, and for the funding of its current investments and ongoing expansion plans. All U.S. dollar equivalents presented here were based on an exchange rate of 12.3841 Mexican pesos to 1.00 U.S. dollar as of March 21, 2013, the pricing date for the offerings. Net proceeds are after reduction for underwriting discounts and commissions and offering expenses. Following completion of the initial offerings and overallotment options, we beneficially owned 81.1 percent of IEnova and its subsidiaries. Consistent with applicable accounting guidance, changes in noncontrolling interests that do not result in a change of control are accounted for as equity transactions. When there are changes in noncontrolling interests of a subsidiary that do not result in a change of control, any difference between carrying value and fair value related to the change in ownership is recorded as an adjustment to shareholders’ equity. As a result of the offerings and overallotment options, we recorded an increase in Sempra Energy’s shareholders’ equity of $135 million for the sale of IEnova shares to noncontrolling interests.

IEnova is a separate legal entity, formerly known as Sempra México, S.A. de C.V., comprised primarily of Sempra Energy’s operations in Mexico. IEnova is included within our Sempra Mexico reportable segment, but is not the same in its entirety as the reportable segment. In addition to the IEnova operating companies, the Sempra Mexico segment includes, among other things, certain holding companies and risk management activity. Also, IEnova’s financial results are reported in Mexico under IFRS, as required by the Mexican Stock Exchange (the Bolsa Mexicana de Valores, S.A.B. de C.V.) where the new shares are now traded under the symbol IENOVA.

The private offering was exempt from registration under the U.S. Securities Act of 1933, as amended (the Securities Act), and shares in the private offering were offered and sold only to qualified institutional buyers pursuant to Rule144A under the Securities Act and to persons outside of the United States, in accordance with Regulation S under the Securities Act. The shares were not registered under the Securities Act or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable securities laws.

Preferred Stock

The preferred stock of SoCalGas is presented at Sempra Energy as a noncontrolling interest at March 31, 2013 and December 31, 2012. The preferred stock of SDG&E is contingently redeemable preferred stock. At Sempra Energy, the preferred stock dividends of both SDG&E and SoCalGas are charges against income related to noncontrolling interests. We provide additional information concerning preferred stock in Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

At March 31, 2013 and December 31, 2012, we reported the following other noncontrolling ownership interests held by others (not including preferred shareholders) recorded in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets:

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent Ownership Held by Others	March 31, 2013	December 31, 2012
SDG&E:
Otay Mesa VIE (at SDG&E)	100%	$72	$76
Sempra South American Utilities:
Chilquinta Energía subsidiaries	24.4 – 43.4	30	29
Luz del Sur	20.2	237	236
Tecsur	9.8	4	4
Sempra Mexico:
IEnova, S.A.B. de C.V.	18.9	439	―
Sempra Natural Gas:
Bay Gas Storage, Ltd.	9.1	20	20
Liberty Gas Storage, LLC	25.0	15	15
Southern Gas Transmission Company	49.0	1	1
Total Sempra Energy		$818	$381

TRANSACTIONS WITH AFFILIATES

Loans to Unconsolidated Affiliates

Sempra South American Utilities has a U.S. dollar-denominated loan to Camuzzi Gas del Sur S.A., an affiliate of the segment’s Argentine investments, which we discuss in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report. At March 31, 2013, the loan has an $18 million principal balance outstanding plus $7 million of accumulated interest, which accrues at a variable interest rate (7.28 percent as of March 31, 2013). In June 2012, the maturity date of the loan was extended from June 30, 2012 to June 30, 2013. The loan was fully reserved at March 31, 2013 and December 31, 2012.

Other Affiliate Transactions

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	March 31,		December 31,
	2013		2012
SDG&E
Current:
Due from SoCalGas	$	―	$37
Due from various affiliates		1	2
		$1	$39

Due to Sempra Energy		$24	$19
Due to SoCalGas		11	―
		$35	$19

Income taxes due (to) from Sempra Energy(1)		$(7)	$12

SoCalGas
Current:
Due from Sempra Energy		$265	$24
Due from SDG&E		11	―
		$276	$24

Due to SDG&E	$	―	$37

Income taxes due from Sempra Energy(1)		$93	$99
(1)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies’ having always filed a separate return.

Revenues from unconsolidated affiliates at SDG&E and SoCalGas are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)

	Three months ended March 31,
	2013	2012
SDG&E	$2	$2
SoCalGas	15	15

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended March 31,
	2013	2012
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$15	$35
Investment gains(1)	10	19
Gains on interest rate and foreign exchange instruments, net	7	11
Regulatory interest, net(2)	1	1
Sundry, net	4	9
Total	$37	$75
SDG&E:
Allowance for equity funds used during construction	$10	$29
Regulatory interest, net(2)	1	1
Total	$11	$30
SoCalGas:
Allowance for equity funds used during construction	$5	$6
Sundry, net	(1)	(2)
Total	$4	$4
(1)
Represents investment gains on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2) Interest on regulatory balancing accounts.

INCOME TAXES

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2013		2012
		Effective		Effective
	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$178	51%	$117	33%
SDG&E	51	39	60	35
SoCalGas	24	34	40	38

Changes in Effective Income Tax Rates

Sempra Energy Consolidated

The higher effective income tax rate in the three months ended March 31, 2013 was primarily due to:

▪	$63 million income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings, which we discuss above in “Sale of Noncontrolling Interests;” offset by

▪	lower income tax expense due to Mexican currency translation and inflation adjustments; and

▪
income tax benefit in 2013 resulting from changes made in the second half of 2012 in the income tax treatment of certain repairs expenditures that are capitalized for financial statement purposes. The change in income tax treatment of certain repairs expenditures for electric transmission and distribution assets was made pursuant to an Internal Revenue Service (IRS) Revenue Procedure providing a safe harbor for deducting certain repairs expenditures from taxable income when incurred for tax years beginning on or after January 1, 2011. The change in income tax treatment of certain repairs expenditures for gas plant assets was made pursuant to an IRS Revenue Procedure which allows, under an Internal Revenue Code (IRC) section, for such expenditures to be deducted from taxable income when incurred.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted are factored into the forecasted effective tax rate and their impact is spread proportionately over the year. The forecasted items, anticipated on a full year basis, may include, among others, self-developed software expenditures, repairs to certain utility plant fixed assets, renewable energy income tax credits, deferred income tax benefits related to renewable energy projects, exclusions from taxable income of the equity portion of AFUDC, and depreciation on a certain portion of utility plant assets. Items that cannot be reliably forecasted (e.g., adjustments related to prior years’ income tax items, Mexican currency translation and inflation adjustments, deferred income tax benefit associated with the impairment of a book investment, etc.) are recorded in the interim period in which they actually occur, which can result in variability to income tax expense.

SDG&E

The higher effective income tax rate in the three months ended March 31, 2013 was primarily due to:

▪	the impact of Otay Mesa VIE, which we discuss below; and

▪	lower exclusions from taxable income of the equity portion of AFUDC; offset by

▪
income tax benefit in 2013 resulting from a change made in the third quarter of 2012 in the income tax treatment of certain repairs expenditures for electric transmission and distribution assets that are capitalized for financial statement purposes, as we discuss above for Sempra Energy Consolidated.

The results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is not included in Sempra Energy’s federal or state income tax returns but is consolidated for financial statement purposes, and therefore, Sempra Energy Consolidated’s and SDG&E’s effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate. In the first quarter of 2013, Otay Mesa VIE had a pretax loss compared to pretax income in 2012, on which no tax benefit or expense, respectively, was recorded by Otay Mesa VIE. We discuss Otay Mesa VIE above in “Variable Interest Entities.”

SoCalGas

The lower effective income tax rate in the three months ended March 31, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a change made in the fourth quarter of 2012 in the income tax treatment of certain repairs expenditures for gas assets that are capitalized for financial statement purposes, as we discuss above for Sempra Energy Consolidated; offset by

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; and

▪	lower deductions for self-developed software costs.

The California Public Utilities Commission (CPUC) requires flow-through rate-making treatment for the current income tax benefit or expense arising from certain property-related and other temporary differences between the treatment for financial reporting and income tax, which will reverse over time. Under the regulatory accounting treatment required for these flow-through temporary differences, deferred income taxes are not recorded to deferred income tax expense, but rather to a regulatory asset or liability. As a result, changes in the relative size of these items compared to pretax income, from period to period, can cause variations in the effective income tax rate. The following items are subject to flow-through treatment:

▪	repairs expenditures related to a certain portion of utility plant fixed assets

▪	the equity portion of AFUDC

▪	a portion of the cost of removal of utility plant assets

▪	self-developed software expenditures

▪	depreciation on a certain portion of utility plant fixed assets

We provide additional information about our accounting for income taxes in Notes 1 and 7 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At March 31, 2013, Sempra Energy Consolidated had an aggregate of $4.1 billion in committed lines of credit to provide liquidity and to support commercial paper, the major components of which we detail below. Available unused credit on these lines at March 31, 2013 was $3.3 billion.

Sempra Energy

Sempra Energy has a $1.067 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 24 lenders. No single lender has greater than a 7-percent share.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At March 31, 2013, Sempra Energy was in compliance with this and all other financial covenants under the credit facility. The facility also provides for issuance of up to $635 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

At March 31, 2013, Sempra Energy had $34 million of letters of credit outstanding supported by the facility.

Sempra Global

Sempra Global has a $2.189 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 25 lenders. No single lender has greater than a 7-percent share.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter.

At March 31, 2013, Sempra Global had $747 million of commercial paper outstanding supported by the facility. At December 31, 2012, $300 million of commercial paper outstanding was classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt. This classification has no impact on cash flows. As a result of issuances of long-term debt in the three months ended March 31, 2013, as we discuss below, none of the commercial paper outstanding at March 31, 2013 is classified as long-term debt.

California Utilities

SDG&E and SoCalGas have a combined $877 million, five-year syndicated revolving credit agreement expiring in March 2017. JPMorgan Chase Bank, N.A. serves as administrative agent for the syndicate of 24 lenders. No single lender has greater than a 7-percent share. The agreement permits each utility to individually borrow up to $658 million, subject to a combined limit of $877 million for both utilities. It also provides for the issuance of letters of credit on behalf of each utility subject to a combined letter of credit commitment of $200 million for both utilities. The amount of borrowings otherwise available under the facility is reduced by the amount of outstanding letters of credit.

Borrowings under the facility bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility’s credit ratings. The agreement requires each utility to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At March 31, 2013, the California Utilities were in compliance with this and all other financial covenants under the credit facility.

Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

At March 31, 2013, SDG&E and SoCalGas had no outstanding borrowings supported by the facility. Available unused credit on the line at March 31, 2013 was $658 million at both SDG&E and SoCalGas, subject to the combined limit on the facility of $877 million.

GUARANTEES

RBS Sempra Commodities

As we discuss in Note 4, in 2010 and early 2011, Sempra Energy, RBS and RBS Sempra Commodities sold substantially all of the businesses and assets within the partnership in four separate transactions. In connection with each of these transactions, the buyers were, subject to certain qualifications, obligated to replace any guarantees that we had issued in connection with the applicable businesses sold with guarantees of their own. The buyers have substantially completed this process with regard to all existing, open positions, except for one remaining position expected to terminate by January 2014. For those guarantees which have not been replaced, the buyers are obligated to indemnify us in accordance with the applicable transaction documents for any claims or losses in connection with the guarantees that we issued associated with the businesses sold. We provide additional information in Note 4.

At March 31, 2013, RBS Sempra Commodities no longer requires significant working capital support. However, we have provided back-up guarantees for a portion of RBS Sempra Commodities’ remaining trading obligations. A few of these back-up guarantees may continue for a prolonged period of time. RBS has fully indemnified us for any claims or losses in connection with these arrangements, with the exception of those obligations for which JP Morgan has agreed to indemnify us. We discuss the indemnification release in Note 4. We discuss additional matters related to our investment in RBS Sempra Commodities in Note 10.

Other Guarantees

Sempra Renewables and BP Wind Energy currently hold 50-percent interests in the Flat Ridge 2 Wind Farm. The project obtained construction financing in December 2012, and proceeds from the loans were used to return $148 million of each owner’s joint venture investment in 2012. After completion of the project in March 2013, the construction financing was converted into permanent financing consisting of a term loan and a fixed-rate note. The term loan of $242 million expires in June 2023 and the fixed-rate note of $110 million expires in June 2035. The financing agreement requires Sempra Renewables and BP Wind Energy, severally for each partner’s 50-percent interest, to return cash to the project in the event that the project does not meet certain cash flow criteria or in the event that the project’s debt service, operation and maintenance and firm transmission and production tax credits reserve accounts are not maintained at specific thresholds. Sempra Renewables recorded a liability of $3 million in the first quarter of 2013 for the fair value of its obligations associated with the cash flow requirements, which constitutes a guarantee. The liability is being amortized over its expected life. The outstanding loans are not guaranteed by the partners.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt outstanding at Sempra Energy were 0.64 percent and 0.72 percent at March 31, 2013 and December 31, 2012, respectively. The weighted average interest rates at Sempra Energy at December 31, 2012 include interest rates for commercial paper borrowings classified as long-term, as we discuss above.

LONG-TERM DEBT

Sempra Mexico

On February 14, 2013, IEnova publicly offered and sold in Mexico $306 million (U.S. dollar equivalent) of 6.3-percent notes maturing in 2023 with a U.S. dollar equivalent rate of 4.12 percent after entering into a cross-currency swap for U.S. dollars at the time of issuance. IEnova also publicly offered and sold in Mexico $102 million (U.S. dollar equivalent) of variable rate notes, maturing in 2018, which after a floating-to-fixed cross-currency swap for U.S. dollars at the time of issuance, carry a U.S. dollar equivalent rate of 2.66 percent. The notes and related interest are denominated in Mexican pesos, and the interest rate for the variable rate notes is based on the Interbank Equilibrium Interest Rate plus 30 basis points. IEnova used $357 million of the proceeds of the notes for the repayment of intercompany debt, including accrued interest, primarily to other Sempra Energy consolidated foreign entities.

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

HEDGE ACCOUNTING

We may designate a derivative as a cash flow hedging instrument if it effectively converts anticipated revenues or expenses to a fixed dollar amount. We may utilize cash flow hedge accounting for derivative commodity instruments, foreign currency instruments and interest rate instruments. Designating cash flow hedges is dependent on the business context in which the instrument is being used, the effectiveness of the instrument in offsetting the risk that a given future revenue or expense item may vary, and other criteria.

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

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes as of March 31, 2013 and December 31, 2012 as follows:

NET ENERGY DERIVATIVE VOLUMES

Segment and Commodity	March 31, 2013	December 31, 2012
California Utilities:
SDG&E:
Natural gas	25 million MMBtu	25 million MMBtu	(1)
Congestion revenue rights	26 million MWh	30 million MWh	(2)
SoCalGas - natural gas	2 million MMBtu	―

Energy-Related Businesses:
Sempra Natural Gas:
Electric power	2 million MWh	1 million MWh
Natural gas	27 million MMBtu	36 million MMBtu
Sempra Mexico - natural gas	1 million MMBtu	1 million MMBtu
(1)	Million British thermal units
(2)	Megawatt hours

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

The net notional amounts of our interest rate derivatives, excluding the cross-currency swaps discussed below, as of March 31, 2013 and December 31, 2012 were:

INTEREST RATE DERIVATIVES
(Dollars in millions)
	March 31, 2013		December 31, 2012
	Notional Debt	Maturities	Notional Debt	Maturities
Sempra Energy Consolidated
Cash flow hedges(1)	$436	2013-2028	$439	2013-2028
Fair value hedges	500	2013-2016	500	2013-2016
SDG&E
Cash flow hedge(1)	342	2019	345	2019
(1)	Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE.

FOREIGN CURRENCY DERIVATIVES

We are exposed to exchange rate movements at our Mexican subsidiaries, which have U.S. dollar denominated cash balances, receivables and payables (monetary assets and liabilities) that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. These subsidiaries also have deferred income tax assets and liabilities that are denominated in the Mexican peso, which must be translated into U.S. dollars for financial reporting purposes. From time to time, we may utilize short-term foreign currency derivatives at our subsidiaries and at the consolidated level as a means to manage the risk of exposure to significant fluctuations in our income tax expense from these impacts. We may also utilize cross-currency swaps to hedge exposure related to Mexican peso-denominated debt at our Mexican subsidiaries. On February 14, 2013, Sempra Mexico entered into cross-currency swap agreements, which were designated as cash flow hedges. We discuss the notional amount of the cross-currency swaps in Note 6.

FINANCIAL STATEMENT PRESENTATION

Each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions and cash collateral with the same counterparty when management believes a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, including the amount of cash collateral receivables that were not offset, as the cash collateral is in excess of liability positions.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	March 31, 2013
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)		$7		$13		$(19)		$(76)
Derivatives not designated as hedging instruments:
Interest rate and foreign exchange instruments		8		37		(7)		(32)
Commodity contracts not subject to rate recovery:		76		15		(104)		(18)
Associated offsetting commodity contracts		(71)		(13)		71		13
Associated offsetting cash collateral		―		―		18		1
Commodity contracts subject to rate recovery:		30		34		(20)		(1)
Associated offsetting commodity contracts		(6)		―		6		―
Associated offsetting cash collateral		―		―		11		1
Net amounts presented on the balance sheet		44		86		(44)		(112)
Additional margin posted for commodity contracts
not subject to rate recovery		20		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		24		―		―		―
Total		$88		$86		$(44)		$(112)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$	―	$	―		$(17)		$(58)
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery:		27		34		(18)		(1)
Associated offsetting commodity contracts		(5)		―		5		―
Associated offsetting cash collateral		―		―		10		1
Net amounts presented on the balance sheet		22		34		(20)		(58)
Additional margin posted for commodity contracts
not subject to rate recovery(4)		1		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		22		―		―		―
Total		$45		$34		$(20)		$(58)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery:		$3	$	―		$(2)	$	―
Associated offsetting commodity contracts		(1)		―		1		―
Associated offsetting cash collateral		―		―		1		―
Net amounts presented on the balance sheet		2		―		―		―
Additional margin posted for commodity contracts
not subject to rate recovery(4)		2		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		2		―		―		―
Total		$6	$	―	$	―	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.
(4)	Includes cash collateral not offset related to a negligible amount of commodity contracts not subject to rate recovery.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	December 31, 2012
								Deferred
								credits
		Current				Current		and other
		assets:				liabilities:		liabilities:
		Fixed-price		Investments		Fixed-price		Fixed-price
		contracts		and other		contracts		contracts
		and other		assets:		and other		and other
		derivatives(1)		Sundry		derivatives(2)		derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate instruments(3)		$7		$12		$(19)		$(64)
Commodity contracts not subject to rate recovery		1		―		―		―
Derivatives not designated as hedging instruments:
Interest rate instruments		8		40		(8)		(35)
Commodity contracts not subject to rate recovery:		117		15		(116)		(27)
Associated offsetting commodity contracts		(102)		(12)		102		12
Associated offsetting cash collateral		―		―		4		7
Commodity contracts subject to rate recovery:		30		35		(35)		(1)
Associated offsetting commodity contracts		(4)		―		4		―
Associated offsetting cash collateral		―		―		22		1
Net amounts presented on the balance sheet		57		90		(46)		(107)
Additional margin posted for commodity contracts
not subject to rate recovery		22		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		13		―		―		―
Total		$92		$90		$(46)		$(107)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$	―	$	―		$(17)		$(64)
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery:		28		35		(33)		(1)
Associated offsetting commodity contracts		(3)		―		3		―
Associated offsetting cash collateral		―		―		22		1
Net amounts presented on the balance sheet		25		35		(25)		(64)
Additional margin posted for commodity contracts
not subject to rate recovery(4)		1		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		12		―		―		―
Total		$38		$35		$(25)		$(64)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery:		$2	$	―		$(2)	$	―
Associated offsetting commodity contracts		(1)		―		1		―
Net amounts presented on the balance sheet		1		―		(1)		―
Additional margin posted for commodity contracts
not subject to rate recovery(4)		2		―		―		―
Additional margin posted for commodity contracts
subject to rate recovery		1		―		―		―
Total		$4	$	―		$(1)	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.
(4)	Includes cash collateral not offset related to a negligible amount of commodity contracts not subject to rate recovery.

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and on Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) for the three months ended March 31 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain on derivatives recognized in earnings
		Three months ended March 31,
	Location	2013	2012
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense	$2	$2
Interest rate instruments	Other Income, Net	―	2
Total(1)		$2	$4
(1)
There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain (loss) recognized					Gain (loss) reclassified from AOCI
	in OCI (effective portion)					into earnings (effective portion)
	Three months ended March 31,					Three months ended March 31,
	2013		2012		Location	2013		2012
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)		$(28)		$3	Interest Expense		$(3)		$(1)
					Equity Earnings,
Interest rate instruments		1		1	Before Income Tax		(2)		(2)
Total		$(27)		$4			$(5)		$(3)
SDG&E:
Interest rate instruments(1)		$1	$	―	Interest Expense		$(2)	$	―
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$	―		$(1)
(1)	Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE. There has been a negligible amount of ineffectiveness related to these swaps.

Sempra Energy Consolidated expects that losses of $21 million, which are net of income tax benefit, that are currently recorded in AOCI (including $10 million in noncontrolling interests) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates in effect when derivative contracts that are currently outstanding mature. The Sempra Energy Consolidated amount includes $9 million at SDG&E in noncontrolling interest related to Otay Mesa VIE.

SoCalGas expects that losses of $1 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

For all forecasted transactions, the maximum term over which we are hedging exposure to the variability of cash flows at March 31, 2013 is approximately 16 years and 6 years for Sempra Energy and SDG&E, respectively. The maximum term of hedged interest rate variability related to debt at Sempra Renewables’ equity method investees is 18 years.

We recorded negligible hedge ineffectiveness in the three-month periods ended March 31, 2013 and 2012.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended March 31,
	Location	2013		2012
Sempra Energy Consolidated:
Interest rate and foreign exchange
instruments	Other Income, Net		$7	$11
Commodity contracts not subject	Revenues: Energy-Related
to rate recovery	Businesses		(20)	11
Commodity contracts not subject
to rate recovery	Operation and Maintenance		―	1
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		9	(21)
Total			$(4)	$2
SDG&E:
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		$9	$(21)
SoCalGas:
Commodity contracts not subject
to rate recovery	Operation and Maintenance	$	―	$1

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

For Sempra Energy, the total fair value of this group of derivative instruments in a net liability position at March 31, 2013 and December 31, 2012 is $6 million and $8 million, respectively. As of March 31, 2013, if the credit ratings of Sempra Energy were reduced below investment grade, $6 million of additional assets could be required to be posted as collateral for these derivative contracts.

For SDG&E, the total fair value of this group of derivative instruments in a net liability position at March 31, 2013 and December 31, 2012 is $2 million and $6 million, respectively. As of March 31, 2013, if the credit ratings of SDG&E were reduced below investment grade, $2 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the three months ended March 31, 2013.

Recurring Fair Value Measures

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

The fair value of commodity derivative assets and liabilities is presented in accordance with our netting policy, as we discuss in Note 7 under “Financial Statement Presentation.”

The determination of fair values, shown in the tables below, incorporates various factors, including but not limited to, the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits, letters of credit and priority interests).

Our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 in the tables below include the following:

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

▪
We enter into commodity contracts and interest rate derivatives primarily as a means to manage price exposures. We primarily use a market approach with market participant assumptions to value these derivatives. Market participant assumptions include those about risk, and the risk inherent in the inputs to the valuation techniques. These inputs can be readily observable, market corroborated, or generally unobservable. We have exchange-traded derivatives that are valued based on quoted prices in active markets for the identical instruments (Level 1). We also may have other commodity derivatives that are valued using industry standard models that consider quoted forward prices for commodities, time value, current market and contractual prices for the underlying instruments, volatility factors, and other relevant economic measures (Level 2). All Level 3 recurring items are related to CRRs at SDG&E, as we discuss below under “Level 3 Information.” We record commodity derivative contracts that are subject to rate recovery as commodity costs that are offset by regulatory account balances and are recovered in rates.

▪	Investments include marketable securities that we value using a market approach based on closing prices reported in the active market in which the identical security is traded (Level 1).

There were no transfers into or out of Level 1, Level 2 or Level 3 for Sempra Energy Consolidated, SDG&E or SoCalGas during the periods presented, nor any changes in valuation techniques used in recurring fair value measurements.

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of March 31, 2013
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$569	$	―	$	―	$	―	$569
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		106		71		―		―	177
Municipal bonds		―		64		―		―	64
Other securities		―		134		―		―	134
Total debt securities		106		269		―		―	375
Total nuclear decommissioning trusts(1)		675		269		―		―	944
Interest rate instruments		―		65		―		―	65
Commodity contracts subject to rate recovery		22		2		58		―	82
Commodity contracts not subject to rate recovery		15		12		―		―	27
Total		$712		$348		$58	$	―	$1,118
Liabilities:
Interest rate and foreign exchange instruments	$	―		$134	$	―	$	―	$134
Commodity contracts subject to rate recovery		12		3		―		(12)	3
Commodity contracts not subject to rate recovery		15		23		―		(19)	19
Total		$27		$160	$	―		$(31)	$156

	At fair value as of December 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$539	$	―	$	―	$	―	$539
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		87		69		―		―	156
Municipal bonds		―		63		―		―	63
Other securities		―		130		―		―	130
Total debt securities		87		262		―		―	349
Total nuclear decommissioning trusts(1)		626		262		―		―	888
Interest rate instruments		―		68		―		―	68
Commodity contracts subject to rate recovery		13		―		61		―	74
Commodity contracts not subject to rate recovery		28		15		―		―	43
Investments		1		―		―		―	1
Total		$668		$345		$61	$	―	$1,074
Liabilities:
Interest rate instruments	$	―		$126	$	―	$	―	$126
Commodity contracts subject to rate recovery		23		9		―		(23)	9
Commodity contracts not subject to rate recovery		6		23		―		(11)	18
Total		$29		$158	$	―		$(34)	$153
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	At fair value as of March 31, 2013
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$569	$	―	$	―	$	―	$569
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		106		71		―		―	177
Municipal bonds		―		64		―		―	64
Other securities		―		134		―		―	134
Total debt securities		106		269		―		―	375
Total nuclear decommissioning trusts(1)		675		269		―		―	944
Commodity contracts subject to rate recovery		20		―		58		―	78
Commodity contracts not subject to rate recovery		1		―		―		―	1
Total		$696		$269		$58	$	―	$1,023

Liabilities:
Interest rate instruments	$	―		$75	$	―	$	―	$75
Commodity contracts subject to rate recovery		11		3		―		(11)	3
Total		$11		$78	$	―		$(11)	$78

	At fair value as of December 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$539	$	―	$	―	$	―	$539
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		87		69		―		―	156
Municipal bonds		―		63		―		―	63
Other securities		―		130		―		―	130
Total debt securities		87		262		―		―	349
Total nuclear decommissioning trusts(1)		626		262		―		―	888
Commodity contracts subject to rate recovery		12		―		61		―	73
Commodity contracts not subject to rate recovery		1		―		―		―	1
Total		$639		$262		$61	$	―	$962

Liabilities:
Interest rate instruments	$	―		$81	$	―	$	―	$81
Commodity contracts subject to rate recovery		23		8		―		(23)	8
Total		$23		$89	$	―		$(23)	$89
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	At fair value as of March 31, 2013
								Collateral
		Level 1		Level 2		Level 3		netted		Total
Assets:
Commodity contracts subject to rate recovery		$2		$2	$	―	$	―		$4
Commodity contracts not subject to rate recovery		2		―		―		―		2
Total		$4		$2	$	―	$	―		$6

Liabilities:
Commodity contracts subject to rate recovery		$1	$	―	$	―		$(1)	$	―
Total		$1	$	―	$	―		$(1)	$	―

	At fair value as of December 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted		Total
Assets:
Commodity contracts subject to rate recovery		$1	$	―	$	―	$	―		$1
Commodity contracts not subject to rate recovery		3		―		―		―		3
Total		$4	$	―	$	―	$	―		$4

Liabilities:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$	―		$1
Total	$	―		$1	$	―	$	―		$1

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of CRRs classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended March 31,
	2013		2012
Balance as of January 1		$61		$23
Realized and unrealized (losses) gains		(1)		2
Allocated transmission instruments		―		1
Settlements		(2)		(5)
Balance as of March 31		$58		$21
Change in unrealized gains or losses relating to
instruments still held at March 31	$	―	$	―

SDG&E’s Energy and Fuel Procurement department, in conjunction with SDG&E’s finance group, is responsible for determining the appropriate fair value methodologies used to value and classify CRRs on an ongoing basis. Inputs used to determine the fair value of CRRs are reviewed and compared with market conditions to determine reasonableness. All costs related to CRRs are expected to be recoverable through customer rates. As such, there is no impact to earnings from changes in the fair value of these instruments.

CRRs are recorded at fair value based almost entirely on the most current auction prices published by the California Independent System Operator (ISO), an objective source. The impact associated with discounting is negligible. Because auction prices are a less observable input, these instruments are classified as Level 3. Auction prices range from $(11) per MWh to $12 per MWh at a given location, and the fair value of these instruments is derived from auction price differences between two locations. Positive values between two locations represent expected future reductions in congestion costs, whereas negative values between two locations represent expected future charges. Valuation of our CRRs is sensitive to a change in auction price. If auction prices at one location increase (decrease) relative to another location, this could result in a higher (lower) fair value measurement. We summarize CRR volumes in Note 7. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power, which is recoverable in rates, on the Condensed Consolidated Statements of Operations. Unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings.

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments at March 31, 2013 and December 31, 2012:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	March 31, 2013
	Carrying	Fair Value
	Amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Total long-term debt(1)	$11,889	$	―	$12,389		$954	$13,343
Preferred stock of subsidiaries	99		―	108		―	108
SDG&E:
Total long-term debt(2)	$4,133	$	―	$4,368		$342	$4,710
Contingently redeemable preferred stock	79		―	85		―	85
SoCalGas:
Total long-term debt(3)	$1,413	$	―	$1,596	$	―	$1,596
Preferred stock	22		―	25		―	25

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Investments in affordable housing partnerships(4)	$12	$	―	$ ―		$36	$36
Total long-term debt(1)	11,873		―	12,287		956	13,243
Preferred stock of subsidiaries	99		―	107		―	107
SDG&E:
Total long-term debt(2)	$4,135	$	―	$4,243		$345	$4,588
Contingently redeemable preferred stock	79		―	85		―	85
SoCalGas:
Total long-term debt(3)	$1,413	$	―	$1,599	$	―	$1,599
Preferred stock	22		―	24		―	24
(1)
Before reductions for unamortized discount (net of premium) of $16 million at both March 31, 2013 and December 31, 2012, and excluding capital leases of $188 million at March 31, 2013 and $189 million at December 31, 2012, and commercial paper classified as long-term debt of $300 million at December 31, 2012. We discuss our long-term debt in Note 6 above and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(2)
Before reductions for unamortized discount of $12 million at both March 31, 2013 and December 31, 2012, and excluding capital leases of $184 million at March 31, 2013 and $185 million at December 31, 2012.

(3)	Before reductions for unamortized discount of $4 million at both March 31, 2013 and December 31, 2012, and excluding capital leases of $4 million at both March 31, 2013 and December 31, 2012.
(4)	Investments in affordable housing partnerships at Parent and Other.

We base the fair value of certain of our long-term debt and preferred stock on a market approach using quoted market prices for identical or similar securities in thinly-traded markets (Level 2). We value other long-term debt using an income approach based on the present value of estimated future cash flows discounted at rates available for similar securities (Level 3).

We calculated the fair value of our investments in affordable housing partnerships using an income approach based on the present value of estimated future cash flows discounted at rates available for similar investments (Level 3).

Nuclear Decommissioning Trusts

We discuss SDG&E’s investments in nuclear decommissioning trust funds in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross		Gross	Estimated
		Unrealized		Unrealized	Fair
	Cost	Gains		Losses	Value
As of March 31, 2013:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$170	$8		$(1)	$177
Municipal bonds(2)	58	6		―	64
Other securities(3)	129	6		(1)	134
Total debt securities	357	20		(2)	375
Equity securities	238	333		(2)	569
Cash and cash equivalents	8	―		―	8
Total	$603	$353		$(4)	$952
As of December 31, 2012:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$147	$9	$	―	$156
Municipal bonds	57	6		―	63
Other securities	121	10		(1)	130
Total debt securities	325	25		(1)	349
Equity securities	249	292		(2)	539
Cash and cash equivalents	20	―		―	20
Total	$594	$317		$(3)	$908
(1)	Maturity dates are 2013-2042
(2)	Maturity dates are 2013-2111
(3)	Maturity dates are 2013-2112

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended March 31,
	2013	2012
Proceeds from sales	$134	$129
Gross realized gains	5	4
Gross realized losses	(3)	―

Net unrealized gains (losses) are included in Regulatory Liabilities Arising from Removal Obligations on the Condensed Consolidated Balance Sheets. We determine the cost of securities in the trusts on the basis of specific identification.

Non-Recurring Fair Value Measures – Sempra Energy Consolidated

We discuss non-recurring fair value measures and the associated accounting impact on our investments in RBS Sempra Commodities, our Argentine utilities and Rockies Express in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 9. CALIFORNIA UTILITIES' REGULATORY MATTERS

We discuss matters affecting our California Utilities in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, and provide updates to those discussions and details of any new matters below.

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

In February 2012, the California Utilities filed amendments to update their July 2011 revised applications. With these amendments, SDG&E is requesting a revenue requirement in 2012 of $1.849 billion, an increase of $235 million (or 14.6 percent) over 2011, of which $67 million is being requested for cost recovery of the incremental wildfire insurance premiums which are not included in the 2011 revenue requirement as set forth in the 2008 GRC. SoCalGas is requesting a revenue requirement in 2012 of $2.112 billion, an increase of $268 million (14.5 percent) over 2011.

In March 2013, the CPUC issued a proposed draft decision (2012 GRC PD) that would establish a 2012 revenue requirement of $1.749 billion for SDG&E and $1.952 billion for SoCalGas. This represents an increase of $135 million (8.4 percent) and $108 million (5.9 percent) over the authorized 2011 revenue requirements of SDG&E and SoCalGas, respectively. The 2012 GRC PD would also establish a four-year GRC period (through 2015); subsequent escalation of the adopted revenue requirements for years 2013, 2014 and 2015 based on the Consumer Price Index – Urban (CPI-U); and the continuation of the Z-Factor mechanism for qualifying cost recovery. The Z-Factor mechanism allows the California Utilities to seek cost recovery of significant cost increases, under certain circumstances, incurred between GRC filings from unforeseen events subject to a $5 million deductible per event.

On April 18, 2013, the California Utilities filed comments in response to the 2012 GRC PD with the CPUC recommending changes to the proposed 2012 revenue requirements, citing significant errors that should be addressed. The issues identified by the California Utilities in their filed comments equate to the 2012 GRC PD’s proposed revenue requirement being understated by $3 million and $52 million for SDG&E and SoCalGas, respectively. Among the major issues in the 2012 GRC PD identified by the California Utilities in the filed comments are: 1) discrepancies between the detail in the model used by the CPUC in determining the proposed 2012 revenue requirements when compared to the language in the 2012 GRC PD; 2) recovery of amounts for the funding of pension plans that are in excess of what the current funding levels of these plans are expected to be based on current pension funding guidelines; 3) reductions for the funding of critical SoCalGas gas operations and customer service departments; and 4) the level of funding for the employees’ short-term incentive compensation plans when compared to the CPUC’s assessment of the level of total employee compensation for the California Utilities and to what has been approved in other recent California investor-owned utilities’ GRC decisions.

In addition to the issues comprising the understatement of the 2012 GRC PD’s revenue requirement for 2012, the filed comments also identify an inconsistency in the 2012 GRC PD’s design of the proposed attrition mechanism when compared to the attrition mechanism adopted in other recent California investor-owned utilities’ GRC decisions. The 2012 GRC PD proposes the use of the CPI-U, rather than a utility-industry index, as the basis for Post Test Year escalation. The filed comments provide a comparison of what the attrition would be based on the CPI-U as compared to the attrition mechanism adopted in recent GRCs for other regulated utilities. This comparison shows that, on average over the past five years (2007 – 2012), the utility-industry index for SDG&E and SoCalGas was 170 basis points (1.7 percent) and 140 basis points (1.4 percent) higher, respectively, than the CPI-U. In their filed comments, the California Utilities urge the CPUC to reject the use of the CPI-U as the index and adopt a utility-industry index or indices, similar to what was adopted for other California investor-owned utilities in their most recent GRC proceedings.

We expect a final CPUC decision, which will be made effective retroactive to January 1, 2012, in the second quarter of 2013. The financial impact of the final CPUC decision, retroactive to January 1, 2012, will be reflected in the California Utilities’ financial statements in the period in which the final CPUC decision is issued. Because a final decision for the 2012 GRC was not issued by March 31, 2013, the California Utilities have recorded revenues in 2012 and in the first quarter of 2013 based on levels authorized in 2011 plus, for SDG&E and consistent with the recent CPUC decisions for cost recovery for SDG&E’s incremental wildfire insurance premiums, an amount for the recovery of 2012 wildfire insurance premiums.

Cost of Capital

A cost of capital proceeding determines a utility’s authorized capital structure and authorized rate of return on rate base (ROR), which is a weighted average of the authorized returns on debt, preferred stock, and common equity (return on equity or ROE), weighted on a basis consistent with the authorized capital structure. The authorized ROR is the rate that the California Utilities are authorized to use in establishing rates to recover the cost of debt and equity used to finance their investment in electric and natural gas distribution, natural gas transmission and electric generation assets. In addition, a cost of capital proceeding also addresses the automatic ROR adjustment mechanism which applies market-based benchmarks to determine whether an adjustment to the authorized ROR is required during the interim years between cost of capital proceedings.

SDG&E and SoCalGas filed separate applications with the CPUC in April 2012 to update their cost of capital effective January 1, 2013. The CPUC issued a ruling in June 2012 bifurcating the proceeding. Phase 1 addressed each utility’s cost of capital for 2013, with a final decision issued in December 2012, which granted SDG&E and SoCalGas an authorized ROR of 7.79 percent and 8.02 percent, respectively. The CPUC-authorized ROR in effect prior to the effective date of this decision was 8.40 percent for SDG&E and 8.68 percent for SoCalGas. We provide additional details regarding the cost of capital proceeding in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. Phase 2 addressed the cost of capital adjustment mechanisms for SDG&E, SoCalGas, Southern California Edison (Edison) and Pacific Gas & Electric Company (PG&E).

SDG&E, SoCalGas, PG&E, Edison and the Division of Ratepayer Advocates (DRA) sponsored a joint stipulation in Phase 2 of the proceeding. In March 2013, the CPUC’s final decision adopted the joint stipulation, as proposed. SDG&E retains its current cost of capital adjustment mechanism, and SoCalGas will implement this same adjustment mechanism, which we describe in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. Both utilities are forgoing their proposed off-ramp provision.

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

In February 2012, the assigned Commissioner in the TCAP issued a ruling setting a schedule for the review of the SDG&E and SoCalGas PSEP with evidentiary hearings held in August 2012. SDG&E and SoCalGas expect a final decision in 2013. In April 2012, the CPUC issued an interim decision in the rulemaking proceeding formally transferring the PSEP to the TCAP and authorizing SDG&E and SoCalGas to establish regulatory accounts to record the incremental costs of initiating the PSEP prior to a final decision on the PSEP. The TCAP proceeding will address the recovery of the costs recorded in the regulatory account.

In April 2012, the CPUC issued a decision expanding the scope of the rulemaking proceeding to incorporate the provisions of California Senate Bill (SB) 705, which requires gas utilities to develop and implement a plan for the safe and reliable operation of their gas pipeline facilities. SDG&E and SoCalGas submitted their pipeline safety plans in June 2012. The CPUC decision also orders the utilities to undergo independent management and financial audits to assure that the utilities are fully meeting their safety responsibilities. CPSD will select the independent auditors and will oversee the audits. A schedule for the audits has not been established. In December 2012, the CPUC issued a final decision accepting the utility safety plans filed pursuant to SB 705.

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

We provide additional information regarding these incentive mechanisms in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, and below.

Natural Gas Procurement

In the first quarter of 2012, the CPUC approved and SoCalGas recorded SoCalGas’ application for its Gas Cost Incentive Mechanism (GCIM) award of $6.2 million for natural gas procured for its core customers during the 12-month period ending March 31, 2011. SoCalGas expects a final decision on its pending application requesting a GCIM award of $5.4 million for the 12-month period ending March 31, 2012 in the second half of 2013.

SDG&E MATTERS

San Onofre Nuclear Generating Station (SONGS)

SDG&E has a 20-percent ownership interest in San Onofre Nuclear Generating Station (SONGS), a 2,150-MW nuclear generating facility near San Clemente, California. SONGS is operated by Edison and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) and the CPUC.

In 2005, the CPUC authorized a project to install four new steam generators in Units 2 and 3 at SONGS and remove and dispose of their predecessor generators. Edison completed the installation of these steam generators in 2010 and 2011 for Units 2 and 3, respectively. In January 2012, a water leak occurred in the Unit 3 steam generator which caused it to be shut down. Edison conducted inspection testing and determined that the water leak was the result of excessive wear from tubes rubbing against each other as well as against retainer bars in the heat transfer tube bundles. Unit 2 was shut down at the time of this event for a planned maintenance and refueling outage. Inspection of Unit 2 steam generators performed in February 2012 found unexpectedly high levels of wear in some heat transfer tubes of the Unit 2 steam generators. As a result of these findings, Edison has plugged and removed from service all tubes showing excessive wear in each of the steam generators. In addition, Edison has preventively plugged all tubes in contact with the retainer bars or in the area of the tube bundles where tube-to-tube contact occurred. As of the filing date of this report, both Units 2 and 3 remain offline.

Restart of one or both of the Units will need to be approved by the NRC. In March 2012, the NRC issued a Confirmatory Action Letter (CAL) that required NRC permission to restart Unit 2 and Unit 3 and outlined actions that Edison must complete before permission to restart either Unit may be sought. The NRC could also impose additional inspections and assessment processes that could result in significant costs or additional delay. In October 2012, Edison submitted to the NRC a response to the CAL along with a restart plan for Unit 2, proposing to operate the Unit at a reduced power level for five months and then shut it down for further inspection. The plan submitted to the NRC does not address Unit 3. The NRC has been engaged in a series of inspections, evaluations, reviews and public meetings about the causes of the outage and to verify that Edison has performed the actions described in the CAL response. The NRC has made numerous requests for additional information to determine whether to allow SONGS to operate at less than 100 percent thermal power or have Edison submit further operational assessments demonstrating the structural integrity of the steam generator tubes at 100 percent thermal power. The CAL is also currently the subject of a hearing request before the NRC.

Although Edison has advised the NRC that it does not believe a license amendment would be required, in March 2013 Edison voluntarily submitted an additional operational assessment addressing the issue of structural integrity at 100 percent thermal power, and in April 2013, Edison submitted a license amendment request (LAR) for Unit 2. The LAR is intended to modify the license to reflect the reduced maximum power level, as a temporary change for approximately two years, after which new amendments for long-term power operations would be required. The NRC published the LAR in the Federal Register on April 16, 2013. In the Federal Register notice, the NRC explained that it has made a proposed determination that the LAR involves no significant hazards consideration (NSHC). Third parties have 30 days after the date of publication of the notice to submit comments on the proposed NSHC determination and 60 days to file requests for a hearing or petitions to intervene. If the NRC makes a NSHC determination, then a license amendment can be issued without further proceeding. If the NRC does not make such a NSHC determination, then the LAR could become subject to an extensive public hearing process prior to its issuance of a license amendment. Even if the NRC does make a final NSHC determination and issues the license amendment, any such determination could be subject to a motion for stay of issuance of the license amendment before the NRC or the applicable United States Court of Appeals.

In summary, two separate processes are underway at the NRC that will affect whether Edison will be in a position to restart Unit 2 in a timely manner. The NRC must approve a restart under the CAL and must issue the requested license amendment before Unit 2 restart can proceed. Both of these processes are subject to potentially extended hearings prior to the NRC taking the requested action. In addition, the NRC is not obligated to act on either request within a specified period of time and may decline to approve a restart of Unit 2 under the CAL, issue the requested license amendment, or both.

Accordingly, there can be no assurance about the length of time the NRC may take to review the request to restart Unit 2 and other submissions, including the operational assessment and the LAR, or whether the request to restart will be granted in whole or in part. However, in connection with making the LAR, Edison has requested the NRC Staff to reach conclusions about the restart of Unit 2 by June 1, if possible. Based on discussions with Edison, neither SDG&E nor Edison expect such decision by the requested date.

Also, due to the more extensive tube-to-tube wear that occurred in Unit 3, it remains unclear whether Unit 3 will be able to restart without additional repairs and corrective actions. The ability to restart Unit 3 may also be affected by the information obtained about the operating performance of Unit 2, should Unit 2 be restarted. Each Unit will only be restarted when all necessary repairs and appropriate mitigation plans for that Unit are completed in accordance with the CAL and when the NRC and Edison are satisfied that it is safe to restart and operate such Unit.

If Edison is unable to restart Unit 2, a retirement of Unit 2 could also result in the retirement of Unit 3. If Unit 2 does restart, then an assessment of the feasibility of restarting Unit 3 without extensive repairs will be conducted. Without a restart of Unit 2, a decision to retire one or both Units could be made before year-end 2013. Through March 31, 2013, SDG&E’s proportional investment in the steam generators, net of accumulated depreciation, was approximately $149 million. In March 2013, Edison filed the final costs for the steam generator project with the CPUC. The total project costs, after adjusting for inflation using the Handy-Whitman Index, was within the amount authorized in the CPUC decision approving the project.

In October 2012, the CPUC issued an Order Instituting Investigation (OII) into the SONGS outage pursuant to California Public Utilities Code Section 455.5 to determine whether Edison and SDG&E should remove from customer rates some or the entire revenue requirement associated with the portion of the facility that is out of service. This OII will consolidate all SONGS issues from related regulatory proceedings and consider the appropriate cost recovery for SONGS, including among other costs, the cost of the steam generator replacement project, replacement power costs, capital expenditures, operation and maintenance costs and seismic study costs. The OII requires that all costs related to SONGS incurred since January 1, 2012 be tracked in a separate memorandum account, with all revenues collected in recovery of such costs subject to refund, and will address the extent to which such revenues, if any, will be required to be refunded to customers.

During the unscheduled outage at SONGS, SDG&E has procured replacement power, the cost of which is fully recovered in revenues subject to review and potential disallowance by the CPUC. The estimated replacement power cost requirements specified in the OII proceeding, including estimated foregone energy sales from excess SONGS production, produce a replacement power cost estimate, in excess of avoided nuclear fuel costs, that is incurred by SDG&E through March 31, 2013, as a result of the unscheduled SONGS outage (commencing in 2012 on January 31 for Unit 3 and March 5 for Unit 2) of approximately $107 million, of which $35 million was incurred in the first quarter of 2013. Total replacement power costs will not be known until the Units are returned to service and are fully operational.

Currently, SDG&E is collecting in customer rates its share of the operating costs, depreciation and return on its investment in SONGS. In 2012, SDG&E recognized approximately $199 million of revenue associated with its investment in SONGS and related operating costs. For the quarter ended March 31, 2013, SDG&E recognized an estimated $39 million of such revenue. Following is a summary of SDG&E’s March 31, 2013 net book investment, excluding any decommissioning-related assets and liabilities, and its rate base investment in SONGS:

SUMMARY OF SDG&E NET BOOK INVESTMENT AND RATE BASE INVESTMENT IN SONGS(1)
(Dollars in millions)
	Unit 2	Unit 3	Common Plant	Total
Net book investment:
Net property, plant and equipment, including
construction work in progress	$151	$115	$127	$393
Materials and supplies	―	―	10	10
Nuclear fuel	―	―	116	116
Net book investment	$151	$115	$253	$519

Rate base investment	$99	$94	$78	$271
(1)	Excludes nuclear decommissioning-related assets and liabilities.

Under Section 455.5, any determination to adjust rates would be made after the CPUC conducts hearings. If, after investigation and hearings, the CPUC were to require SDG&E to reduce rates as a result of a Unit being out of service and the Unit is subsequently returned to service, rates may be readjusted to reflect that return to service after 100 continuous hours of operation. Notwithstanding the requirements of Section 455.5, the CPUC may institute other proceedings relating to the impact of the extended outage at SONGS and its potential effects on rates.

A ruling was issued in January 2013 setting the initial scope and schedule for the OII, which will be managed in phases. The first phase will identify the costs at issue, including the excess replacement power costs, for 2012, with a decision expected by mid-2013. Phase 2 will address the issue of costs remaining in rates, with a decision expected by the end of 2013. Phase 3 will review the steam generator replacement project costs for reasonableness, with a decision expected by the end of 2014. Costs at issue for 2013 would be addressed in a fourth phase of the OII, but a schedule for this phase has not been established.

SDG&E continues to provide information to the CPUC in response to inquiries stemming from the OII, and it is SDG&E’s intent to continue to pursue continued recovery in rates of its investment in SONGS (including the cost of the steam generator replacement project), it’s authorized return on its investment in SONGS and recovery of all costs incurred related to its proportionate share of the SONGS operating and maintenance costs and the cost incurred for replacement power in excess of avoided nuclear fuel costs. As of March 31, 2013, it is SDG&E’s opinion that there is insufficient information available to conclude that it is probable that the CPUC will require SDG&E to refund any of the SONGS revenue that is subject to review in the OII to customers. Should SDG&E conclude that it is probable that a portion or all of such revenue will be required to be refunded to customers, SDG&E will record a charge against earnings at the time such conclusion is reached.

The steam generators were designed and supplied by Mitsubishi Heavy Industries (MHI) and are warranted for an initial period of 20 years from acceptance. MHI is contractually obligated to repair or replace defective items and to pay specified damages for certain repairs. In July 2012, the NRC issued a report providing the result of the inspection performed by the Augmented Inspection Team (AIT) of Edison’s performance as the SONGS Operating Agent. The inspection concluded that faulty computer modeling that inadequately predicted conditions in the steam generators at SONGS and manufacturing issues contributed to excessive wear of the components. The most probable causes of the tube-to-tube wear were a combination of higher than predicted thermal/hydraulic conditions and changes in the manufacturing of the Unit 3 steam generators. This report also identified a number of yet unresolved issues that are continuing to be examined. Edison’s purchase contract with MHI states that MHI’s liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include the cost of replacement power. Such limitations in the contract are subject to certain exceptions. Edison, on behalf of all owners, has formally notified MHI that it believes that one or more of such exceptions now apply and that MHI’s liability is not limited to $138 million. MHI has advised Edison that it disagrees with Edison’s position. This disagreement may ultimately become the subject of dispute resolution procedures as set forth in the contract with MHI, including international arbitration. Edison has submitted invoices on behalf of all owners to MHI in the aggregate amount of $139 million for certain steam generator repair costs incurred through February 28, 2013, of which MHI has paid $45 million but reserved the right to challenge any of the charges in the invoice. In January 2013, MHI advised Edison that it rejected a portion of the first invoice and required further documentation regarding the remainder of the invoice. Edison expects to continue to invoice MHI for any additional costs incurred.

SDG&E is a named insured on the Edison insurance policies covering SONGS. These policies, issued by Nuclear Electric Insurance Limited (NEIL), cover nuclear property and non-nuclear property damage at the SONGS facility, as well as accidental outage insurance. Edison has placed NEIL on notice of potential claims for loss recovery. As of the date of this report, Edison submitted to NEIL a separate Partial Proof of Loss on behalf of each of Edison, SDG&E and the City of Riverside in connection with the outages of SONGS Units 2 and 3 through December 29, 2012, that total $234 million. The NEIL policies contain a number of exclusions and limitations that may reduce or eliminate coverage. SDG&E will assist Edison in pursuing claims recoveries from NEIL, as well as warranty claims with MHI, but there is no assurance that SDG&E will recover all or any of its applicable costs pursuant to these arrangements. We provide additional information about insurance related to SONGS in Note 10.

Edison is also addressing a number of other regulatory and performance issues at SONGS. Edison continues to implement plans and address the identified issues, however a number of these issues remain outstanding. To the extent that these issues persist, it is likely that additional action will be required by Edison, which may result in increased SONGS operating costs and/or materially adversely impacted operations. Currently, SDG&E is allowed to fully offset its share of SONGS operating costs in revenue. If further action is required, it may result in an increase in SDG&E’s Operation and Maintenance expense, with any increase being fully offset in Operating Revenues – Electric.

In light of the aftermath and the significant safety events at the Fukushima Daiichi nuclear plant in Japan resulting from the earthquake and tsunami in March 2011, the NRC plans to perform additional operation and safety reviews of nuclear facilities in the United States. The NRC has also required additional actions by licensees to address severe accident risk and has requested additional analysis on external hazards such as seismic and tsunami. The lessons learned from the events in Japan and the results of the NRC reviews may materially impact future operations and capital requirements at nuclear facilities in the United States, including the operations and capital requirements at SONGS.

We provide more information about SONGS in Note 10 following and in Notes 6, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Power Procurement and Resource Planning

Cleveland National Forest Transmission Projects

SDG&E filed an application with the CPUC in October 2012 for a permit to construct various transmission replacement projects in and around the Cleveland National Forest. The proposed projects will replace and fire-harden five transmission lines at an estimated cost of $420 million. The projects are subject to review by the U.S. Forest Service (USFS). A joint environmental report will be developed by the CPUC and USFS. SDG&E expects a CPUC decision approving the transmission projects in 2014. We expect the projects to be in service by 2017.

South Orange County Reliability Enhancement

SDG&E filed an application with the CPUC in May 2012 for a Certificate of Public Convenience and Necessity to construct the South Orange County Reliability Enhancement project. The purpose of the project is to enhance the capacity and reliability of SDG&E’s electric service to the south Orange County area. The proposed project primarily includes replacing and upgrading approximately eight miles of transmission lines and rebuilding and upgrading a substation at an existing site. SDG&E expects a final CPUC decision approving the estimated $473 million project in 2014. SDG&E obtained approval for the project from the ISO in May 2011. The project is planned to be in service by the second half of 2017.

Incremental Insurance Premium Cost Recovery

Since December 2010, the CPUC has approved SDG&E’s requests to recover in rates the incremental increase in its general liability and wildfire liability insurance premium costs starting with the July 2009/June 2010 policy period and for each subsequent policy period through December 31, 2011, which SDG&E began incurring commencing July 1, 2009.

In the CPUC’s December 2010 decision, discussed above and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report, the CPUC directed SDG&E to include in its 2012 GRC application the amount of the incremental wildfire insurance premiums it would be seeking recovery for in rates subsequent to December 31, 2011. SDG&E’s 2012 GRC application does request $67 million of revenue requirement for cost recovery of wildfire insurance premiums in 2012. As a decision on SDG&E’s 2012 GRC application is pending with the CPUC, and based on the CPUC’s rulings for the recovery of the cost of the incremental wildfire insurance premiums incurred since July 2009, SDG&E’s first quarter 2012 and 2013 revenue reflects the recovery of the cost of the incremental wildfire insurance premiums at a level consistent with what was approved for recovery for the policy period starting July 2011.

Excess Wildfire Claims Cost Recovery

SDG&E and SoCalGas filed an application, along with other related filings, with the CPUC in August 2009 proposing a new framework and mechanism for the future recovery of all wildfire-related expenses for claims, litigation expenses and insurance premiums that are in excess of amounts authorized by the CPUC for recovery in distribution rates. In December 2012, the CPUC issued a final decision that ultimately did not approve the proposed framework for the utilities but allowed SDG&E to maintain its authorized memorandum account, so that SDG&E may file applications with the CPUC requesting recovery of amounts properly recorded in the memorandum account at a later time, subject to reasonableness review.

SDG&E intends to pursue recovery of such costs in a future application. SDG&E will continue to assess the potential for recovery of these costs in rates. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated as of March 31, 2013, the resulting after-tax charge against earnings would have been up to $190 million. In addition, in periods following any such conclusion, SDG&E’s earnings will be adversely impacted by increases in the estimated cost to litigate or settle pending wildfire claims. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

We provide additional information about 2007 wildfire litigation costs and their recovery in Note 10.

NOTE 10. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

We accrue losses for legal proceedings when it is probable that a loss has been incurred and the amounts of the loss can be reasonably estimated. However, the uncertainties inherent in legal proceedings make it difficult to estimate with reasonable certainty the costs and effects of resolving these matters. Accordingly, actual costs incurred may differ materially from amounts accrued, may exceed applicable insurance coverage and could materially adversely affect our business, cash flows, results of operations, financial condition and prospects. Unless otherwise indicated, we are unable to estimate reasonably possible losses in excess of any amounts accrued.

At March 31, 2013, Sempra Energy’s accrued liabilities for material legal proceedings, on a consolidated basis, were $283 million. At March 31, 2013, accrued liabilities for material legal proceedings for SDG&E and SoCalGas were $267 million and $5 million, respectively. At March 31, 2013, accrued liabilities of $266 million at Sempra Energy and SDG&E were related to wildfire litigation discussed below.

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

SDG&E filed cross-complaints against Cox seeking indemnification for any liability that SDG&E might incur in connection with the Guejito fire, two SDG&E contractors seeking indemnification in connection with the Witch fire, and one SDG&E contractor seeking indemnification in connection with the Rice fire. SDG&E settled its claims against Cox and the three contractors for a total of approximately $824 million. Among other things, the settlement agreements provide that SDG&E will defend and indemnify Cox and the three contractors against all compensatory damage claims and related costs arising out of the wildfires.

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

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has settled the claims of approximately 5,250 of these plaintiffs, including all of the government entities. Approximately 1,100 of the approximately 1,250 remaining individual and business plaintiffs have submitted settlement demands and damage estimates totaling approximately $1 billion. SDG&E does not expect a significant number of additional plaintiffs to file lawsuits given the applicable statutes of limitation, but does expect to receive additional settlement demands and damage estimates from existing plaintiffs as settlement negotiations continue. SDG&E has established reserves for the wildfire litigation as we discuss below.

SDG&E’s settled claims and defense costs have exceeded its $1.1 billion of liability insurance coverage for the covered period and the $824 million recovered from third parties. It expects that its wildfire reserves and amounts paid to resolve wildfire claims will continue to increase as it obtains additional information.

As we discuss in Note 9, SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of its reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and the amounts recovered from third parties. Accordingly, although such recovery will require future regulatory approval, at March 31, 2013, Sempra Energy and SDG&E have recorded assets of $360 million in Regulatory Assets Arising From Wildfire Litigation Costs on their Condensed Consolidated Balance Sheets, including $321 million related to CPUC-regulated operations, which represents the amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts recovered from third parties. SDG&E will increase the regulatory assets if the estimate of amounts to settle remaining claims increases.

SDG&E will continue to assess the probability of recovery of these excess wildfire costs in rates. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated as of March 31, 2013, the resulting after-tax charge against earnings would have been up to $190 million. In addition, in periods following any such conclusion, SDG&E’s earnings will be adversely impacted by increases in the estimated cost to litigate or settle pending wildfire claims. We provide additional information about excess wildfire claims cost recovery and related CPUC actions in Note 9 and discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E’s cash flow may be materially adversely affected due to the timing differences between the resolution of claims and the recoveries in rates, which may extend over a number of years. Also, recovery from customers will require future regulatory actions, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s businesses, financial condition, cash flows, results of operations and prospects.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of related recoveries in rates and will make appropriate adjustments to wildfire reserves and the related regulatory assets as additional information becomes available.

Since 2010, as liabilities for wildfire litigation have become reasonably estimable in the form of settlement demands, damage estimates, and other damage information, SDG&E has recorded related reserves as a liability. The impact of this liability at March 31, 2013 is offset by the recognition of regulatory assets, as discussed above, for reserves in excess of the insurance coverage and recoveries from third parties. The impact of the reserves on SDG&E’s and Sempra Energy’s after-tax earnings was $0.3 million and $1.6 million for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2013, wildfire litigation reserves were $266 million ($221 million current and $45 million long-term). Additionally, through March 31, 2013, SDG&E has expended $190 million (cumulative, excluding amounts covered by insurance and amounts recovered from third parties) to pay for the settlement of wildfire claims and related costs.

Sunrise Powerlink Electric Transmission Line

The Sunrise Powerlink is a 117-mile, 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region that was energized and placed in service in June 2012.  The Sunrise Powerlink project was approved by the CPUC in December 2008, the Bureau of Land Management (BLM) in January 2009, and the USFS in July 2010. Numerous administrative appeals and legal challenges have been resolved in favor of the project. Three legal challenges are pending.

In February 2010, project opponents filed a lawsuit in Federal District Court in San Diego alleging that the BLM failed to properly address the environmental impacts of the approved Sunrise Powerlink route and the related potential development of renewable resources in east San Diego County and Imperial County. In July 2012, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s grant of the defendants’ motion for summary judgment.

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

In February 2011, opponents of the Sunrise Powerlink filed a lawsuit in Sacramento County Superior Court against the State Water Resources Control Board and SDG&E alleging that the water quality certification issued by the Board under the Federal Clean Water Act violated the California Environmental Quality Act. The Superior Court denied the plaintiffs’ petition in July 2012, and the plaintiffs have appealed.

SDG&E is currently evaluating a claim for additional compensation submitted by one of its contractors on the Sunrise Powerlink project. The contractor was awarded the transmission line overhead and underground construction contract on a fixed-fee basis of $456 million after agreed-upon amendments. The contractor has submitted a request for additional compensation above the fixed-fee portion of the contract, seeking an additional $230 million. At this time, based on the documentation submitted by the contractor and the terms of the fixed-fee agreement, SDG&E has concluded that the contractor has not supported its claim for additional compensation in the amount it has requested.

September 2011 Power Outage

In September 2011, a power outage lasting approximately 12 hours affected millions of people from Mexico to southern Orange County, California. Within several days of the outage, several SDG&E customers filed a class action lawsuit in Federal District Court in San Diego against Arizona Public Service Company, Pinnacle West, and SDG&E alleging that the companies failed to prevent the outage. The lawsuit seeks recovery of unspecified amounts of damages, including punitive damages. In July 2012, the court granted SDG&E’s motion to dismiss the punitive damages request and dismissed Arizona Public Service Company and Pinnacle West from the lawsuit. In addition, more than 7,000 customers’ claims, primarily related to food spoilage, have been submitted directly to SDG&E. The Federal Energy Regulatory Commission (FERC) and North American Electric Reliability Corporation (NERC) conducted a joint inquiry to determine the cause of the power failure and issued a report in May 2012 regarding their findings. The report does not make any findings of failure on SDG&E’s part that led to the power failure.

Smart Meters Patent Infringement Lawsuit

In October 2011, SDG&E was sued by a Texas design and manufacturing company in Federal District Court, Southern District of California, and later transferred to the Federal District Court, Western District of Oklahoma, alleging that SDG&E’s recently installed smart meters infringed certain patents. The meters were purchased from a third party vendor that has agreed to defend and indemnify SDG&E. The lawsuit seeks injunctive relief and recovery of unspecified amounts of damages.

SoCalGas

SoCalGas, along with Monsanto Co., Solutia, Inc., Pharmacia Corp., and Pfizer, Inc., are defendants in six Los Angeles County Superior Court lawsuits filed beginning in April 2011 seeking recovery of unspecified amounts of damages, including punitive damages, as a result of plaintiffs’ exposure to PCBs (polychlorinated biphenyls). The lawsuits allege plaintiffs were exposed to PCBs not only through the food chain and other various sources but from PCB-contaminated natural gas pipelines owned and operated by SoCalGas. This contamination allegedly caused plaintiffs to develop cancer and other serious illnesses. Plaintiffs assert various bases for recovery, including negligence and products liability. SoCalGas has settled two of the six lawsuits for an amount that is not significant and has been recorded.

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

Sempra Mexico

Sempra Mexico has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul LNG terminal near Ensenada, Mexico. The adjacent property is not required by environmental or other regulatory permits for the operation of the terminal. A claimant to the adjacent property has nonetheless asserted that his health and safety are endangered by the operation of the facility. In February 2011, based on a complaint by the claimant, the new Ensenada Mayor attempted to temporarily close the terminal based on claims of irregularities in municipal permits issued six years earlier. This attempt was promptly countermanded by Mexican federal and Baja California state authorities. No terminal permits or operations were affected as a result of these proceedings or events and the terminal has continued to operate normally. Sempra Mexico expects additional Mexican court proceedings and governmental actions regarding the claimant’s assertions as to whether the terminal’s permits should be modified or revoked in any manner.

The property claimant also filed a lawsuit in July 2010 against Sempra Energy in Federal District Court in San Diego seeking compensatory and punitive damages as well as the earnings from the Energía Costa Azul LNG terminal based on his allegations that he was wrongfully evicted from the adjacent property and that he has been harmed by other allegedly improper actions.

Additionally, several administrative challenges are pending in Mexico before the Mexican environmental protection agency (SEMARNAT) and/or the Federal Tax and Administrative Courts seeking revocation of the environmental impact authorization (EIA) issued to Energía Costa Azul in 2003. These cases generally allege that the conditions and mitigation measures in the EIA are inadequate and challenge findings that the activities of the terminal are consistent with regional development guidelines. A similar administrative challenge seeking to revoke the port concession for our marine operations at our Energía Costa Azul LNG terminal, which was filed with and rejected by the Mexican Communications and Transportation ministry, remains on appeal in Mexican federal court as well. Also, there are two real property cases pending against Energía Costa Azul in which the plaintiffs seek to annul the recorded property titles for parcels on which the Energía Costa Azul LNG terminal is situated and to obtain possession of different parcels that allegedly sit in the same place. A third complaint was served in April 2013 seeking to invalidate the contract by which Energía Costa Azul, S. de R.L. de C.V. purchased another of the terminal parcels, on the grounds the purchase price was unfair. Sempra Mexico expects further proceedings on each of these matters.

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

In October 2012, a competitor for one of the two contracts awarded by the Mexican Federal Electricity Commission (Comisión Federal de Electricidad, or CFE) for the construction and operation of a natural gas pipeline in Sonora filed an amparo in the Mexican federal district court in Mexico City, challenging the tender process and the award to us. The competitor, a subsidiary of Fermaca, Sásabe Pipeline, S. de R.L. de C.V., filed suit against 11 different governmental authorities, including the CFE, the President of Mexico, and the Mexican Energy Ministry. Sásabe Pipeline, which was the second-place bidder, alleges CFE discriminated against it in the bidding process, including by failing to accept its comments on the bid guidelines. In February 2013, we were notified that Guaymas Pipeline S. de R. L. de C.V., another subsidiary of Fermaca, filed another, similar amparo challenging the process by which the second of the two contracts was awarded, although it did not submit a bid for the project. Both cases were dismissed in April 2013.

Other Litigation

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

The SONGS owners, including SDG&E, also have $2.75 billion of nuclear property, decontamination, and debris removal insurance. In addition, the SONGS owners have up to $490 million insurance coverage for outage expenses and replacement power costs due to accidental property damage. This coverage is limited to $3.5 million per week for the first 52 weeks, then $2.8 million per week for up to 110 additional weeks. There is a 12-week waiting period deductible. These insurance coverages are provided through NEIL, a mutual insurance company. Insured members are subject to retrospective premium assessments. SDG&E could be assessed up to $9.7 million.

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

CONTRACTUAL COMMITMENTS

We discuss below significant changes in the first three months of 2013 to contractual commitments discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $50 million since December 31, 2012. The decrease, primarily due to fulfillment of commitments in the first three months of 2013 of $174 million, is partially offset by an increase of $124 million from new natural gas purchase and pipeline capacity contracts. Net future payments are expected to decrease by $64 million in 2013 and to increase by $14 million in 2014 compared to December 31, 2012.

Sempra Natural Gas’ natural gas purchase and storage capacity commitments have increased by $35 million since December 31, 2012, primarily due to new storage capacity contracts in the first three months of 2013. Net future payments are expected to decrease by $6 million in 2013, and increase by $5 million in 2014, $7 million in 2015, $7 million in 2016, $7 million in 2017 and $15 million thereafter compared to December 31, 2012.

LNG Purchase Agreements

At March 31, 2013, Sempra Natural Gas has various purchase agreements with major international companies for the supply of LNG to the Energía Costa Azul and Cameron terminals. We discuss these agreements further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra Natural Gas’ commitments under all LNG purchase agreements, reflecting changes in forward prices since December 31, 2012 and actual transactions for the first three months of 2013, are expected to decrease by $70 million in 2013, increase by $31 million in 2014 and $14 million in 2015, and to decrease by $4 million in 2016, $13 million in 2017 and $400 million thereafter compared to December 31, 2012.

The LNG commitment amounts above are based on Sempra Natural Gas’ commitment to accept the maximum possible delivery of cargoes under the agreements. Actual LNG purchases for the three months ended March 31, 2013 have been significantly lower than the maximum amounts possible.

Purchased-Power Contracts

SDG&E’s commitments under purchased-power contract commitments have increased by $2.6 billion since December 31, 2012. The increase is primarily due to new contracts associated with renewable energy development projects. Net future payments are therefore expected to increase by $41 million in 2013, $107 million in 2014, $107 million in 2015, $108 million in 2016, $108 million in 2017 and $2.1 billion thereafter compared to December 31, 2012.

Operating Leases

Sempra Renewables entered into a land lease for the Copper Mountain Solar 3 project, which lease expires in 2050. Future payments on the lease are $1 million in 2013, $2 million each year in 2014 through 2017 and $75 million thereafter.

Construction and Development Projects

In the first three months of 2013, significant increases to contractual commitments at Sempra Mexico were $57 million for contracts related to their construction of an approximately 500-mile natural gas transport pipeline network. The future payments under this contractual commitment are expected to be $27 million in 2013, $15 million in 2014 and $15 million in 2015.

In the first three months of 2013, significant increases to contractual commitments at Sempra Renewables were $33 million for the construction of Copper Mountain Solar 3 facilities. The future payments under this contractual commitment are expected to be $30 million in 2013 and $3 million in 2014.

Guarantees

In the first three months of 2013, Sempra Renewables provided additional guarantees to certain wind farm joint ventures aggregating a maximum of $89 million with an associated aggregated carrying value of $3 million for debt service and operation of the wind farms, as we discuss in Note 6.

Other

In February 2013, Sempra Natural Gas entered into a long-term operations and maintenance agreement for its remaining block of the Mesquite Power natural gas-fired power plant, which expires in 2033.  The total cost associated with this agreement is estimated to be approximately $36 million. The future payments for this contractual commitment are expected to be $1 million in 2013, $2 million each year in 2014 through 2017 and $27 million thereafter. We provide additional information about Mesquite Power in Note 3.

NOTE 11. SEGMENT INFORMATION

We have six separately managed reportable segments, as follows:

1.	SDG&E provides electric service to San Diego and southern Orange counties and natural gas service to San Diego County.

2.	SoCalGas is a natural gas distribution utility, serving customers throughout most of Southern California and part of central California.

3.
Sempra South American Utilities operates electric transmission and distribution utilities in Chile and Peru, and owns interests in utilities in Argentina. We are currently pursuing the sale of our interests in the Argentine utilities, which we discuss further in Note 4 above and in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

4.
Sempra Mexico develops, owns and operates, or holds interests in, natural gas transmission pipelines and propane and ethane systems, a natural gas distribution utility, electric generation facilities (including wind), a terminal for the import of LNG, and marketing operations for the purchase of LNG and the purchase and sale of natural gas in Mexico.

5.
Sempra Renewables develops, owns and operates, or holds interests in, wind and solar energy projects in Arizona, California, Colorado, Hawaii, Indiana, Kansas, Nevada and Pennsylvania to serve wholesale electricity markets in the United States.

6.
Sempra Natural Gas develops, owns and operates, or holds interests in, a natural gas-fired electric generation asset, natural gas pipelines and storage facilities, natural gas distribution utilities and a terminal for the import and export of LNG and sale of natural gas, all within the United States.

Sempra South American Utilities and Sempra Mexico comprise our Sempra International operating unit.  Sempra Renewables and Sempra Natural Gas comprise our Sempra U.S. Gas & Power operating unit.

We evaluate each segment’s performance based on its contribution to Sempra Energy’s reported earnings. The California Utilities operate in essentially separate service territories, under separate regulatory frameworks and rate structures set by the CPUC. The California Utilities’ operations are based on rates set by the CPUC and the FERC. We describe the accounting policies of all of our segments in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

During the fourth quarter of 2012, Sempra Mexico initiated a public debt offering process through one of its subsidiaries. We discuss this debt issuance, which occurred on February 14, 2013, in Note 6. The subsidiary issuing the debt, now IEnova, was previously included in Parent and Other. As a result of our anticipated debt issuance, we revised the manner in which we make resource allocation decisions to our Sempra Mexico segment and assess its performance. As a result, we have reclassified certain amounts from Parent and Other, which contains interest and other corporate costs and certain holding company activities, to our Sempra Mexico segment. Losses reclassified from Parent and Other to Sempra Mexico as a result of the restatement were $4 million in the three months ended March 31, 2012. In accordance with U.S. GAAP, the historical segment disclosures have been restated to be consistent with the current presentation.

The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. Amounts labeled as “All other” in the following tables consist primarily of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended March 31,
	2013		2012
REVENUES
SDG&E	$939	35%		$834	35%
SoCalGas	983	37		880	37
Sempra South American Utilities	384	15		357	15
Sempra Mexico	168	6		136	6
Sempra Renewables	21	1		8	―
Sempra Natural Gas	253	10		269	11
Adjustments and eliminations	―	―		(1)	―
Intersegment revenues(1)	(98)	(4)		(100)	(4)
Total	$2,650	100%		$2,383	100%
INTEREST EXPENSE
SDG&E	$48			$36
SoCalGas	17			17
Sempra South American Utilities	7			10
Sempra Mexico	2			3
Sempra Renewables	8			4
Sempra Natural Gas	23			20
All other	63			58
Intercompany eliminations	(30)			(35)
Total	$138			$113
INTEREST INCOME
SDG&E	$1		$	―
Sempra South American Utilities	5			4
Sempra Mexico	1			―
Sempra Renewables	3			―
Sempra Natural Gas	11			11
All other	(1)			1
Intercompany eliminations	(14)			(11)
Total	$6			$5
DEPRECIATION AND AMORTIZATION
SDG&E	$134	45%		$112	44%
SoCalGas	100	34		87	34
Sempra South American Utilities	15	5		13	5
Sempra Mexico	16	5		16	6
Sempra Renewables	8	3		3	1
Sempra Natural Gas	20	7		23	9
All other	2	1		3	1
Total	$295	100%		$257	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E	$51			$60
SoCalGas	24			40
Sempra South American Utilities	17			13
Sempra Mexico	26			35
Sempra Renewables	(8)			(17)
Sempra Natural Gas	33			2
All other	35			(16)
Total	$178			$117

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended March 31,
	2013		2012
EQUITY EARNINGS (LOSSES)
Earnings recorded before tax:
Sempra Renewables	$1			$1
Sempra Natural Gas	9			11
Total	$10			$12
Earnings (losses) recorded net of tax:
Sempra South American Utilities	$(7)		$	―
Sempra Mexico	11			11
Total	$4			$11
EARNINGS (LOSSES)
SDG&E(2)	$91	51%		$105	45%
SoCalGas(2)	46	26		66	28
Sempra South American Utilities	37	21		40	17
Sempra Mexico	31	17		33	14
Sempra Renewables	4	2		10	4
Sempra Natural Gas	53	30		1	―
All other	(84)	(47)		(19)	(8)
Total	$178	100%		$236	100%
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E	$237	45%		$398	49%
SoCalGas	179	34		165	20
Sempra South American Utilities	22	4		19	2
Sempra Mexico	61	11		5	1
Sempra Renewables	6	1		201	25
Sempra Natural Gas	26	5		22	3
All other	―	―		1	―
Total	$531	100%		$811	100%
	March 31, 2013		December 31, 2012
ASSETS
SDG&E	$14,852	40%		$14,744	40%
SoCalGas	9,223	24		9,071	25
Sempra South American Utilities	3,669	10		3,310	9
Sempra Mexico	3,314	9		2,591	7
Sempra Renewables	2,194	6		2,439	7
Sempra Natural Gas	5,971	16		5,145	14
All other	762	2		818	2
Intersegment receivables	(2,712)	(7)		(1,619)	(4)
Total	$37,273	100%		$36,499	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra Mexico	$351			$340
Sempra Renewables	601			592
Sempra Natural Gas	348			361
All other	126			134
Total	$1,426			$1,427
(1)		Revenues for reportable segments include intersegment revenues of:

$2 million, $15 million, $22 million and $59 million for the three months ended March 31, 2013 and $2 million, $15 million, $46 million and $37 million for the three months ended March 31, 2012 for SDG&E, SoCalGas, Sempra Mexico and Sempra Natural Gas, respectively.

(2) After preferred dividends.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto contained in this Form 10-Q, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the Notes thereto contained in our 2012 Annual Report on Form 10-K (Annual Report) and “Risk Factors” contained in our Annual Report.

OVERVIEW

Sempra Energy is a Fortune 500 energy-services holding company whose operating units develop energy infrastructure, operate utilities and provide related services to their customers. Our operations are divided principally between our California Utilities, which are San Diego Gas & Electric Company (SDG&E) and Southern California Gas Company (SoCalGas), and Sempra International and Sempra U.S. Gas & Power. SDG&E and SoCalGas are separate, reportable segments.  Sempra International includes two reportable segments – Sempra South American Utilities and Sempra Mexico. Sempra U.S. Gas & Power also includes two reportable segments – Sempra Renewables and Sempra Natural Gas.

This report includes information for the following separate registrants:

▪	Sempra Energy and its consolidated entities

▪	SDG&E

▪	SoCalGas

References to “we,” “our” and “Sempra Energy Consolidated” are to Sempra Energy and its consolidated entities, collectively, unless otherwise indicated by the context. All references to “Sempra International” and “Sempra U.S. Gas & Power,” and to their respective principal segments, are not intended to refer to any legal entity with the same or similar name.

In the first quarter of 2013, a Sempra Energy subsidiary, Infraestructura Energética Nova, S.A.B. de C.V. (IEnova), completed a private offering and concurrent public offering of common stock in Mexico. IEnova is a separate legal entity, formerly known as Sempra México, S.A. de C.V., comprised primarily of Sempra Energy’s operations in Mexico. IEnova is included within our Sempra Mexico reportable segment, but is not the same in its entirety as the reportable segment. In addition to the IEnova operating companies, the Sempra Mexico segment includes, among other things, certain holding companies and risk management activity. Also, IEnova’s financial results are reported in Mexico under IFRS, as required by the Mexican Stock Exchange (the Bolsa Mexicana de Valores, S.A.B. de C.V.) where the new shares are now traded under the symbol IENOVA. We discuss the offerings and IEnova further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

During the fourth quarter of 2012, we revised the manner in which we make resource allocation decisions to our Sempra Mexico segment and assess its performance, as we discuss in Note 11 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 16 and 18 of the Notes to Consolidated Financial Statements in the Annual Report. As a result, we have reclassified certain amounts from Parent and Other, which contains interest and other corporate costs and certain holding company activities, to our Sempra Mexico segment. In accordance with accounting principles generally accepted in the United States (U.S. GAAP), our historical segment disclosures have been restated to be consistent with the current presentation. All discussions of our operating units and reportable segments reflect the revised segment information.

RBS Sempra Commodities LLP (RBS Sempra Commodities) is a joint venture partnership that held commodities-marketing businesses previously owned by us. We and The Royal Bank of Scotland plc (RBS), our partner in the joint venture, sold substantially all of the partnership’s businesses and assets in four separate transactions completed in 2010 and early 2011. We discuss these transactions and other matters concerning the partnership in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein. We account for our investment in RBS Sempra Commodities under the equity method and report our share of partnership earnings and other associated costs in Parent and Other.

Below are summary descriptions of our operating units and their reportable segments.

SEMPRA ENERGY OPERATING UNITS AND REPORTABLE SEGMENTS

CALIFORNIA UTILITIES
	MARKET	SERVICE TERRITORY
SAN DIEGO GAS & ELECTRIC COMPANY (SDG&E) A regulated public utility; infrastructure supports electric generation, transmission and distribution, and natural gas distribution	▪ Provides electricity to 3.4 million consumers (1.4 million meters) ▪ Provides natural gas to 3.1 million consumers (860,000 meters)	Serves the county of San Diego, California and an adjacent portion of southern Orange County covering 4,100 square miles
SOUTHERN CALIFORNIA GAS COMPANY (SOCALGAS) A regulated public utility; infrastructure supports natural gas distribution, transmission and storage	▪ Residential, commercial, industrial, utility electric generation and wholesale customers ▪ Covers a population of 21.1 million (5.8 million meters)	Southern California and portions of central California (excluding San Diego County, the city of Long Beach and the desert area of San Bernardino County) covering 20,000 square miles

We refer to SDG&E and SoCalGas collectively as the California Utilities, which do not include the utilities in our Sempra International or Sempra U.S. Gas & Power operating units described below.

We provide summary descriptions of our Sempra International and Sempra U.S. Gas & Power businesses below.

SEMPRA INTERNATIONAL
	MARKET	GEOGRAPHIC REGION
SEMPRA SOUTH AMERICAN UTILITIES Infrastructure supports electric transmission and distribution	▪ Provides electricity to approximately 620,000 customers in Chile and more than 950,000 customers in Peru	▪ Chile ▪ Peru
SEMPRA MEXICO
Develops, owns and operates, or holds interests in:
▪ natural gas transmission pipelines and propane and ethane systems

▪ a natural gas distribution utility

▪ electric generation facilities, including wind

▪ a terminal for the importation of liquefied natural gas (LNG)

▪ marketing operations for the purchase of LNG and the purchase and sale of natural gas

	▪ Natural gas ▪ Wholesale electricity ▪ Liquefied natural gas	▪ Mexico

SEMPRA U.S. GAS & POWER
	MARKET	GEOGRAPHIC REGION
SEMPRA RENEWABLES Develops, owns, operates, or holds interests in renewable energy generation projects	▪ Wholesale electricity	▪ U.S.A.
SEMPRA NATURAL GAS
Develops, owns and operates, or holds interests in:
▪ a natural gas-fired electric generation asset

▪ natural gas pipelines and storage facilities

▪ natural gas distribution utilities

▪ a terminal in the U.S. for the import and export of LNG and sale of natural gas

▪ marketing operations

	▪ Wholesale electricity ▪ Natural gas ▪ Liquefied natural gas	▪ U.S.A.

RESULTS OF OPERATIONS

We discuss the following in Results of Operations:

▪	Overall results of our operations and factors affecting those results

▪	Our segment results

▪	Significant changes in revenues, costs and earnings between periods

Our earnings decreased by $58 million (25%) to $178 million in the three months ended March 31, 2013, while diluted earnings per share for the three-month period decreased by $0.25 per share to $0.72 per share.

The decrease in our earnings and diluted earnings per share for the three-month period was primarily due to:

▪	higher losses at Parent and Other primarily due to $63 million income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings; and

▪
$34 million lower earnings at our California Utilities primarily as a result of recording revenue based on their 2011 authorized revenue requirements due to the delay in the issuance of a final decision in the General Rate Cases (GRC), as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein; offset by

▪	improved earnings at Sempra Natural Gas mainly as a result of a $44 million gain on the sale of one 625-megawatt (MW) block of its 1,250-MW Mesquite Power natural gas-fired power plant.

The following table shows our earnings (losses) by segment, which we discuss below in “Segment Results.”

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended March 31,
	2013		2012
California Utilities:
SDG&E(1)	$91	51%	$105	45%
SoCalGas(1)	46	26	66	28
Sempra International:
Sempra South American Utilities	37	21	40	17
Sempra Mexico	31	17	33	14
Sempra U.S. Gas & Power:
Sempra Renewables	4	2	10	4
Sempra Natural Gas	53	30	1	―
Parent and other(2)	(84)	(47)	(19)	(8)
Earnings	$178	100%	$236	100%
(1)		After preferred dividends.
(2)
Includes after-tax interest expense ($38 million and $34 million for the three months ended March 31, 2013 and 2012, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

SEGMENT RESULTS

The following section is a discussion of earnings (losses) by Sempra Energy segment, as presented in the table above. Variance amounts are the after-tax earnings impact, unless otherwise noted.

EARNINGS BY SEGMENT – CALIFORNIA UTILITIES
(Dollars in millions)

SDG&E

Our SDG&E segment recorded earnings of:

▪	$91 million in the three months ended March 31, 2013 ($92 million before preferred dividends)

▪	$105 million in the three months ended March 31, 2012 ($106 million before preferred dividends)

The decrease of $14 million (13%) in the three months ended March 31, 2013 was primarily due to:

▪
$17 million primarily from higher depreciation and operation and maintenance expenses related to California Public Utilities Commission (CPUC)-regulated operations (excluding litigation and legal settlements) with no corresponding increase in the CPUC-authorized margin in 2013 or 2012 due to the delay in the 2012 General Rate Case (GRC) decision;

▪	$7 million higher interest expense; and

▪	$5 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013; offset by

▪
$8 million reduction in 2013 income tax expense primarily due to a change made in the third quarter of 2012 in the income tax treatment of certain repairs expenditures for electric transmission and distribution assets that are capitalized for financial statement purposes, as we discuss below in “Income Taxes;”

▪	$5 million higher earnings related to Sunrise Powerlink; and

▪	$5 million higher electric transmission margin (excluding Sunrise Powerlink).

SoCalGas

Our SoCalGas segment recorded earnings of:

▪	$46 million in the three months ended March 31, 2013 (both before and after preferred dividends)

▪	$66 million in the three months ended March 31, 2012 (both before and after preferred dividends)

The decrease of $20 million (30%) in the three months ended March 31, 2013 was primarily due to:

▪
$15 million primarily from higher operation and maintenance and depreciation expenses related to CPUC-regulated operations with no corresponding increase in the CPUC-authorized margin in 2013 or 2012 due to the delay in the 2012 GRC decision;

▪	$4 million regulatory award in 2012; and

▪	$3 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013; offset by

▪
$3 million from a lower effective tax rate, primarily from a change made in the fourth quarter of 2012 in the income tax treatment of certain repairs expenditures for gas assets that are capitalized for financial statement purposes, as we discuss below in “Income Taxes.”

EARNINGS BY SEGMENT – SEMPRA INTERNATIONAL
(Dollars in millions)

Sempra South American Utilities

Our Sempra South American Utilities segment recorded earnings of:

▪	$37 million in the three months ended March 31, 2013

▪	$40 million in the three months ended March 31, 2012

The decrease of $3 million (8%) in the three months ended March 31, 2013 was primarily due to:

▪	a $7 million impairment charge related to our investment in two Argentine natural gas utility holding companies; offset by

▪	$3 million higher earnings from operations in 2013.

Sempra Mexico

Our Sempra Mexico segment recorded earnings of:

▪	$31 million in the three months ended March 31, 2013

▪	$33 million in the three months ended March 31, 2012

Earnings for the three months ended March 31, 2013 were consistent with the corresponding period in the prior year.

EARNINGS BY SEGMENT – SEMPRA U.S. GAS & POWER
(Dollars in millions)

Sempra Renewables

Our Sempra Renewables segment recorded earnings of:

▪	$4 million in the three months ended March 31, 2013

▪	$10 million in the three months ended March 31, 2012

The decrease of $6 million in the three months ended March 31, 2013 was primarily due to:

▪	$12 million lower deferred income tax benefits, including $5 million from Treasury Grant sequestration in 2013, related to higher investments in solar and wind generating assets in 2012; offset by

▪	$6 million higher production tax credits from our wind assets.

Sempra Natural Gas

Our Sempra Natural Gas segment recorded earnings of:

▪	$53 million in the three months ended March 31, 2013

▪	$1 million in the three months ended March 31, 2012

The increase of $52 million in the three months ended March 31, 2013 was primarily due to:

▪	$44 million gain on the sale of a 625-MW block of its Mesquite Power plant, net of related expenses; and

▪	$9 million higher earnings from LNG, primarily due to timing of cargo marketing operations.

Parent and Other

Losses for Parent and Other were

▪	$84 million in the three months ended March 31, 2013

▪	$19 million in the three months ended March 31, 2012

The increase in losses of $65 million in the three months ended March 31, 2013 was primarily due to $63 million income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings.

CHANGES IN REVENUES, COSTS AND EARNINGS

This section contains a discussion of the differences between periods in the specific line items of the Condensed Consolidated Statements of Operations for Sempra Energy, SDG&E and SoCalGas.

Utilities Revenues

Our utilities revenues include

Natural gas revenues at:

▪	SDG&E

▪	SoCalGas

▪	Sempra Mexico’s Ecogas

▪	Sempra Natural Gas’ Mobile Gas and Willmut Gas

Electric revenues at:

▪	SDG&E

▪	Sempra South American Utilities’ Chilquinta Energía and Luz del Sur

Intercompany revenues included in the separate revenues of each utility are eliminated in the Sempra Energy Condensed Consolidated Statements of Operations.

The California Utilities

The current regulatory framework for SoCalGas and SDG&E permits the cost of natural gas purchased for core customers (primarily residential and small commercial and industrial customers) to be passed through to customers in rates substantially as incurred. However, SoCalGas’ Gas Cost Incentive Mechanism provides SoCalGas the opportunity to share in the savings and/or costs from buying natural gas for its core customers at prices below or above monthly market-based benchmarks. This mechanism permits full recovery of costs incurred when average purchase costs are within a price range around the benchmark price. Any higher costs incurred or savings realized outside this range are shared between the core customers and SoCalGas. We provide further discussion in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 1 and 14 of the Notes to Consolidated Financial Statements in the Annual Report.

The regulatory framework also permits SDG&E to recover the actual cost incurred to generate or procure electricity based on annual estimates of the cost of electricity supplied to customers. The differences in cost between estimates and actual are recovered in the next year through rates.

The table below summarizes revenues and cost of sales for our utilities, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2013	2012
Electric revenues:
SDG&E	$772	$671
Sempra South American Utilities	360	338
Eliminations and adjustments	(1)	(1)
Total	1,131	1,008
Natural gas revenues:
SoCalGas	983	880
SDG&E	167	163
Sempra Mexico	27	23
Sempra Natural Gas	42	32
Eliminations and adjustments	(16)	(15)
Total	1,203	1,083
Total utilities revenues	$2,334	$2,091
Cost of electric fuel and purchased power:
SDG&E	$209	$163
Sempra South American Utilities	238	225
Total	$447	$388
Cost of natural gas:
SoCalGas	$454	$349
SDG&E	76	67
Sempra Mexico	16	13
Sempra Natural Gas	14	7
Eliminations and adjustments	(4)	(5)
Total	$556	$431

Sempra Energy Consolidated

Electric Revenues

During the three months ended March 31, 2013, our electric revenues increased by $123 million (12%) to $1.1 billion primarily due to:

▪	$101 million increase at SDG&E, including:

▪	$68 million higher authorized revenues from electric transmission, and

▪	$46 million increase in cost of electric fuel and purchased power, offset by

▪	$7 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013; and

▪	$22 million increase at our South American utilities primarily due to higher volumes and foreign currency exchange rate effects at both Luz del Sur and Chilquinta Energía.

Our utilities’ cost of electric fuel and purchased power increased by $59 million (15%) to $447 million in the three months ended March 31, 2013 primarily due to:

▪	$46 million increase at SDG&E, including:

▪	$27 million due to the cost of power purchased to replace power scheduled to be generated and delivered to SDG&E from SONGS, and

▪	$19 million due to the incremental cost of renewable energy and other purchased power; and

▪	$13 million increase at our South American utilities driven by higher volumes and foreign currency exchange rate effects at both Luz del Sur and Chilquinta Energía.

We discuss the changes in electric revenues and the cost of electric fuel and purchased power for SDG&E in more detail below.

Natural Gas Revenues

During the three months ended March 31, 2013, Sempra Energy’s natural gas revenues increased by $120 million (11%) to $1.2 billion, and the cost of natural gas increased by $125 million (29%) to $556 million. The increase in natural gas revenues included $103 million at SoCalGas, primarily due to an increase in commodity costs and volumes in 2013, and $10 million at Sempra Natural Gas primarily due to the consolidation of Willmut Gas, which we acquired in May 2012.

We discuss the changes in natural gas revenues and the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for SDG&E for the three-month periods ended March 31, 2013 and 2012. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

SDG&E
ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	Three months ended March 31, 2013		Three months ended March 31, 2012
Customer class	Volumes	Revenue	Volumes	Revenue
Residential	1,961	$325	1,925	$300
Commercial	1,588	231	1,655	220
Industrial	454	55	484	54
Direct access	835	31	752	32
Street and highway lighting	21	3	25	3
	4,859	645	4,841	609
Other revenues		100		48
Balancing accounts		27		14
Total(1)		$772		$671
(1)		Includes sales to affiliates of $1 million in 2013 and $2 million in 2012.

During the three months ended March 31, 2013, electric revenues increased by $101 million (15%) to $772 million at SDG&E, primarily due to:

▪	$68 million higher authorized revenues from electric transmission including:

▪	$45 million from placing the Sunrise Powerlink transmission line in service in June 2012, and

▪	$23 million from increased investment in other transmission assets; and

▪	$46 million increase in cost of electric fuel and purchased power including:

▪	$27 million due to the cost of power purchased to replace power scheduled to be generated and delivered to SDG&E from SONGS, and

▪	$19 million due to the incremental cost of renewable energy and other purchased power; offset by

▪	$7 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013.

We do not include in the Condensed Consolidated Statements of Operations the commodity costs (and the revenues to recover those costs) associated with long-term contracts that are allocated to SDG&E by the California Department of Water Resources. However, we do include the associated volumes and distribution revenues in the table above. We provide further discussion of these contracts in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E and SoCalGas: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for SDG&E and SoCalGas for the three-month periods ended March 31, 2013 and 2012. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in market prices, natural gas revenues recorded during a period are impacted by the difference between customer billings and recorded or CPUC-authorized costs.  These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation			Total
Customer class	Volumes	Revenue	Volumes	Revenue		Volumes	Revenue
Three months ended March 31, 2013:
Residential	13	$133	―		$1	13	$134
Commercial and industrial	5	30	2		3	7	33
Electric generation plants	―	―	6		3	6	3
	18	$163	8		$7	26	170
Other revenues							10
Balancing accounts							(13)
Total(1)							$167
Three months ended March 31, 2012:
Residential	12	$112	―	$	―	12	$112
Commercial and industrial	5	26	2		3	7	29
Electric generation plants	―	―	8		2	8	2
	17	$138	10		$5	27	143
Other revenues							11
Balancing accounts							9
Total							$163
(1)		Includes sales to affiliates of $1 million in 2013.

During the three months ended March 31, 2013, SDG&E’s natural gas revenues increased by $4 million (2%) to $167 million, and the cost of natural gas sold increased by $9 million (13%) to $76 million.

SDG&E’s average cost of natural gas for the three months ended March 31, 2013 was $4.19 per thousand cubic feet (Mcf) compared to $3.89 per Mcf for the corresponding period in 2012, an 8-percent increase of $0.30 per Mcf, resulting in higher revenues and cost of $5 million. The increase in the cost of natural gas sold was also attributable to higher volumes, which resulted in higher revenues and cost of $4 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Three months ended March 31, 2013:
Residential	91	$771	1	$3	92	$774
Commercial and industrial	31	203	72	60	103	263
Electric generation plants	―	―	38	9	38	9
Wholesale	―	―	49	7	49	7
	122	$974	160	$79	282	1,053
Other revenues						26
Balancing accounts						(96)
Total(1)						$983
Three months ended March 31, 2012:
Residential	88	$692	1	$2	89	$694
Commercial and industrial	29	185	69	62	98	247
Electric generation plants	―	―	44	9	44	9
Wholesale	―	―	47	7	47	7
	117	$877	161	$80	278	957
Other revenues						27
Balancing accounts						(104)
Total(1)						$880
(1)		Includes sales to affiliates of $15 million in both 2013 and 2012.

During the three months ended March 31, 2013, SoCalGas’ natural gas revenues increased by $103 million (12%) to $983 million, and the cost of natural gas sold increased by $105 million (30%) to $454 million.

SoCalGas’ average cost of natural gas for the three months ended March 31, 2013 was $3.70 per Mcf compared to $2.97 per Mcf for the corresponding period in 2012, a 25-percent increase of $0.73 per Mcf, resulting in higher revenues and cost of $89 million. The increase in the cost of natural gas sold was also attributable to higher volumes, which resulted in higher revenues and cost of $16 million.

Other Utilities: Revenues and Cost of Sales

Revenues generated by Chilquinta Energía and Luz del Sur are based on tariffs that are set by government agencies in their respective countries based on an efficient model distribution company defined by those agencies. The basis for the tariffs do not meet the requirement necessary for treatment under applicable U.S. GAAP for regulatory accounting. We discuss revenue recognition further for Chilquinta Energía and Luz del Sur in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

Operations of Mobile Gas, Willmut Gas and Ecogas qualify for regulatory accounting treatment under applicable U.S. GAAP, similar to the California Utilities.

The table below summarizes natural gas and electric revenues for our utilities outside of California for the three-month periods ended March 31, 2013 and 2012:

OTHER UTILITIES
NATURAL GAS AND ELECTRIC REVENUES
(Dollars in millions)
	Three months ended March 31, 2013		Three months ended March 31, 2012
	Volumes	Revenue	Volumes	Revenue
Natural Gas Sales (billion cubic feet):
Sempra Mexico — Ecogas	6	$27	6	$23
Sempra Natural Gas:
Mobile Gas	11	34	12	32
Willmut Gas(1)	1	8	―	―
Total	18	$69	18	$55

Electric Sales (million kilowatt hours):
Sempra South American Utilities:
Luz del Sur	1,746	$204	1,690	$187
Chilquinta Energía	761	141	745	139
	2,507	345	2,435	326
Other service revenues		15		12
Total		$360		$338
(1) We acquired Willmut Gas in May 2012.

Energy-Related Businesses: Revenues and Cost of Sales

The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended March 31,
	2013	2012
Energy-related businesses revenues:
Sempra South American Utilities	$24	$19
Sempra Mexico	141	113
Sempra Renewables	21	8
Sempra Natural Gas	211	237
Intersegment revenues, adjustments and eliminations(1)	(81)	(85)
Total energy-related businesses revenues	$316	$292
Cost of natural gas, electric fuel and purchased power(2):
Sempra Mexico	$59	$41
Sempra Renewables	2	1
Sempra Natural Gas(3)	130	171
Adjustments and eliminations(1)(3)	(80)	(84)
Total cost of natural gas, electric fuel
and purchased power	$111	$129
Other cost of sales(2):
Sempra South American Utilities	$19	$10
Sempra Mexico	9	1
Sempra Natural Gas(3)	23	22
Adjustments and eliminations(1)(3)	(3)	―
Total other cost of sales	$48	$33
(1)	Includes eliminations of intercompany activity.
(2)	Excludes depreciation and amortization, which are shown separately on the Condensed
Consolidated Statements of Operations.
(3)	Prior year amounts have been reclassified to conform to the current year presentation.

During the three months ended March 31, 2013, revenues from our energy-related businesses increased by $24 million (8%) to $316 million. The increase included

▪	$28 million increase at Sempra Mexico primarily due to higher prices and volumes for both natural gas and power; and

▪	$13 million increase at Sempra Renewables mainly from revenues generated by our solar assets; offset by

▪
$26 million decrease at Sempra Natural Gas primarily due to lower revenues as a result of the energy management agreement (EMA) with Sempra Mexico and lower power production at Mesquite Power, a portion of which was due to the sale of one 625-MW block of the natural gas-fired power plant, offset by increased natural gas revenues from its LNG operations as a result of higher natural gas prices and volumes.

We provide further discussion of the EMA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

During the three months ended March 31, 2013, the cost of natural gas, electric fuel and purchased power for our energy-related businesses decreased by $18 million (14%) to $111 million. The decrease was primarily due to:

▪
$41 million decrease at Sempra Natural Gas primarily due to lower costs associated with the EMA with Sempra Mexico and lower natural gas costs and volumes as a result of lower power production at Mesquite Power, as discussed above, offset by increased natural gas costs from its LNG operations as a result of higher natural gas prices and volumes; offset by

▪	$18 million increase at Sempra Mexico primarily due to higher natural gas prices and volumes.

Operation and Maintenance

Sempra Energy Consolidated

For the three months ended March 31, 2013, our operation and maintenance expenses increased by $53 million (8%) to $724 million, primarily due to increases at our California Utilities.

SDG&E

For the three months ended March 31, 2013, SDG&E’s operation and maintenance expenses increased by $29 million (11%) to $297 million primarily due to:

▪	$21 million higher other operation and maintenance costs; and

▪	$13 million higher operation and maintenance expenses at Otay Mesa VIE; offset by

▪	$6 million lower expenses incurred for activities and programs that are fully recovered in revenue (recoverable expenses).

SoCalGas

For the three months ended March 31, 2013, operation and maintenance expenses at SoCalGas increased by $17 million (6%) to $306 million primarily due to:

▪	$21 million higher other operation and maintenance costs; offset by

▪	$4 million lower recoverable expenses.

Gain on Sale of Asset

In February 2013, Sempra Natural Gas completed the sale of one 625-MW block of its Mesquite Power natural gas-fired power plant to the Salt River Project Agricultural Improvement and Power District for $371 million, resulting in a pretax gain on sale of the asset of $74 million.

Other Income, Net

Sempra Energy Consolidated

For the three months ended March 31, 2013, other income, net, decreased by $38 million (51%) to $37 million primarily due to:

▪	$19 million decrease in equity-related AFUDC at SDG&E primarily due to completion of construction on the Sunrise Powerlink project in June 2012;

▪	$9 million lower gains from investment activity related to our executive retirement and deferred compensation plans in 2013; and

▪	$4 million lower gains on interest rate and foreign exchange instruments.

Income Taxes

The table below shows the income tax expense and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended March 31,
	2013		2012
		Effective		Effective
	Income Tax	Income	Income Tax	Income
	Expense	Tax Rate	Expense	Tax Rate
Sempra Energy Consolidated	$178	51%	$117	33%
SDG&E	51	39	60	35
SoCalGas	24	34	40	38

Sempra Energy Consolidated

The increase in income tax expense in the three months ended March 31, 2013 was primarily due to a higher effective income tax rate, which was mainly due to:

▪
$63 million income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings. We discuss the stock offerings further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein; offset by

▪	lower income tax expense due to Mexican currency translation and inflation adjustments; and

▪
income tax benefit in 2013 resulting from changes made in the second half of 2012 in the income tax treatment of certain repairs expenditures that are capitalized for financial statement purposes. The change in income tax treatment of certain repairs expenditures for electric transmission and distribution assets was made pursuant to an Internal Revenue Service (IRS) Revenue Procedure providing a safe harbor for deducting certain repairs expenditures from taxable income when incurred for tax years beginning on or after January 1, 2011. The change in income tax treatment of certain repairs expenditures for gas plant assets was made pursuant to an IRS Revenue Procedure which allows, under an Internal Revenue Code (IRC) section, for such expenditures to be deducted from taxable income when incurred.

As noted in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, we were planning to repatriate a portion of future earnings beginning in 2013 from certain of our non-U.S. subsidiaries in Mexico and Peru. Due to the income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings, which we discuss further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein, we are now planning to make a distribution in 2013 of approximately $200 million from our non-U.S. subsidiaries. This distribution will be from previously taxed income and will not be subject to additional U.S. federal income tax. We now plan to repatriate a portion of future earnings beginning in 2014 from our subsidiaries in Mexico and Peru. Currently, all future repatriated earnings would be subject to U.S. income tax (with a credit for foreign income taxes) and future repatriation from Peru would be subject to local country withholding tax. Because this potential repatriation would only be from future earnings, it does not change our current assertion that we intend to continue to indefinitely reinvest our cumulative undistributed non-U.S. earnings through December 31, 2013.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted are factored into the forecasted effective tax rate and their impact is spread proportionately over the year. The forecasted items, anticipated on a full year basis, may include, among others, self-developed software expenditures, repairs to certain utility plant fixed assets, renewable energy income tax credits, deferred income tax benefits related to renewable energy projects, exclusions from taxable income of the equity portion of AFUDC, and depreciation on a certain portion of utility plant assets. Items that cannot be reliably forecasted (e.g., adjustments related to prior years’ income tax items, Mexican currency translation and inflation adjustments, and deferred income tax benefit associated with the impairment of a book investment, etc.) are recorded in the interim period in which they actually occur, which can result in variability to income tax expense.

In 2013, we anticipate that Sempra Energy Consolidated’s effective income tax rate will be approximately 29% compared to 6% in 2012.  This increase is primarily due to a forecasted increase in pretax book income and because we are not currently anticipating any similar one-time events as occurred in 2012. In addition, we are forecasting a lower favorable impact of renewable energy income tax credits and deferred income tax benefits related to renewable energy projects, a lower favorable impact of self-developed software expenditures and a lower favorable impact of repairs expenditures that are capitalized for financial statement purposes.

In the years 2014 through 2017, we anticipate that Sempra Energy Consolidated’s effective income tax rate will range from 28% to 32% primarily due to a forecasted increase in pretax book income, a lower favorable impact of renewable energy income tax credits and deferred income tax benefits related to renewable energy projects, and a lower favorable impact of self-developed software expenditures and repairs expenditures that are capitalized for financial statement purposes.

SDG&E

The decrease in SDG&E’s income tax expense in the three months ended March 31, 2013 was primarily due to lower pretax income, offset by the impact of a higher effective income tax rate. The higher effective income tax rate in the three months ended March 31, 2013 was primarily due to:

▪	the impact of Otay Mesa VIE, which we discuss below; and

▪	lower exclusions from taxable income of the equity portion of AFUDC; offset by

▪
income tax benefit in 2013 resulting from a change made in the third quarter of 2012 in the income tax treatment of certain repairs expenditures for electric transmission and distribution assets that are capitalized for financial statement purposes, as we discuss above for Sempra Energy Consolidated.

The results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is not included in Sempra Energy’s federal or state income tax returns but is consolidated for financial statement purposes, and therefore, Sempra Energy Consolidated’s and SDG&E’s effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate. In the first quarter of 2013, Otay Mesa VIE had a pretax loss compared to pretax income in 2012, on which no tax benefit or expense, respectively, was recorded by Otay Mesa VIE. We discuss Otay Mesa VIE further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

In 2013, we anticipate that SDG&E’s effective income tax rate will be approximately 35% compared to 27% in 2012. This increase is primarily due to a forecasted increase in pretax book income and because we are not currently anticipating any similar one-time events as incurred in 2012. In addition, we are forecasting lower exclusions from taxable income of the equity portion of AFUDC and a lower favorable impact of self-developed software expenditures, partially offset by an increase in forecasted production tax credits from wind energy projects.

In the years 2014 through 2017, we anticipate that SDG&E’s effective income tax rate will range from 34% to 35% primarily due to forecasted increases in pretax book income and a lower favorable impact of self-developed software expenditures, partially offset by an increase in forecasted production tax credits from wind energy projects.

SoCalGas

The decrease in SoCalGas’ income tax expense in the three months ended March 31, 2013 was due to lower pretax income and a lower effective income tax rate. The lower effective income tax rate in the three months ended March 31, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a change made in the fourth quarter of 2012 in the income tax treatment of certain repairs expenditures for gas assets that are capitalized for financial statement purposes, as we discuss above for Sempra Energy Consolidated; offset by

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets; and

▪	lower deductions for self-developed software costs.

In 2013, we anticipate that SoCalGas’ effective income tax rate will be approximately 34% compared to 21% in 2012.  This increase is primarily due to a forecasted increase in pretax book income and a lower favorable impact of self-developed software expenditures and repairs expenditures that are capitalized for financial statement purposes.

In the years 2014 through 2017, we anticipate that SoCalGas’ effective income tax rate will range from approximately 31% to 40%, primarily due to forecasted increases in pretax book income, higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets, and a lower favorable impact of self-developed software expenditures and repairs expenditures that are capitalized for financial statement purposes.

Due to the extension of bonus depreciation, Sempra Energy, SDG&E and SoCalGas generated large U.S. federal net operating losses (NOLs) in 2011 and 2012. We discuss further the impact of NOLs on Sempra Energy, SDG&E and SoCalGas in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Mexican Currency Exchange Rate and Inflation Impact on Income Taxes and Related Economic Hedging Activity

Our Mexican subsidiaries have U.S. dollar denominated cash balances, receivables and payables (monetary assets and liabilities) that give rise to Mexican currency exchange rate movements for Mexican income tax purposes. They also have deferred income tax assets and liabilities that are denominated in the Mexican peso, which must be translated to U.S. dollars for financial reporting purposes. In addition, monetary assets and liabilities are adjusted for Mexican inflation for Mexican income tax purposes.

The fluctuations in both the currency exchange rate for the Mexican peso against the U.S. dollar, with regard to Mexican monetary assets and liabilities, and Mexican inflation are subject to Mexican income tax and thus may expose us to fluctuations in our income tax expense.  The income tax expense of Sempra Mexico is impacted by these factors. From time to time, we may utilize short-term foreign currency derivatives at our subsidiaries and at the consolidated level as a means to manage these exposures.

For Sempra Energy Consolidated, the impacts on the three months ended March 31, 2013 and 2012 related to the factors described above are as follows:

MEXICAN CURRENCY IMPACT ON INCOME TAXES AND RELATED ECONOMIC HEDGING ACTIVITY
(Dollars in millions)
	Three months ended March 31,
	2013	2012
Income tax expense on currency exchange
rate movement of monetary assets and liabilities	$(2)	$(9)
Translation of non-U.S. deferred income tax balances	(7)	(8)
Income tax expense on inflation	(1)	(1)
Total impact on income taxes	(10)	(18)
After-tax gains on Mexican peso exchange rate
instruments (included in Other Income, Net)	4	6
Net impacts on Sempra Energy Condensed
Consolidated Statements of Operations	$(6)	$(12)

Equity Earnings, Net of Income Tax

In the three months ended March 31, 2013, equity earnings of unconsolidated subsidiaries, net of income tax, decreased by $7 million due to a noncash impairment charge related to our investment in two Argentine natural gas utility holding companies, as we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

Earnings Attributable to Noncontrolling Interests

Sempra Energy Consolidated

Losses attributable to noncontrolling interests were $2 million for the three months ended March 31, 2013 compared to earnings of $13 million for the same period in 2012. The net change of $15 million included

▪	losses attributable to noncontrolling interest of $11 million at Otay Mesa VIE in 2013 compared to earnings of $6 million in 2012; offset by

▪
$1 million at Sempra Mexico in 2013 from earnings attributable to noncontrolling interest of IEnova. We discuss the stock offerings of IEnova in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

Earnings

We discuss variations in earnings by segment above in “Segment Results.”

CAPITAL RESOURCES AND LIQUIDITY

We expect our cash flows from operations to fund a substantial portion of our capital expenditures and dividends. In addition, we may meet our cash requirements through the issuance of securities, including short-term and long-term debt securities, and distributions from our equity method investments.

Our committed lines of credit provide liquidity and support commercial paper.  As we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, Sempra Energy, Sempra Global (the holding company for our subsidiaries not subject to California utility regulation) and the California Utilities each have five-year revolving credit facilities, expiring in 2017. At Sempra Energy and the California Utilities, the agreements are syndicated broadly among 24 different lenders and at Sempra Global, among 25 different lenders.  No single lender has greater than a 7-percent share in any agreement.

The table below shows the amount of available funds at March 31, 2013:

AVAILABLE FUNDS AT MARCH 31, 2013
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents	$1,471	$106	$72
Available unused credit(1)	3,352	658	658
(1)
Borrowings on the shared line of credit at SDG&E and SoCalGas, discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, are limited to $658 million for each utility and a combined total of $877 million.

Sempra Energy Consolidated

We believe that these available funds and cash flows from operations, distributions from equity method investments and security issuances, combined with current cash balances, will be adequate to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund shareholder dividends

▪	fund new business acquisitions or start-ups

▪	repay maturing long-term debt

In 2012, Sempra Energy, SoCalGas and SDG&E publicly offered and sold debt securities totaling $1.1 billion ($500 million maturing in 2022 and $600 million in 2017), $350 million (maturing in 2042) and $250 million (maturing 2042), respectively. Changing economic conditions could affect the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. If these measures were necessary, they would primarily impact certain of our Sempra International and Sempra U.S. Gas & Power businesses before we would reduce funds necessary for the ongoing needs of our utilities. We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.

The increase in Sempra Energy Consolidated cash and cash equivalents at March 31, 2013 of $1.0 billion was primarily due to the influx of cash from the IEnova debt and equity offerings. Net cash proceeds from these transactions totaled approximately $1.0 billion. Although IEnova used the majority of the proceeds from its debt offering to repay intercompany debt balances, these balances were primarily with other Sempra Energy consolidated foreign entities. Because of this, and because the proceeds of the IEnova equity offerings were received in late March 2013, substantially all of the proceeds from these debt and equity offerings remains held in cash and cash equivalents in non-U.S. jurisdiction entities at March 31, 2013. In the first quarter of 2013, Sempra Energy also received $371 million cash proceeds from the sale of a 625-MW block of Sempra Natural Gas’ Mesquite Power plant, which we utilized to pay down commercial paper in February and March of 2013. We discuss these transactions further in Notes 3, 5 and 6 of the Notes to Condensed Consolidated Financial Statements herein.

In three separate transactions during 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our joint-venture partnership that comprised our commodities-marketing businesses. The investment balance of $126 million at March 31, 2013 reflects remaining distributions expected to be received from the partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 of the Notes to Condensed Consolidated Financial Statements herein under “Other Litigation.”  In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We are providing transitional back-up guarantees, a few of which may continue for a prolonged period of time. Either RBS or JP Morgan Chase & Co., one of the buyers’ parties in the sales transactions, has fully indemnified us for any claims or losses in connection with the related transactions.

We provide additional information about RBS Sempra Commodities and the sales transactions and guarantees in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

At March 31, 2013, our cash and cash equivalents held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated are approximately $1.3 billion. As noted in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, we were planning to repatriate a portion of future earnings beginning in 2013 from certain of our non-U.S. subsidiaries in Mexico and Peru. Due to the income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings, which we discuss further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein, we are now planning to make a distribution in 2013 of approximately $200 million from our non-U.S. subsidiaries. This distribution will be from previously taxed income and will not be subject to additional U.S. federal income tax. We now plan to repatriate a portion of future earnings beginning in 2014 from our subsidiaries in Mexico and Peru. Currently, all future repatriated earnings would be subject to U.S. income tax (with a credit for foreign income taxes) and future repatriation from Peru would be subject to local country withholding tax. Because this potential repatriation would only be from future earnings, it does not change our current assertion that we intend to continue to indefinitely reinvest our cumulative undistributed non-U.S. earnings through December 31, 2013. Therefore, we do not intend to use these cumulative undistributed earnings as a source of funding for U.S. operations.

We have significant investments in several trusts to provide for future payments of pensions and other postretirement benefits, and nuclear decommissioning. Changes in asset values, which are dependent on the activity in the equity and fixed income markets, have not affected the trust funds’ abilities to make required payments, but may impact funding requirements for pension and other postretirement benefit plans and the nuclear decommissioning trusts. At the California Utilities, funding requirements are generally recoverable in rates.

We discuss our principal credit agreements more fully in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

California Utilities

SDG&E and SoCalGas expect that available funds, cash flows from operations and debt issuances will continue to be adequate to meet their working capital and capital expenditure requirements.

SoCalGas declared and paid a $50 million common dividend in the first quarter of 2012. However, as a result of the increase in SoCalGas’ capital investment programs over the next few years, and the increase in SoCalGas’ authorized common equity weighting as approved by the CPUC in the recent cost of capital proceeding, management expects that SoCalGas’ dividends on common stock will be reduced, when compared to the dividends on common stock declared on an annual basis historically, or temporarily suspended over the next few years to maintain SoCalGas’ authorized capital structure during the periods of high capital investments. We discuss the cost of capital proceeding in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

As a result of SDG&E’s large capital investment program over the past few years and the level of capital investment in 2012, SDG&E did not pay common dividends to Sempra Energy in 2012. However, due to the completion of construction of the Sunrise Powerlink transmission power line in June 2012, SDG&E expects to be able to resume the declaration and payment of dividends on its common stock in 2014.

Sempra South American Utilities

We expect projects at Chilquinta Energía and Luz del Sur to be funded by external borrowings and funds internally generated by Chilquinta Energía and Luz del Sur.

Sempra Mexico

We expect projects in Mexico to be funded through a combination of funds internally generated by the Mexico businesses, project financing, partnering in joint ventures and the proceeds from its recent debt and equity offerings. In February 2013, IEnova, a subsidiary of Sempra Mexico, publicly offered and sold in Mexico $306 million U.S. equivalent of fixed-rate, peso-denominated notes maturing in 2023 and $102 million U.S. equivalent variable-rate, peso-denominated notes maturing in 2018. Sempra Mexico used the proceeds of the notes primarily for the repayment of intercompany debt and also for capital projects. Sempra Mexico entered into cross-currency swaps for U.S. dollars at the time of issuance. We discuss this offering further in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

In March 2013, Sempra Mexico received net proceeds of $574 million from the sale of IEnova common stock in concurrent private and public offerings, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein. The net proceeds from these offerings are expected to be used primarily for general corporate purposes and for the funding of current investments and ongoing expansion plans.

Sempra Renewables

We expect Sempra Renewables to require funds for the development of and investment in electric renewable energy projects. Projects at Sempra Renewables may be financed through a combination of operating cash flow, project financing, funds from the parent, and partnering in joint ventures. The Sempra Renewables projects have planned in-service dates through 2016.

Sempra Natural Gas

We expect Sempra Natural Gas to require funding for the expansion of its portfolio of projects, including natural gas storage, pipelines, and natural gas liquefaction facility. Funding for the development and expansion of its natural gas storage and transmission projects may be financed through a combination of operating cash flow, funding from the parent and the sale completed in February 2013 of one 625-MW block of the Mesquite Power plant. Sempra Natural Gas received cash of $371 million from the sale, which we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. Sempra Natural Gas also plans to develop a natural gas liquefaction export facility at its Cameron LNG terminal. Sempra Natural Gas expects the majority of the liquefaction project to be project-financed and the remainder of the capital requirements to be provided by the project partners, including Sempra Energy, through equity contributions in a joint venture agreement. We expect to provide the majority of our share of equity through the contribution of the existing Cameron facility valued at approximately $1 billion.

Some of Sempra Natural Gas’ long-term power sale contracts contain collateral requirements which require its affiliates and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Natural Gas may be required to provide collateral when market price movements adversely affect the counterparty’s cost of replacement energy supplies if Sempra Natural Gas fails to deliver the contracted amounts. We have neither collateral posted nor owed to counterparties at March 31, 2013 pursuant to these requirements.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2013	2013 Change		2012
Sempra Energy Consolidated	$835	$136	19%	$699
SDG&E	264	(2)	(1)	266
SoCalGas	411	(38)	(8)	449

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy increased in 2013 primarily due to:

▪	a $142 million higher net income, adjusted for noncash items included in earnings, in 2013 compared to 2012;

▪	a $49 million increase in the seasonal liability related to temporary LIFO liquidation in 2013 compared to a $32 million decrease in 2012 at SoCalGas, as we discuss below; and

▪	a $62 million decrease in settlement payments and associated legal fees in 2013 for wildfire claims at SDG&E; offset by

▪	a $33 million increase in accounts receivable in 2013 compared to a $120 million decrease in 2012.

SDG&E

Cash provided by operating activities at SDG&E decreased in 2013 primarily due to:

▪
$92 million lower net income, adjusted for noncash items included in earnings, in 2013 compared to 2012 primarily due to lower deferred tax benefit due to partial reversal of the deferred tax asset from the utilization in 2013 of prior years’ net operating losses; offset by

▪	a $62 million decrease in settlement payments and associated legal fees in 2013 for wildfire claims.

SoCalGas

Cash provided by operating activities at SoCalGas decreased in 2013 primarily due to:

▪	a $27 million decrease in accounts receivable in 2013 compared to a $110 million decrease in 2012; and

▪	a $6 million decrease in income taxes receivable in 2013 compared to a $26 million decrease in 2012; offset by

▪
a $49 million increase in the seasonal liability related to temporary LIFO liquidation in 2013 compared to a $32 million decrease in 2012, primarily due to changes in natural gas inventory value due to increased winter withdrawals. Temporary LIFO liquidation represents the difference between the carrying value of natural gas inventory withdrawn during the period (valued by last-in, first-out method) for delivery to customers and the projected costs of replacement of that inventory during injection months.

The table below shows the contributions to pension and other postretirement benefit plans for the three months ended March 31, 2013.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$11	$7
SDG&E	―	3
SoCalGas	2	3

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2013	2013 Change		2012
Sempra Energy Consolidated	$(162)	$(697)	(81)%	$(859)
SDG&E	(240)	(159)	(40)	(399)
SoCalGas	(422)	57	16	(365)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy decreased in 2013 primarily due to:

▪	$371 million of proceeds received from Sempra Natural Gas’ 2013 sale of a 625-MW block of its Mesquite Power plant;

▪	a $280 million decrease in capital expenditures; and

▪	$43 million invested in the Flat Ridge 2 Wind Farm in 2012.

SDG&E

Cash used in investing activities at SDG&E decreased in 2013 primarily due to a $161 million decrease in capital expenditures, primarily due to the completion of the Sunrise Powerlink project in June 2012.

SoCalGas

Cash used in investing activities at SoCalGas increased in 2013 due to:

▪	a $43 million higher increase in the amount advanced to Sempra Energy in 2013 as compared to 2012; and

▪	a $14 million increase in capital expenditures.

ANNUAL CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2013, we expect to make annual capital expenditures and investments of approximately $3.3 billion. These expenditures include

▪	$2.5 billion at the California Utilities for capital projects and plant improvements ($1.5 billion at SDG&E and $1.0 billion at SoCalGas)

▪	$800 million at our other subsidiaries for capital projects in Mexico and South America, and development of natural gas and renewable generation projects

The California Utilities’ 2013 planned capital expenditures and investments include

▪	$550 million for improvements to SDG&E’s natural gas and electric distribution systems

▪	$300 million for SDG&E’s renewable energy projects

▪	$300 million for improvements to SDG&E’s electric transmission systems

▪	$290 million at SDG&E for substation expansions (transmission)

▪	$80 million for SDG&E’s electric generation plants and equipment

▪	$730 million for improvements to SoCalGas’ distribution and transmission systems, and for pipeline safety

▪	$220 million for SoCalGas’ advanced metering infrastructure

▪	$70 million for SoCalGas’ underground natural gas storage fields

The California Utilities expect to finance these expenditures and investments with cash flows from operations, available funds and debt issuances.

In 2013, the expected capital expenditures and investments of approximately $800 million at our other subsidiaries include

Sempra South American Utilities

▪	approximately $150 million to $200 million for capital projects in South America (approximately $100 million to $150 million in Peru and approximately $50 million in Chile)

Sempra Mexico

▪	approximately $425 million to $475 million for capital projects in Mexico, including approximately $350 million for the development of natural gas pipeline projects developed solely by Sempra Mexico

▪
approximately $330 million of expenditures for pipeline projects within our joint venture with PEMEX. We expect expenditures for projects done within the joint venture to be funded by the joint venture’s cash flows from operations without additional contributions from its partners

Sempra Renewables

▪	approximately $50 million for investment in the third phase of Copper Mountain Solar, a 250-MW solar project located near Boulder City, Nevada

Sempra Natural Gas

▪	approximately $100 million for development of natural gas projects, including approximately $50 million for natural gas storage at Bay Gas and Mississippi Hub

Capital expenditure amounts include capitalized interest. At the California Utilities, the amounts also include the portion of AFUDC related to debt, but exclude the portion of AFUDC related to equity. We provide further details about AFUDC in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2013	2013 Change	2012
Sempra Energy Consolidated	$320	$10	$310
SDG&E	(5)	(248)	243
SoCalGas	―	50	(50)

Sempra Energy Consolidated

Cash provided by financing activities at Sempra Energy increased in 2013 primarily due to:

▪	$574 million net proceeds received from the sale of noncontrolling interests at Sempra Mexico; and

▪	$181 million lower decrease in short-term debt (a $43 million decrease in 2013 compared to $224 million in 2012); offset by

▪
$400 million lower issuances of debt, primarily due to a decrease in issuances of long-term debt of $470 million ($408 million in 2013, compared to $878 million in 2012), offset by an increase in issuances of commercial paper with maturities greater than 90 days of $70 million ($200 million in 2013 compared to $130 million in 2012);

▪
$298 million higher debt payments, including $386 million higher payments on long-term debt ($405 million in 2013, compared to $19 million in 2012), offset by $88 million lower payments of commercial paper with maturities greater than 90 days ($240 million in 2013, compared to $328 million in 2012); and

▪	$30 million increase in common dividends paid primarily due to an increase in the dividend rate.

SDG&E

The change in SDG&E’s cash flows from financing activities in 2013 as compared to 2012 is due to the issuance of $250 million of 4.30-percent first mortgage bonds in the first quarter of 2012 with no new debt issuances occurring during the first quarter of 2013.

SoCalGas

The change in SoCalGas’ cash flows from financing activities was due to the declaration and payment of a $50 million dividend on common stock in the first quarter of 2012 with no declaration or payment of common dividends in the first quarter of 2013.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E and SoCalGas in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first three months of 2013.

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

The California Utilities’ performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature to address state budget concerns and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report and below. We discuss certain regulatory matters below and in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E may also be significantly impacted by matters at San Onofre Nuclear Generating Station (SONGS). We discuss SONGS below and in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein, in Notes 6, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report and in “Risk Factors” in our Annual Report.

Sempra South American Utilities

In April 2011, Sempra South American Utilities increased its investment in two utilities in South America, Chilquinta Energía and Luz del Sur. As anticipated, the acquisition has continued to be accretive to our earnings per share. However, in connection with our increased interests in these utilities, Sempra Energy has $1 billion in goodwill on its Condensed Consolidated Balance Sheet as of March 31, 2013. Goodwill is subject to impairment testing, annually and under other potential circumstances, which may cause its fair value to vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions.

We discuss the acquisition in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra South American Utilities is also expected to provide earnings from construction projects when completed and from other investments, but will require substantial funding for these investments.

Revenues at Chilquinta Energía are based on tariffs set by the National Energy Commission every four years. Rates for four-year periods related to distribution and transmission are reviewed separately on an alternating basis every two years. In late 2011, Chilquinta Energía initiated the process to establish its distribution rates for the period from November 2012 to October 2016. This process was completed in November 2012, with rates published on April 2, 2013, and tariff adjustments going into effect retroactively from November 2012. The next review is scheduled to be completed, with tariff adjustments also going into effect, in November 2014 for transmission, and again for distribution in November 2016.

Luz del Sur serves primarily regulated customers in Peru and revenues are based on rates set by the Energy and Mining Investment Supervisory Body (Organismo Supervisor de la Inversión en Energía y Minería, or OSINERGMIN). The rates are reviewed and adjusted every four years. The next review is scheduled to be completed, with rate adjustments also going into effect, in November 2013. In 2012, Luz del Sur initiated the process to establish its distribution rates subject to this review.

Sempra South American Utilities owns 43 percent of two Argentine natural gas holding companies, as we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein. We expect to dispose of this investment by the end of 2013.

Sempra Mexico

Sempra Mexico is expected to provide earnings from construction projects when completed and other investments, but will require substantial funding for these investments. On February 14, 2013, Sempra Mexico publicly offered and sold in Mexico $408 million U.S. equivalent fixed- and variable-rate notes. The notes and related interest are denominated in Mexican pesos. Sempra Mexico used the proceeds of the notes primarily for the repayment of $357 million of intercompany debt and also for capital projects. Sempra Mexico entered into cross-currency swaps for U.S. dollars at the time of the issuance. We discuss this financing further in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

In March 2013, Sempra Mexico sold common shares of a subsidiary, IEnova, in a private placement and, concurrently, in a registered public offering in Mexico, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein. The shares sold represent approximately 18.9 percent of the ownership interests in IEnova, which will reduce our earnings from Sempra Mexico and have a dilutive effect on our earnings per share. The earnings attributable to IEnova’s noncontrolling interests were $1 million for the first quarter of 2013. The approximately $574 million in net proceeds from the offerings will be used primarily for general corporate purposes and for the funding of IEnova’s current investments and ongoing expansion plans.

In late 2012, the Mexican Federal Labor Law was amended in order to incorporate, among other things, (1) labor principles recognized by the International Labor Organization regarding non-discrimination towards women and the disabled in the labor environment, (2) three new employment arrangements (the “initial training contract,” the “contract on trial” and the “seasonal discontinuous contract”), and (3) a new subcontracting regime providing a legal framework for the contracting of employees through third parties. While we do not expect these amendments to have a material impact on Sempra Mexico, we cannot predict with certainty the potential effects from the application of this new law.

Sempra Renewables

Sempra Renewables is developing and investing in renewable energy generation projects that have long-term contracts with utilities. The renewable energy projects have planned in-service dates through 2016. These projects require construction financing which has come and may come from a variety of sources including operating cash flow, project financing, low-cost financing procured under the DOE’s loan guaranty program, U.S. Treasury Department cash grants, funds from the parent, partnering in joint ventures and, potentially, other forms of equity sales. The varying costs of these alternative financing sources impact the projects’ returns.

Sempra Renewables’ Mesquite Solar 1, the first phase of Copper Mountain Solar 2, Flat Ridge 2 Wind Farm, Mehoopany Wind Farm and Auwahi Wind Farm projects were placed in service in 2012.

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

On March 5, 2013, the U.S. Treasury Department announced that, pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, as amended, payments issued under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 for specified energy property in lieu of tax credits are subject to sequestration. As a result, every award made to a Section 1603 applicant on or after March 1, 2013 through September 30, 2013 will be reduced by 8.7 percent, irrespective of when the application was received by the Treasury Department. The sequestration reduction rate will be applied until September 30, 2013, at which time the sequestration rate is subject to change. In the first quarter of 2013, we reduced our U.S. Treasury grants receivable by $23 million (to $236 million at March 31, 2013) due to sequestration.

Sempra Renewables is a joint venture partner with BP in the Fowler Ridge 2, Cedar Creek 2, Flat Ridge 2, Mehoopany and Auwahi wind farms. BP has indicated that they may divest their wind generation business, which divestiture may include their investments in one or more of these joint ventures.

Sempra Natural Gas

In February 2013, Sempra Natural Gas completed the sale of one 625-MW block of its Mesquite Power plant to the Salt River Project Agricultural Improvement and Power District for $371 million in cash.

In June 2011, Sempra Natural Gas entered into a 25-year power contract with various members of Southwest Public Power Resources Group (SPPR Group), an association of 40 not-for-profit utilities in Arizona and southern Nevada. The contract was expanded to a total of 270 MW in February 2013. Under the terms of the agreement, Sempra Natural Gas will provide 21 participating SPPR Group members with firm, day-ahead dispatchable power delivered to the Palo Verde hub beginning in January 2015.

Sempra Natural Gas is currently progressing with plans for a development project to utilize its Cameron LNG terminal for the liquefaction of natural gas and export of LNG. The objective is to obtain long-term contracts for liquefaction services that allow us to fully utilize our existing regasification infrastructure while minimizing our future additional capital investment. The liquefaction facility will utilize Cameron LNG’s existing facilities, including two marine berths, three LNG storage tanks, and vaporization capability of 1.5 Bcf per day. In January 2012, the DOE approved Cameron LNG’s application for a license to export LNG to Free Trade Agreement countries. The authorization to export LNG to countries with which the U.S. does not have a Free Trade Agreement is pending review by the DOE.

In 2012, Sempra Natural Gas signed commercial development agreements with Mitsubishi Corporation, Mitsui & Co., Ltd., and a subsidiary of GDF SUEZ S.A. to develop a natural gas liquefaction export facility at the Cameron LNG terminal. The completed liquefaction facility is expected to be comprised of three liquefaction trains and is being designed to a nameplate capacity of 13.5 million tonnes per annum (Mtpa) of LNG and expected export capability of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. Sempra Natural Gas filed for the required permits from the FERC in December 2012. In April 2013, the FERC issued a notice setting February 20, 2014 as the deadline for completing all environmental reviews and issuing a final decision. Pending regulatory approvals and the achievement of other key milestones, we now expect to make a final investment decision and start field construction in the first half of 2014. We expect commercial operations to begin for the first train in the second half of 2017, and all three trains to be completed by the end of 2018. The anticipated incremental investment in the three-train liquefaction project, subject to final design specifications, is estimated to be approximately $6 billion to $7 billion, excluding capitalized interest and other financing costs, the majority of which will be project-financed and the balance provided by the project partners in a joint-venture arrangement. The total cost of the facility, including the cost of our original facility plus interest during construction, financing costs and required reserves, is estimated to be approximately $9 billion to $10 billion.

Sempra Natural Gas’ existing assets will provide substantially all of its capital contribution to the joint venture, however we may contribute up to an additional $600 million to the joint venture, which may come from our share of cash flows from operations from the first and second trains. We expect to own 50.2 percent of the joint venture and the three other joint venture partners are expected to each own 16.6 percent.

The commercial development agreements bind the parties to fund certain development costs, including design, permitting and engineering, as well as to negotiate in good faith 20-year tolling agreements, based on agreed-upon key terms outlined in the commercial development agreements. Each tolling agreement for the respective customers would be for the export of approximately 4 Mtpa.

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express Pipeline (REX), that links producing areas in the Rocky Mountains region to the upper Midwest and the eastern United States. We recorded noncash, after-tax impairment charges of $239 million in 2012 to write down our investment in the partnership. Sempra Rockies Marketing, a subsidiary of Sempra Natural Gas, has an agreement for capacity on the Rockies Express Pipeline through November 2019. The capacity costs are offset by revenues from releases of the capacity to RBS Sempra Commodities prior to 2011, and to J.P. Morgan Ventures starting in 2011, and other third parties. Certain capacity release commitments will conclude during 2013. Accordingly, new contracting activity related to that capacity may not be sufficient to offset all of our capacity payments to REX. Our carrying value in Rockies Express as of March 31, 2013 is $348 million. We discuss our investment in Rockies Express and the impairment charges in Notes 4 and 11 of the Notes to Consolidated Financial Statements in the Annual Report.

Sempra Commodities

In three separate transactions in 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our commodities-marketing partnership. The investment balance of $126 million at March 31, 2013 reflects remaining distributions expected to be received from the partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 of the Notes to Condensed Consolidated Financial Statements herein under “Other Litigation.” In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We provide additional information in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

CALIFORNIA UTILITIES

Joint Matters

General Rate Case (GRC)

Both SDG&E and SoCalGas have their 2012 General Rate Case (GRC) applications pending at the CPUC. The California Utilities filed their initial applications for the 2012 GRC in December 2010 to establish their authorized 2012 revenue requirements and the ratemaking mechanisms by which those requirements will change on an annual basis over the subsequent three-year (2013-2015) period. In July 2011, SDG&E and SoCalGas filed revised applications and in February 2012, SDG&E and SoCalGas filed amendments to update the July 2011 filing. The 2012 amendments revised the requested increases to their authorized revenue requirements, as compared to their 2011 authorized revenues, to $235 million at SDG&E, of which $67 million is for the cost recovery of incremental wildfire insurance premiums, and to $268 million at SoCalGas. The Division of Ratepayer Advocates recommended that the CPUC reduce the utilities’ revenue requirements in 2012 by approximately 5 percent compared to 2011.

Because a final decision for the 2012 GRC was not issued in 2012, the California Utilities have recorded revenues in 2012 and 2013 based on levels authorized in 2011 plus, for SDG&E, consistent with the recent CPUC decisions for cost recovery for SDG&E’s incremental wildfire insurance premiums, an amount for the recovery of 2012 wildfire insurance premiums.

In March 2013, the CPUC issued a proposed draft decision that would establish a 2012 revenue requirement of $1.749 billion for SDG&E and $1.952 billion for SoCalGas. This represents an increase of $135 million (8.4 percent) and $108 million (5.9 percent) over the authorized 2011 revenue requirements of SDG&E and SoCalGas, respectively. The draft decision also establishes a four-year GRC period (through 2015); subsequent escalation of the adopted revenue requirements for years 2013, 2014 and 2015 using the Consumer Price Index – Urban (CPI-U); and the continuation of the Z-Factor mechanism for qualifying cost recovery. The Z-Factor mechanism allows the California Utilities to seek cost recovery of significant cost increases, under certain circumstances, incurred between GRC filings from unforeseen events subject to a $5 million deductible per event.

On April 18, 2013, the California Utilities filed comments in response to the 2012 GRC PD with the CPUC recommending changes to the proposed 2012 revenue requirements, citing significant errors that should be addressed. The issues identified by the California Utilities in their filed comments equate to the 2012 GRC PD’s proposed revenue requirement being understated by $3 million and $52 million for SDG&E and SoCalGas, respectively. Among the major issues in the 2012 GRC PD identified by the California Utilities in the filed comments are: 1) discrepancies between the detail in the model used by the CPUC in determining the proposed 2012 revenue requirements when compared to the language in the 2012 GRC PD; 2) recovery of amounts for the funding of pension plans that are in excess of what the current funding levels of these plans are expected to be based on current pension funding guidelines; 3) reductions for the funding of critical SoCalGas gas operations and customer service departments; and 4) the level of funding for the employees’ short-term incentive compensation plans when compared to the CPUC’s assessment of the level of total employee compensation for the California Utilities and to what has been approved in other recent California investor-owned utilities’ GRC decisions.

In addition to the issues comprising the understatement of the 2012 GRC PD’s revenue requirement for 2012, the filed comments also identify an inconsistency in the 2012 GRC PD’s design of the proposed attrition mechanism when compared to the attrition mechanism adopted in other recent California investor-owned utilities’ GRC decisions. The 2012 GRC PD proposes the use of the CPI-U, rather than a utility-industry index, as the basis for Post Test Year escalation. The filed comments provide a comparison of what the attrition would be based on the CPI-U as compared to the attrition mechanism adopted in recent GRCs for other regulated utilities. This comparison shows that, on average over the past five years (2007 – 2012), the utility-industry index for SDG&E and SoCalGas was 170 basis points (1.7 percent) and 140 basis points (1.4 percent) higher, respectively, than the CPI-U. In their filed comments, the California Utilities urge the CPUC to reject the use of the CPI-U as the index and adopt a utility-industry index or indices, similar to what was adopted for other California investor-owned utilities in their most recent GRC proceedings.

We expect a final CPUC decision, which will be made effective retroactive to January 1, 2012, in the second quarter of 2013. The financial impact of the final CPUC decision, retroactive to January 1, 2012, will be reflected in the California Utilities’ financial statements in the period in which the final CPUC decision is issued. Because a final decision for the 2012 GRC was not issued by March 31, 2013, the California Utilities have recorded revenues in 2012 and in the first quarter of 2013 based on levels authorized in 2011 plus, for SDG&E and consistent with the recent CPUC decisions for cost recovery for SDG&E’s incremental wildfire insurance premiums, an amount for the recovery of 2012 wildfire insurance premiums.

Sempra Energy and the California Utilities will reflect the impact of the final decision, including the financial effect associated with the retroactive application to January 1, 2012, in 2013 financial results in the period in which such final decision is issued. The timing of the CPUC decision and the outcome from these proceedings will have an impact on the financial condition, operating results and cash flows of the California Utilities. If the CPUC’s final decision grants a significantly lower authorized revenue requirement, it could have a material adverse effect on the California Utilities’ cash flows, financial condition, results of operations and prospects starting in 2013 as compared to 2011. We provide additional information regarding the 2012 GRC in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to the Consolidated Financial Statements in the Annual Report.

Natural Gas Pipeline Operations Safety Assessments

Pending the outcome of the various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the California Utilities, may incur incremental expense and capital investment associated with its natural gas pipeline operations and investments. In August 2011, SoCalGas, SDG&E, PG&E and Southwest Gas filed implementation plans with the CPUC to test or replace all natural gas transmission pipelines that have not been pressure tested, as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein. In their filing with the CPUC, the California Utilities estimated that the total cost for Phase 1 of the two-phase plan is $3.1 billion over a 10-year period. The California Utilities requested that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery. The costs that are the subject of these plans are outside the scope of the 2012 GRC proceedings discussed above. If the CPUC were to decide that the incremental capital investment not be considered as incremental rate base outside the GRC process or that this incremental capital investment earn an ROR lower than what is otherwise authorized, it could materially adversely affect the respective company’s cash flows, financial condition, results of operations and prospects upon commencement of this program. We provide additional information in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E Matters

2007 Wildfire Litigation

In regard to the 2007 wildfire litigation, SDG&E’s payments for claims settlements plus funds estimated to be required for settlement of outstanding claims and legal fees total approximately $2.4 billion, which is in excess of the $1.1 billion of liability insurance coverage and the approximately $824 million recovered from third parties. However, SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from third parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. As of March 31, 2013, Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets reflect $360 million in Regulatory Assets Arising From Wildfire Litigation Costs, including $321 million related to CPUC-regulated operations and $39 million related to FERC-regulated operations, for costs incurred and the estimated settlement of pending claims. However, SDG&E’s cash flow may be materially adversely affected by timing differences between the resolution of claims and recoveries in rates, which may extend over a number of years. In addition, recovery in rates will require future regulatory approval, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s financial condition, cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of recoveries in rates and will make appropriate adjustments to wildfire reserves and the related regulatory assets as additional information becomes available.

Should SDG&E conclude that recovery of excess wildfire costs in rates is no longer probable, at that time SDG&E will record a charge against earnings. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated, as of March 31, 2013, the resulting after-tax charge against earnings would have been up to $190 million. In addition, in periods following any such conclusion by SDG&E that recovery is no longer probable, Sempra Energy’s and SDG&E’s earnings will be adversely impacted by increases in the estimated costs to litigate or settle pending wildfire claims. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

We provide additional information concerning these matters in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SONGS

As a result of the extended outage at SONGS, the CPUC has issued an Order Instituting Investigation (OII) to determine whether SDG&E should remove from customer rates some or the entire revenue requirement associated with the portion of the facility that is out of service. This OII will consolidate all SONGS issues from related regulatory proceedings and consider the appropriate cost recovery for SONGS, including among other costs, the cost of the steam generator replacement project, replacement power costs, capital expenditures, operation and maintenance costs and seismic study costs. The OII requires that all costs related to SONGS incurred since January 1, 2012 be tracked in a separate memorandum account, with all revenues collected in recovery of such costs subject to refund, and will address the extent to which such revenues, if any, will be required to be refunded to customers.

During the unscheduled outage at SONGS, SDG&E has procured replacement power, the cost of which is fully recovered in revenues subject to review and potential disallowance by the CPUC. The estimated replacement power cost requirements specified in the OII proceeding, including estimated foregone energy sales from excess SONGS production, produce a replacement power cost estimate, in excess of avoided nuclear fuel costs, that is incurred by SDG&E through March 31, 2013, as a result of the unscheduled SONGS outage (commencing in 2012 on January 31 for Unit 3 and March 5 for Unit 2) of approximately $107 million, of which $35 million was incurred in the first quarter of 2013. Total replacement power costs will not be known until the Units are returned to service and are fully operational.

Currently, SDG&E is collecting in customer rates its share of the operating costs, depreciation and return on its investment in SONGS. In 2012, SDG&E recognized approximately $199 million of revenue associated with its investment in SONGS and related operating costs. For the quarter ended March 31, 2013, SDG&E recognized an estimated $39 million of such revenue. Following is a summary of SDG&E’s March 31, 2013 net book investment, excluding any decommissioning-related assets and liabilities, and its rate base investment in SONGS.

SUMMARY OF SDG&E NET BOOK INVESTMENT AND RATE BASE INVESTMENT IN SONGS(1)
(Dollars in millions)
	Unit 2	Unit 3	Common Plant	Total
Net book investment:
Net property, plant and equipment, including
construction work in progress	$151	$115	$127	$393
Materials and supplies	―	―	10	10
Nuclear fuel	―	―	116	116
Net book investment	$151	$115	$253	$519

Rate base investment	$99	$94	$78	$271
(1)	Excludes nuclear decommissioning-related assets and liabilities.

If the CPUC were to order SDG&E to remove all or most of the authorized revenue requirement associated with SONGS from customer rates, refund all or most of the revenue from its investment in SONGS charged to customers since January 1, 2012, or remove all or most of SDG&E’s rate base investment in SONGS from its rate base, or deny cost recovery for the excess cost of the replacement power it has purchased since the Units were shut down, it would likely have a material adverse effect on Sempra Energy’s and SDG&E’s financial condition, cash flows, results of operations and prospects.

We provide additional information concerning SONGS in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 6, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Investment in Wind Farm

In 2011, the CPUC and FERC approved SDG&E’s tax equity investment in a wind farm project. The investment may be made after the project has met all of the conditions precedent set forth in the definitive documents and upon the initiation of commercial operation of the project. The conditions precedent have not yet been met.

OTHER SEMPRA ENERGY MATTERS

We discuss potential and expected impacts of the 2012 Tax Act and the 2010 Tax Act on our income tax expense, earnings and cash flows in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in the Annual Report.

We may be further impacted by depressed and rapidly changing economic conditions. Moreover, the dollar may fluctuate significantly compared to some foreign currencies, especially in Mexico and South America where we have significant operations. We discuss foreign currency rate risk further under “Market Risk – Foreign Currency Rate Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. North American natural gas prices, which affect profitability at Sempra Renewables and Sempra Natural Gas, are currently significantly below Asian and European prices. These factors could, if they remain unchanged, adversely affect profitability. However, management expects that future export capability at Sempra Natural Gas’ Cameron LNG facility would benefit from lower gas prices in North America compared to other regions.

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

CALIFORNIA UTILITIES – INDUSTRY DEVELOPMENTS AND CAPITAL PROJECTS

We describe capital projects, electric and natural gas regulation and rates, and other pending proceedings and investigations that affect the California Utilities in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA INTERNATIONAL AND SEMPRA U.S. GAS & POWER INVESTMENTS

As we discuss in “Cash Flows From Investing Activities,” our investments will significantly impact our future performance. In addition to the discussion below, we provide information about these investments in “Capital Resources and Liquidity” herein and in the “Capital Resources and Liquidity” and “Factors Influencing Future Performance” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Sempra South American Utilities

Santa Teresa

In May 2011, groundbreaking took place for Santa Teresa, a project at Luz del Sur to build a 98-MW hydroelectric power plant in Peru’s Cusco region. It is planned to be completed in 2014.

Transmission Projects

In May 2012, Chilquinta Energía, in a joint venture with Sociedad Austral de Electricidad Sociedad Anonima (SAESA), was awarded two 220-kilovolt (kV) transmission lines in Chile. The transmission lines will extend 150 miles, and we estimate the project will cost the joint venture approximately $150 million and be completed in 2017.

Sempra Mexico

Energía Sierra Juárez

In April 2011, SDG&E entered into a 20-year contract for up to 156 MW of renewable power supplied from the first phase of Sempra Mexico’s Energía Sierra Juárez wind project in Baja California, Mexico. The contract was approved by the CPUC in March 2012 and by the FERC in July 2012.In June 2012, the Comisión Reguladora de Energía (CRE) of Mexico issued a permit for the project, conditioned on approval from the Comisión Federal de Electricidad (CFE). In March 2013, the CFE issued a positive opinion regarding the project, and the CRE issued a resolution that deemed the above mentioned condition as approved. We expect construction on the project to begin in 2013, and the project to be fully operational in 2015. Delays in construction or in obtaining necessary permits could potentially prevent Energía Sierra Juárez from being operational at the time required by the SDG&E contract, which would permit SDG&E to terminate the contract without penalty. In addition, the Energía Sierra Juárez project has the right to terminate the contract if it is unable to timely obtain the necessary permits.

Pipeline Projects

In October 2012, Sempra Mexico was awarded two contracts by the CFE to build and operate an approximately 500-mile pipeline network to transport natural gas from the U.S.-Mexico border south of Tucson, Arizona through the Mexican state of Sonora to the northern part of the Mexican state of Sinaloa along the Gulf of California. The network will be comprised of two segments that will interconnect to the U.S. interstate pipeline system. We estimate it will cost approximately $1 billion. The first segment of the project, approximately 300 miles, is expected to be completed by the second half of 2014, and the remaining segment is expected to be completed by the second half of 2016. The capacity is fully contracted by CFE under two 25-year contracts denominated in U.S. dollars. Our ability to secure rights of way and construct the lines within budgeted amounts will impact future performance.

In December 2012, through its joint venture with PEMEX, Sempra Mexico executed an ethane transportation services agreement with PEMEX to construct and operate an approximately 140-mile pipeline to transport ethane from Tabasco, Mexico to Veracruz, Mexico. We estimate it will cost approximately $330 million and be funded by the joint venture from its cash flow from operations without additional capital contributions from the partners. It is expected to be completed in the second half of 2014. The capacity is fully contracted by PEMEX under a 21-year contract denominated in U.S. dollars.

In January 2013, PEMEX announced that the first phase of the Los Ramones project was assigned to and will be developed by our joint venture with PEMEX. The project will consist of a 70-mile natural gas pipeline from the northern portion of the state of Tamaulipas bordering the United States to Los Ramones in the Mexican state of Nuevo León. The transportation services agreement is under negotiation with PEMEX.

Sempra Renewables

Copper Mountain Solar

Copper Mountain Solar is a photovoltaic generation facility operated and under development by Sempra Renewables in Boulder City, Nevada. If fully developed, the project will be capable of producing up to approximately 450 MW of solar power; it is being developed in multiple phases as power sales become contracted. Copper Mountain Solar is comprised of three separate projects. Copper Mountain Solar 1 (CMS 1) is a 58-MW photovoltaic generation facility currently in operation, which includes the 10-MW facility previously referred to as El Dorado Solar. PG&E has contracted for all of the solar power at CMS 1 for 20 years.

Copper Mountain Solar 2 (CMS 2) began construction in December 2011 and will total 150 MW when completed. CMS 2 is divided into two phases, with the first phase of 92 MW placed in service in November 2012 and the remaining 58 MW planned to be placed in service in 2015. PG&E has contracted for all of the solar power at CMS 2 for 25 years.

Copper Mountain Solar 3 (CMS 3) started construction in March 2013 and will total 250 MW when completed. CMS 3 will be placed in service as each of the ten blocks of solar panels is installed and is planned to be entirely in service by late 2015. The cities of Los Angeles and Burbank have contracted for all of the solar power at CMS 3 for 20 years.

Mesquite Solar

Mesquite Solar is a photovoltaic generation facility under development by Sempra Renewables in Maricopa County, Arizona. If fully developed, the project will be capable of producing up to approximately 700 MW of solar power. Construction on the first phase (Mesquite Solar 1) of 150 MW was completed in December 2012. PG&E has contracted for all of the solar power at Mesquite Solar 1 for 20 years.

Sempra Natural Gas

Natural Gas Storage

Currently, Sempra Natural Gas has 30 Bcf of operational working natural gas storage capacity. We are currently developing another 13 Bcf of capacity with planned in-service dates through the first half of 2014 and may, over the long term, develop as much as 76 Bcf of total storage capacity.

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

Cameron LNG

In 2012, Sempra Natural Gas signed commercial development agreements with Mitsubishi Corporation, Mitsui & Co., Ltd., and a subsidiary of GDF SUEZ S.A. to develop a natural gas liquefaction export facility at the site of its Cameron LNG terminal in Hackberry, Louisiana. We discuss these agreements above in “Factors Influencing Future Performance – Sempra Energy Overview.”

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

INTEREST RATE RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding commercial paper classified as long-term debt, capital lease obligations and interest rate swaps, and before reductions/increases for unamortized discount/premium, at March 31, 2013 and December 31, 2012:

	Sempra Energy
	Consolidated		SDG&E		SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR(1)	Debt	VaR(1)	Debt	VaR(1)
At March 31, 2013:
California Utilities fixed-rate	$5,204	$556	$3,791	$417	$1,413	$138
California Utilities variable-rate	342	13	342	13	―	―
All other, fixed-rate and variable-rate	6,324	308	―	―	―	―
At December 31, 2012:
California Utilities fixed-rate	$5,203	$601	$3,790	$451	$1,413	$150
California Utilities variable-rate	345	14	345	14	―	―
All other, fixed-rate and variable-rate	6,306	302	―	―	―	―
(1) After the effects of interest rate swaps.

We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency rate risk in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. At March 31, 2013, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2012.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2013, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

There have not been any material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6. EXHIBITS

The following exhibits relate to each registrant as indicated.

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy / San Diego Gas & Electric Company
10.1	Severance Pay Agreement between Sempra Energy and Michael R. Niggli, dated February 18, 2013.

10.2	Severance Pay Agreement between Sempra Energy and James P. Avery, dated February 18, 2013.

10.3	Severance Pay Agreement between Sempra Energy and Lee Schavrien, dated February 18, 2013.

10.4	Severance Pay Agreement between Sempra Energy and Woodrow D. Smith, dated February 18, 2013.
Sempra Energy / Southern California Gas Company
10.5	Severance Pay Agreement between Sempra Energy and Erbin Keith, dated February 18, 2013.
EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.

EXHIBIT 101 -- INTERACTIVE DATA FILE
Sempra Energy / San Diego Gas & Electric / Southern California Gas Company
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Sempra Energy:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: May 2, 2013	By: /s/ Trevor I. Mihalik
Trevor I. Mihalik Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: May 2, 2013	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: May 2, 2013	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer