Form 10-Q
period 2013-06-30
SAN DIEGO GAS & ELECTRIC CO; SEMPRA ENERGY; SOUTHERN CALIFORNIA GAS CO
filed 2013-08-06
CIK 86521, 1032208, 92108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended		June 30, 2013

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from		to

Commission File No.	Exact Name of Registrants as Specified in their Charters, Address and Telephone Number	States of Incorporation	I.R.S. Employer Identification Nos.	Former name, former address and former fiscal year, if changed since last report
1-14201	SEMPRA ENERGY	California	33-0732627	No change
101 Ash Street
San Diego, California 92101
(619)696-2000

1-03779	SAN DIEGO GAS & ELECTRIC COMPANY	California	95-1184800	No change
8326 Century Park Court
San Diego, California 92123
(619)696-2000

1-01402	SOUTHERN CALIFORNIA GAS COMPANY	California	95-1240705	No change
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
Sempra Energy	[ X ]	[ ]	[ ]	[ ]
San Diego Gas & Electric Company	[ ]	[ ]	[ X ]	[ ]
Southern California Gas Company	[ ]	[ ]	[ X ]	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Sempra Energy		Yes		No	X
San Diego Gas & Electric Company		Yes		No	X
Southern California Gas Company		Yes		No	X

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Common stock outstanding on August 2, 2013:

Sempra Energy	244,248,233 shares
San Diego Gas & Electric Company	Wholly owned by Enova Corporation, which is wholly owned by Sempra Energy
Southern California Gas Company	Wholly owned by Pacific Enterprises, which is wholly owned by Sempra Energy

SEMPRA ENERGY FORM 10-Q SAN DIEGO GAS & ELECTRIC COMPANY FORM 10-Q SOUTHERN CALIFORNIA GAS COMPANY FORM 10-Q TABLE OF CONTENTS
		Page
Information Regarding Forward-Looking Statements		4

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	75
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	113
Item 4.	Controls and Procedures	114

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	115
Item 1A.	Risk Factors	115
Item 6.	Exhibits	117

Signatures		119

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

▪
actions and the timing of actions by the California Public Utilities Commission, California State Legislature, Federal Energy Regulatory Commission, U.S. Department of Energy, Nuclear Regulatory Commission, Atomic Safety and Licensing Board, California Energy Commission, California Air Resources Board, and other regulatory, governmental and environmental bodies in the United States and other countries in which we operate;

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

▪
the availability of electric power, natural gas and liquefied natural gas, including disruptions caused by failures in the North American transmission grid, pipeline explosions, equipment failures and the decommissioning of San Onofre Nuclear Generating Station (SONGS);

▪	weather conditions, natural disasters, catastrophic accidents, and conservation efforts;

▪
risks inherent in nuclear power facilities and radioactive materials storage, including the catastrophic release of such materials, the disallowance of the recovery of the investment in or operating costs of the nuclear facility due to an extended outage and facility closure, and increased regulatory oversight;

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

We caution you not to rely unduly on any forward-looking statements. You should review and consider carefully the risks, uncertainties and other factors that affect our business as described in this report and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)
REVENUES
Utilities	$2,332	$1,838	$4,666	$3,929
Energy-related businesses	319	251	635	543
Total revenues	2,651	2,089	5,301	4,472
EXPENSES AND OTHER INCOME
Utilities:
Cost of natural gas	(365)	(221)	(921)	(652)
Cost of electric fuel and purchased power	(477)	(349)	(924)	(737)
Energy-related businesses:
Cost of natural gas, electric fuel and purchased power	(94)	(81)	(205)	(210)
Other cost of sales	(49)	(41)	(97)	(74)
Operation and maintenance	(740)	(727)	(1,464)	(1,398)
Depreciation and amortization	(247)	(266)	(542)	(523)
Franchise fees and other taxes	(81)	(79)	(187)	(175)
Loss from plant closure	(200)	―	(200)	―
Gain on sale of assets	―	7	74	7
Equity earnings (losses), before income tax	8	(293)	18	(281)
Other income, net	26	18	63	93
Interest income	4	4	10	9
Interest expense	(138)	(113)	(276)	(226)
Income (losses) before income taxes and equity earnings
of certain unconsolidated subsidiaries	298	(52)	650	305
Income tax (expense) benefit	(32)	118	(210)	1
Equity earnings, net of income tax	1	8	5	19
Net income	267	74	445	325
Earnings attributable to noncontrolling interests	(21)	(11)	(19)	(24)
Preferred dividends of subsidiaries	(1)	(1)	(3)	(3)
Earnings	$245	$62	$423	$298

Basic earnings per common share	$1.00	$0.26	$1.74	$1.24
Weighted-average number of shares outstanding, basic (thousands)	243,603	241,141	243,449	240,853

Diluted earnings per common share	$0.98	$0.25	$1.70	$1.21
Weighted-average number of shares outstanding, diluted (thousands)	248,515	246,260	248,279	245,766
Dividends declared per share of common stock	$0.63	$0.60	$1.26	$1.20
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2013			2012
	(unaudited)
		Non-			Non-
	Sempra	controlling		Sempra	controlling
	Energy	Interests	Total	Energy	Interests	Total
Net income	$246	$21	$267	$63	$11	$74
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	134	(20)	114	(33)	(1)	(34)
Net actuarial gain	1	―	1	4	―	4
Financial instruments	23	15	38	(9)	(9)	(18)
Total other comprehensive income (loss)	158	(5)	153	(38)	(10)	(48)
Total comprehensive income	404	16	420	25	1	26
Preferred dividends of subsidiaries	(1)	―	(1)	(1)	―	(1)
Total comprehensive income, after preferred
dividends of subsidiaries	$403	$16	$419	$24	$1	$25
	Six months ended June 30,
	2013			2012
	(unaudited)
		Non-			Non-
	Sempra	controlling		Sempra	controlling
	Energy	Interests	Total	Energy	Interests	Total
Net income	$426	$19	$445	$301	$24	$325
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	144	(24)	120	34	3	37
Net actuarial gain	4	―	4	5	―	5
Financial instruments	9	18	27	(6)	(9)	(15)
Total other comprehensive income (loss)	157	(6)	151	33	(6)	27
Total comprehensive income	583	13	596	334	18	352
Preferred dividends of subsidiaries	(3)	―	(3)	(3)	―	(3)
Total comprehensive income, after preferred
dividends of subsidiaries	$580	$13	$593	$331	$18	$349
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2013	2012(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$954	$475
Restricted cash	89	46
Trade accounts receivable, net	1,007	1,146
Other accounts and notes receivable, net	154	153
Income taxes receivable	129	56
Deferred income taxes	76	148
Inventories	357	408
Regulatory balancing accounts – undercollected	325	395
Regulatory assets	190	62
Fixed-price contracts and other derivatives	81	95
U.S. Treasury grants receivable	164	258
Asset held for sale, power plant	―	296
Other	135	157
Total current assets	3,661	3,695

Investments and other assets:
Restricted cash	22	22
Regulatory assets arising from pension and other postretirement
benefit obligations	1,170	1,151
Regulatory assets arising from wildfire litigation costs	352	364
Other regulatory assets	1,872	1,227
Nuclear decommissioning trusts	938	908
Investments	1,466	1,516
Goodwill	1,042	1,111
Other intangible assets	431	436
Sundry	895	878
Total investments and other assets	8,188	7,613

Property, plant and equipment:
Property, plant and equipment	33,728	33,528
Less accumulated depreciation and amortization	(8,557)	(8,337)
Property, plant and equipment, net ($452 and $466 at June 30, 2013 and December 31, 2012, respectively, related to VIE)	25,171	25,191
Total assets	$37,020	$36,499
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2013	2012(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$510	$546
Accounts payable – trade	959	976
Accounts payable – other	114	134
Dividends and interest payable	271	266
Accrued compensation and benefits	235	337
Regulatory balancing accounts – overcollected	290	141
Current portion of long-term debt	1,540	725
Fixed-price contracts and other derivatives	71	77
Customer deposits	142	143
Reserve for wildfire litigation	182	305
Other	411	608
Total current liabilities	4,725	4,258
Long-term debt ($330 and $335 at June 30, 2013 and December 31, 2012, respectively, related to VIE)	10,530	11,621

Deferred credits and other liabilities:
Customer advances for construction	140	144
Pension and other postretirement benefit obligations, net of plan assets	1,471	1,456
Deferred income taxes	2,389	2,100
Deferred investment tax credits	44	46
Regulatory liabilities arising from removal obligations	2,842	2,720
Asset retirement obligations	1,949	2,033
Fixed-price contracts and other derivatives	237	252
Deferred credits and other	1,066	1,107
Total deferred credits and other liabilities	10,138	9,858
Contingently redeemable preferred stock of subsidiary	79	79

Commitments and contingencies (Note 10)

Equity:
Preferred stock (50 million shares authorized; none issued)	―	―
Common stock (750 million shares authorized; 244 million and 242 million shares
outstanding at June 30, 2013 and December 31, 2012, respectively; no par value)	2,366	2,217
Retained earnings	8,557	8,441
Accumulated other comprehensive income (loss)	(219)	(376)
Total Sempra Energy shareholders’ equity	10,704	10,282
Preferred stock of subsidiary	20	20
Other noncontrolling interests	824	381
Total equity	11,548	10,683
Total liabilities and equity	$37,020	$36,499
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$445	$325
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	542	523
Deferred income taxes and investment tax credits	251	(53)
Gain on sale of assets	(74)	(7)
Loss from plant closure	200	―
Equity (earnings) losses	(23)	262
Fixed-price contracts and other derivatives	(28)	1
Other	1	8
Net change in other working capital components	20	28
Changes in other assets	(237)	13
Changes in other liabilities	8	52
Net cash provided by operating activities	1,105	1,152

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(1,130)	(1,517)
Expenditures for investments and acquisition of business, net of cash acquired	(5)	(303)
Proceeds from sale of assets and investment	384	9
Proceeds from U.S. Treasury grants	74	―
Distributions from investments	95	31
Purchases of nuclear decommissioning and other trust assets	(330)	(327)
Proceeds from sales by nuclear decommissioning and other trusts	326	329
Decrease in restricted cash	143	68
Increase in restricted cash	(186)	(61)
Other	2	(10)
Net cash used in investing activities	(627)	(1,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(299)	(260)
Preferred dividends paid by subsidiaries	(3)	(3)
Issuances of common stock	22	45
Repurchases of common stock	(45)	(16)
Issuances of debt (maturities greater than 90 days)	894	1,167
Payments on debt (maturities greater than 90 days)	(1,134)	(559)
Proceeds from sale of noncontrolling interests, net of $25 in offering costs	574	―
(Decrease) increase in short-term debt, net	(10)	241
Distributions to noncontrolling interests	(13)	(10)
Other	18	(11)
Net cash provided by financing activities	4	594

Effect of exchange rate changes on cash and cash equivalents	(3)	4

Increase (decrease) in cash and cash equivalents	479	(31)
Cash and cash equivalents, January 1	475	252
Cash and cash equivalents, June 30	$954	$221
See Notes to Condensed Consolidated Financial Statements.

SEMPRA ENERGY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Dollars in millions)
	Six months ended June 30,
	2013		2012
	(unaudited)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized		$269		$209
Income tax payments, net of refunds		78		93

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Acquisition of business:
Assets acquired	$	―		$29
Cash paid, net of cash acquired		―		(19)
Liabilities assumed	$	―		$10

Nuclear facility plant reclassified to regulatory asset, net of depreciation and amortization		$512	$	―
Accrued capital expenditures		214		354
Capital expenditures recoverable by U.S. Treasury grants receivable		3		42
Sequestration of U.S. Treasury grants receivable		(23)		―

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared but not paid		$158		$149
See Notes to Condensed Consolidated Financial Statements.
SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)
Operating revenues
Electric	$943	$680	$1,715	$1,351
Natural gas	121	100	288	263
Total operating revenues	1,064	780	2,003	1,614
Operating expenses
Cost of electric fuel and purchased power	252	140	461	303
Cost of natural gas	45	34	121	101
Operation and maintenance	289	275	586	543
Depreciation and amortization	107	119	241	231
Franchise fees and other taxes	46	43	101	89
Loss from plant closure	200	―	200	―
Total operating expenses	939	611	1,710	1,267
Operating income	125	169	293	347
Other income, net	9	24	20	54
Interest income	―	―	1	―
Interest expense	(49)	(39)	(97)	(75)
Income before income taxes	85	154	217	326
Income tax expense	(12)	(53)	(63)	(113)
Net income	73	101	154	213
(Earnings) losses attributable to noncontrolling interest	(7)	(5)	4	(11)
Earnings	66	96	158	202
Preferred dividend requirements	(1)	(1)	(2)	(2)
Earnings attributable to common shares	$65	$95	$156	$200
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2013			2012
	(unaudited)
		Non-			Non-
		controlling			controlling
	SDG&E	Interest	Total	SDG&E	Interest	Total
Net income	$66	$7	$73	$96	$5	$101
Other comprehensive income (loss), net of income tax:
Net actuarial gain	1	―	1	―	―	―
Financial instruments	―	12	12	―	(9)	(9)
Total other comprehensive income (loss)	1	12	13	―	(9)	(9)
Total comprehensive income (loss)	$67	$19	$86	$96	$(4)	$92
	Six months ended June 30,
	2013			2012
	(unaudited)
		Non-			Non-
		controlling			controlling
	SDG&E	Interest	Total	SDG&E	Interest	Total
Net income	$158	$(4)	$154	$202	$11	$213
Other comprehensive income (loss), net of income tax:
Net actuarial gain	1	―	1	―	―	―
Financial instruments	―	15	15	―	(9)	(9)
Total other comprehensive income (loss)	1	15	16	―	(9)	(9)
Total comprehensive income	$159	$11	$170	$202	$2	$204
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2013	2012(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13	$87
Restricted cash	8	10
Accounts receivable – trade, net	268	252
Accounts receivable – other, net	26	21
Due from unconsolidated affiliates	1	39
Income taxes receivable	―	35
Deferred income taxes	29	―
Inventories	73	82
Regulatory balancing accounts, net	325	395
Regulatory assets arising from fixed-price contracts and other derivatives	39	39
Other regulatory assets	140	10
Fixed-price contracts and other derivatives	25	41
Other	32	76
Total current assets	979	1,087

Other assets:
Restricted cash	22	22
Deferred taxes recoverable in rates	760	718
Regulatory assets arising from fixed-price contracts and other derivatives	104	110
Regulatory assets arising from pension and other postretirement
benefit obligations	299	303
Regulatory assets arising from wildfire litigation costs	352	364
Other regulatory assets	740	252
Nuclear decommissioning trusts	938	908
Sundry	147	117
Total other assets	3,362	2,794

Property, plant and equipment:
Property, plant and equipment	13,862	14,124
Less accumulated depreciation and amortization	(3,307)	(3,261)
Property, plant and equipment, net ($452 and $466 at June 30, 2013 and December 31, 2012, respectively, related to VIE)	10,555	10,863
Total assets	$14,896	$14,744
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2013	2012(1)
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$53	$ ―
Accounts payable	296	300
Due to unconsolidated affiliates	19	19
Income taxes payable	28	―
Deferred income taxes	―	26
Dividends and interest payable	37	36
Accrued compensation and benefits	64	129
Current portion of long-term debt	146	16
Fixed-price contracts and other derivatives	47	56
Customer deposits	59	60
Construction deposits	51	51
Reserve for wildfire litigation	182	305
Other	132	106
Total current liabilities	1,114	1,104
Long-term debt ($330 and $335 at June 30, 2013 and December 31, 2012, respectively, related to VIE)	4,155	4,292

Deferred credits and other liabilities:
Customer advances for construction	20	17
Pension and other postretirement benefit obligations, net of plan assets	338	340
Deferred income taxes	1,768	1,636
Deferred investment tax credits	25	25
Regulatory liabilities arising from removal obligations	1,641	1,603
Asset retirement obligations	726	733
Fixed-price contracts and other derivatives	183	209
Deferred credits and other	380	408
Total deferred credits and other liabilities	5,081	4,971
Contingently redeemable preferred stock	79	79

Commitments and contingencies (Note 10)

Equity:
Common stock (255 million shares authorized; 117 million shares outstanding;
no par value)	1,338	1,338
Retained earnings	3,051	2,895
Accumulated other comprehensive income (loss)	(10)	(11)
Total SDG&E shareholder's equity	4,379	4,222
Noncontrolling interest	88	76
Total equity	4,467	4,298
Total liabilities and equity	$14,896	$14,744
(1) Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SAN DIEGO GAS & ELECTRIC COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$154		$213
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	241		231
Deferred income taxes and investment tax credits	34		308
Loss from plant closure	200		―
Fixed-price contracts and other derivatives	(5)		(6)
Other	(9)		(51)
Net change in other working capital components	(115)		(438)
Changes in other assets	(177)		14
Changes in other liabilities	6		38
Net cash provided by operating activities	329		309

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(446)		(729)
Purchases of nuclear decommissioning trust assets	(327)		(325)
Proceeds from sales by nuclear decommissioning trusts	326		320
Decrease in restricted cash	40		61
Increase in restricted cash	(38)		(48)
Net cash used in investing activities	(445)		(721)

CASH FLOWS FROM FINANCING ACTIVITIES
Preferred dividends paid	(2)		(2)
Issuance of long-term debt	―		249
Payments on long-term debt	(5)		(5)
Increase in short-term debt, net	53		173
Other	(4)		(3)
Net cash provided by financing activities	42		412

Decrease in cash and cash equivalents	(74)		―
Cash and cash equivalents, January 1	87		29
Cash and cash equivalents, June 30	$13		$29

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$94		$69
Income tax payments (refunds), net	19		(26)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Nuclear facility plant reclassified to regulatory asset, net of depreciation and amortization	$512	$	―
Accrued capital expenditures	68		108

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Dividends declared but not paid	$1		$1
See Notes to Condensed Consolidated Financial Statements.
SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(unaudited)

Operating revenues	$904	$720	$1,887	$1,600
Operating expenses
Cost of natural gas	303	179	757	528
Operation and maintenance	316	328	622	617
Depreciation and amortization	80	90	180	177
Franchise fees and other taxes	26	28	66	64
Total operating expenses	725	625	1,625	1,386
Operating income	179	95	262	214
Other income, net	3	4	7	8
Interest expense	(18)	(17)	(35)	(34)
Income before income taxes	164	82	234	188
Income tax expense	(45)	(28)	(69)	(68)
Net income	119	54	165	120
Preferred dividend requirements	(1)	(1)	(1)	(1)
Earnings attributable to common shares	$118	$53	$164	$119
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2013	2012
	(unaudited)
Net income	$119	$54
Other comprehensive income, net of income tax:
Financial instruments	1	1
Total other comprehensive income	1	1
Total comprehensive income	$120	$55
	Six months ended June 30,
	2013	2012
	(unaudited)
Net income	$165	$120
Other comprehensive income, net of income tax:
Financial instruments	1	1
Total other comprehensive income	1	1
Total comprehensive income	$166	$121
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2013	2012(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20	$83
Accounts receivable – trade, net	373	539
Accounts receivable – other, net	56	51
Due from unconsolidated affiliates	259	24
Income taxes receivable	139	104
Deferred income taxes	―	3
Inventories	69	151
Regulatory assets	3	4
Other	48	35
Total current assets	967	994

Other assets:
Regulatory assets arising from pension and other postretirement
benefit obligations	858	835
Other regulatory assets	269	148
Sundry	118	77
Total other assets	1,245	1,060

Property, plant and equipment:
Property, plant and equipment	11,389	11,187
Less accumulated depreciation and amortization	(4,240)	(4,170)
Property, plant and equipment, net	7,149	7,017
Total assets	$9,361	$9,071
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30,	December 31,
	2013	2012(1)
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable – trade	$353	$383
Accounts payable – other	66	82
Due to unconsolidated affiliate	―	37
Deferred income taxes	31	―
Accrued compensation and benefits	103	116
Regulatory balancing accounts, net	290	141
Current portion of long-term debt	252	4
Customer deposits	75	76
Other	101	124
Total current liabilities	1,271	963
Long-term debt	1,159	1,409
Deferred credits and other liabilities:
Customer advances for construction	106	111
Pension and other postretirement benefit obligations, net of plan assets	877	855
Deferred income taxes	935	881
Deferred investment tax credits	19	20
Regulatory liabilities arising from removal obligations	1,187	1,103
Asset retirement obligations	1,158	1,238
Deferred credits and other	299	256
Total deferred credits and other liabilities	4,581	4,464

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	22	22
Common stock (100 million shares authorized; 91 million shares outstanding;
no par value)	866	866
Retained earnings	1,479	1,365
Accumulated other comprehensive income (loss)	(17)	(18)
Total shareholders' equity	2,350	2,235
Total liabilities and shareholders' equity	$9,361	$9,071
(1)	Derived from audited financial statements.
See Notes to Condensed Consolidated Financial Statements.

SOUTHERN CALIFORNIA GAS COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
	Six months ended June 30,
	2013	2012
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$165	$120
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	180	177
Deferred income taxes and investment tax credits	43	26
Other	(3)	(4)
Net change in other working capital components	257	385
Changes in other assets	(73)	1
Changes in other liabilities	(6)	7
Net cash provided by operating activities	563	712

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property, plant and equipment	(340)	(316)
Increase in loans to affiliates, net	(235)	(270)
Net cash used in investing activities	(575)	(586)

CASH FLOWS FROM FINANCING ACTIVITIES
Common dividends paid	(50)	(150)
Preferred dividends paid	(1)	(1)
Net cash used in financing activities	(51)	(151)

Decrease in cash and cash equivalents	(63)	(25)
Cash and cash equivalents, January 1	83	36
Cash and cash equivalents, June 30	$20	$11

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments, net of amounts capitalized	$32	$31
Income tax payments, net of refunds	58	46

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Accrued capital expenditures	$81	$67
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

In the first quarter of 2013, a Sempra Energy subsidiary, Infraestructura Energética Nova, S.A.B. de C.V. (IEnova), completed a private offering in the U.S. and outside of Mexico and a concurrent public offering in Mexico of common stock. The aggregate shares of common stock sold in the offerings represent approximately 18.9 percent of IEnova’s outstanding ownership interest. IEnova is reported within the Sempra Mexico reportable segment. We discuss the offerings and IEnova further in Note 5.

Sempra Energy uses the equity method to account for investments in companies over which we have the ability to exercise significant influence, but not control. We discuss our investments in unconsolidated entities in Note 4 herein and in Note 4 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We have prepared the Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and in accordance with the interim-period-reporting requirements of Form 10-Q. Results of operations for interim periods are not necessarily indicative of results for the entire year. We evaluated events and transactions that occurred after June 30, 2013 through the date the financial statements were issued and, in the opinion of management, the accompanying statements reflect all adjustments necessary for a fair presentation.  These adjustments are only of a normal, recurring nature.

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

You should read the information in this Quarterly Report in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012 (the Annual Report) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, which are combined reports for Sempra Energy, SDG&E and SoCalGas.

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

SEMPRA ENERGY, SDG&E AND SOCALGAS

Accounting Standards Update (ASU) 2011-11, “Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11) and ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013-01): In order to allow for balance sheet comparison between U.S. GAAP and International Financial Reporting Standards (IFRS), ASU 2011-11 requires enhanced disclosures related to financial assets and liabilities eligible for offsetting in the statement of financial position.  An entity must disclose both gross and net information about financial instruments and transactions subject to a master netting arrangement and eligible for offset, including cash collateral received and posted.

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

ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (ASU 2013-04): ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in the ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.

We will adopt ASU 2013-04 on January 1, 2014 as required and do not expect it to affect our financial condition, results of operations or cash flows.  We will provide the additional disclosure in our 2014 interim financial statements.

ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11): ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  If a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, an entity is required to present the unrecognized tax benefit in the financial statements as a liability instead of combined with deferred tax assets.

We will adopt ASU 2013-11 on January 1, 2014 as required and do not expect it to significantly affect our financial condition, results of operations or cash flows.

NOTE 3. ACQUISITION AND DIVESTITURE ACTIVITY

We discuss our investments in unconsolidated entities in Note 4.

SEMPRA NATURAL GAS

Mesquite Power Sale

In February 2013, Sempra Natural Gas sold one 625-megawatt (MW) block of its 1,250-MW Mesquite Power natural gas-fired power plant in Arizona, including a portion related to common plant, for approximately $371 million in cash to the Salt River Project Agricultural Improvement and Power District (SRP). The asset was classified as held for sale at December 31, 2012 and we recognized a pretax gain on the sale of $74 million ($44 million after-tax) in 2013. In connection with the sale, we entered into a 20-year operations and maintenance agreement with SRP on February 28, 2013, whereby SRP assumes plant operations and maintenance of the facility, including our remaining 625-MW block. We provide additional information concerning the operations and maintenance agreement in Note 10.

Willmut Gas Company

In May 2012, Sempra Natural Gas acquired 100 percent of the outstanding common stock of Willmut Gas, a regulated natural gas distribution utility serving approximately 20,000 customers in Hattiesburg, Mississippi, for $19 million in cash and the assumption of $10 million of liabilities. Pro forma impacts on revenues and earnings for Sempra Energy had the acquisition occurred on January 1, 2011 were additional revenues of $7 million and negligible earnings for the six months ended June 30, 2012 and additional revenues of $1 million and negligible earnings for the three months ended June 30, 2012.

NOTE 4. INVESTMENTS IN UNCONSOLIDATED ENTITIES

We provide additional information concerning all of our equity method investments in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

SEMPRA SOUTH AMERICAN UTILITIES

Sempra South American Utilities previously owned 43 percent of two Argentine natural gas utility holding companies, Sodigas Pampeana and Sodigas Sur. In December 2006, we decided to sell our Argentine investments and actively pursued their sale since that time. In the first quarter of 2013, we recorded a noncash impairment charge of $10 million ($7 million after-tax) to reduce the carrying value of our investments to estimated fair value. The net charge is reported in Equity Earnings, Net of Income Tax on the Condensed Consolidated Statement of Operations for the six months ended June 30, 2013. In June 2013, we completed the sale of our Argentine investments for $13 million in cash. Our results for the three months and six months ended June 30, 2013 include an additional $7 million loss ($4 million after-tax) on the sale, which is also included in Equity Earnings, Net of Income Tax. We provide additional information concerning our investments in Sodigas Pampeana and Sodigas Sur in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

As a result of the devaluation of the Argentine peso at the end of 2001 and subsequent changes in the value of the peso, Sempra South American Utilities had reduced the carrying value of its investments by a cumulative total of $270 million prior to the sale. These noncash adjustments, based on fluctuations in the value of the Argentine peso, did not affect earnings, but were recorded in Comprehensive Income and Accumulated Other Comprehensive Income (Loss). As a result of the sale of our investments, this cumulative foreign currency translation adjustment was reclassified to Equity Earnings, Net of Income Tax, where it was substantially offset by the elimination of a $250 million accrued liability established in 2006.

Chilquinta Energía has entered into two 50-percent owned joint ventures, Eletrans S.A. and Eletrans II S.A. (collectively, Eletrans), with Sociedad Austral de Electricidad Sociedad Anónima (SAESA) to construct four transmission lines in Chile. In 2013, Eletrans entered into a forward exchange contract to manage the foreign currency exchange rate risk of the Chilean Unidad de Fomento (CLF) relative to the U.S. dollar, related to certain construction commitments that are denominated in CLF. The forward exchange contract settles based on anticipated payments to vendors, generally monthly, ending in November 2017. For the three months and six months ended June 30, 2013, we recorded $3 million of equity losses related to this forward contract in Equity Earnings, Net of Income Tax on the Condensed Consolidated Statements of Operations.

SEMPRA RENEWABLES

Sempra Renewables invested $5 million and $243 million in its wind generation joint ventures in the six months ended June 30, 2013 and 2012, respectively.

In May 2013, Sempra Renewables entered into agreements with Consolidated Edison Development (ConEdison Development) to sell 50-percent interests in its 150-MW Copper Mountain Solar 2 and 150-MW Mesquite Solar 1 solar power facilities. In July 2013, the sale of 50 percent of our equity in Copper Mountain Solar 2 to ConEdison Development was consummated. At June 30, 2013, Copper Mountain Solar 2 had approximately $267 million in net property, plant and equipment and $146 million in long-term debt.

SEMPRA NATURAL GAS

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express Pipeline (REX), that links producing areas in the Rocky Mountains region to the upper Midwest and the eastern United States. In November 2012, Kinder Morgan Energy Partners L.P. (KMP) sold its 50-percent interest in Rockies Express, as part of a larger asset group, to Tallgrass Energy Partners, L.P. (Tallgrass). Phillips 66 owns the remaining interest of 25 percent. Our total investment in Rockies Express is accounted for as an equity method investment.

The general partner of KMP is Kinder Morgan, Inc. (KMI). As a condition of KMI receiving antitrust approval from the Federal Trade Commission (FTC) for its acquisition of El Paso Corporation, KMI agreed to divest certain assets in its natural gas pipeline group.  Included in the asset group, as noted above, was KMP’s interest in Rockies Express. KMP recorded remeasurement losses during 2012 associated with these operations (classified as discontinued operations by KMP). We recorded an impairment of our partnership investment in Rockies Express of $300 million ($179 million after-tax) in the quarter ended June 30, 2012, which is included in Equity Earnings (Losses), Before Income Tax on the Condensed Consolidated Statements of Operations.  Our remaining carrying value in Rockies Express as of June 30, 2013 is $339 million. We discuss the fair value measurement of our investment in Rockies Express in Note 11 of the Notes to Consolidated Financial Statements in the Annual Report.

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

In April 2011, we and RBS entered into a letter agreement (Letter Agreement) which amended certain provisions of the agreements that formed RBS Sempra Commodities. The Letter Agreement addresses the wind-down of the partnership and the distribution of the partnership’s remaining assets. In accordance with the Letter Agreement, we received a distribution of $50 million in May 2013. The investment balance of $76 million at June 30, 2013 reflects remaining distributions expected to be received from the partnership in accordance with the Letter Agreement. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 under “Other Litigation.” In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership.

In connection with the Letter Agreement described above, we also released RBS from its indemnification obligations with respect to the items for which J.P. Morgan Chase & Co. (JP Morgan), one of the buyers of the partnership’s businesses, has agreed to indemnify us.

We recorded no equity earnings or losses related to the partnership for either the three months or six months ended June 30, 2013 and 2012.

We discuss the RBS Sempra Commodities sales transactions, the Letter Agreement and other matters concerning the partnership in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

NOTE 5. OTHER FINANCIAL DATA

U.S. TREASURY GRANTS RECEIVABLE

As of June 30, 2013, Sempra Renewables has $164 million remaining in U.S. Treasury grants receivable. Based on eligible costs at its Mesquite Solar 1 and Copper Mountain Solar 2 generating facilities, grants were recognized as receivables when the projects, or portions of projects, were placed into service. In June 2013, we received $74 million in cash related to the Copper Mountain Solar 2 grant. The remaining grant receivable for Mesquite Solar 1 is also expected to be received in 2013. During the first quarter of 2013, the federal government imposed automatic federal budget cuts, known as “sequestration,” as required by The Budget Control Act of 2011. As a result, cash grant payments to eligible taxpayers for renewable energy projects were reduced, and Sempra Renewables recorded a reduction to its grants receivable of $23 million and a reversal of income tax benefit of $5 million during the first quarter of 2013.

INVENTORIES

The components of inventories by segment are as follows:

INVENTORY BALANCES
(Dollars in millions)
	Natural Gas		Liquefied Natural Gas				Materials and Supplies		Total
	June 30, 2013	December 31, 2012	June 30, 2013		December 31, 2012		June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
SDG&E	$1	$3	$	―	$	―	$72	$79	$73	$82
SoCalGas	42	128		―		―	27	23	69	151
Sempra South American
Utilities	―	―		―		―	40	34	40	34
Sempra Mexico	―	―		6		8	15	8	21	16
Sempra Renewables	―	―		―		―	3	3	3	3
Sempra Natural Gas	139	109		5		8	7	5	151	122
Sempra Energy Consolidated	$182	$240		$11		$16	$164	$152	$357	$408

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

Goodwill included on the Sempra Energy Condensed Consolidated Balance Sheets is recorded as follows:

GOODWILL
(Dollars in millions)
	Sempra
	South American	Sempra	Sempra
	Utilities	Mexico	Natural Gas	Total
Balance at December 31, 2012	$1,014	$25	$72	$1,111
Foreign currency translation(1)	(69)	―	―	(69)
Balance at June 30, 2013	$945	$25	$72	$1,042
(1)	We record the offset of this fluctuation to other comprehensive income.

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

The facility owner, Otay Mesa Energy Center LLC (OMEC LLC), is a VIE (Otay Mesa VIE), of which SDG&E is the primary beneficiary.  SDG&E has no OMEC LLC voting rights and does not operate OMEC. In addition to the risks absorbed under the tolling agreement, SDG&E absorbs separately through the put option a significant portion of the risk that the value of Otay Mesa VIE could decline. SDG&E and Sempra Energy have consolidated Otay Mesa VIE since the second quarter of 2007. Otay Mesa VIE’s equity of $88 million at June 30, 2013 and $76 million at December 31, 2012 is included on the Condensed Consolidated Balance Sheets in Other Noncontrolling Interests for Sempra Energy and in Noncontrolling Interest for SDG&E.

OMEC LLC has a loan outstanding of $340 million at June 30, 2013, the proceeds of which were used for the construction of OMEC. The loan is with third party lenders and is secured by OMEC’s property, plant and equipment. SDG&E is not a party to the loan agreement and does not have any additional implicit or explicit financial responsibility to OMEC LLC. The loan fully matures in April 2019 and bears interest at rates varying with market rates. In addition, OMEC LLC has entered into interest rate swap agreements to moderate its exposure to interest rate changes. We provide additional information concerning the interest rate swaps in Note 7.

Other Variable Interest Entities

SDG&E’s power procurement is subject to reliability requirements that may require SDG&E to enter into various power purchase arrangements which include variable interests. SDG&E evaluates the respective entities to determine if variable interests exist and, based on the qualitative and quantitative analyses described above, if SDG&E, and thereby Sempra Energy, is the primary beneficiary. SDG&E has determined that no contracts, other than the one relating to Otay Mesa VIE mentioned above, result in SDG&E being the primary beneficiary as of June 30, 2013. In addition to the tolling agreements described above, other variable interests involve various elements of fuel and power costs, including certain construction costs, tax credits, and other components of cash flow expected to be paid to or received by our counterparties. In most of these cases, the expectation of variability is not substantial, and SDG&E generally does not have the power to direct activities that most significantly impact the economic performance of the other VIEs. If our ongoing evaluation of these VIEs were to conclude that SDG&E becomes the primary beneficiary and consolidation by SDG&E becomes necessary, the effects are not expected to significantly affect the financial position, results of operations, or liquidity of SDG&E. In addition, SDG&E is not exposed to losses or gains as a result of these other VIEs, because all such variability would be recovered in rates.

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

AMOUNTS ASSOCIATED WITH OTAY MESA VIE
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012

Operating revenues
Electric		$5	$	―		$4	$	―
Natural gas		―		―		―		―
Total operating revenues		5		―		4		―
Operating expenses
Cost of electric fuel and purchased power		(21)		(21)		(38)		(40)
Operation and maintenance		9		7		26		11
Depreciation and amortization		6		6		13		12
Total operating expenses		(6)		(8)		1		(17)
Operating income		11		8		3		17
Other loss, net		―		(1)		―		(1)
Interest expense		(4)		(2)		(7)		(5)
Income (loss) before income taxes/Net income (loss)		7		5		(4)		11
(Earnings) losses attributable to noncontrolling interest		(7)		(5)		4		(11)
Earnings	$	―	$	―	$	―	$	―

We provide additional information regarding Otay Mesa VIE in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

ASSET RETIREMENT OBLIGATIONS

We discuss asset retirement obligations in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

The changes in asset retirement obligations are as follows:

CHANGES IN ASSET RETIREMENT OBLIGATIONS
(Dollars in millions)
	Sempra Energy
	Consolidated		SDG&E		SoCalGas
	2013	2012	2013	2012	2013	2012
Balance as of January 1(1)	$2,056	$1,925	$741	$698	$1,253	$1,175
Accretion expense	49	46	22	21	25	24
Liabilities incurred	2	2	―	―	―	―
Revisions(2)(3)	(135)	(6)	(30)	―	(105)	―
Balance as of June 30(1)	$1,972	$1,967	$733	$719	$1,173	$1,199
(1)	The current portions of the obligations are included in Other Current Liabilities on the Condensed Consolidated Balance Sheets.
(2)
The decrease in asset retirement obligations in 2013 at SDG&E is due to revised estimates related to the 2012 General Rate Case. These revisions included increases in asset service lives ranging from 2 percent to 7 percent, and lower estimated cost of removal.

(3)
The decrease in asset retirement obligations in 2013 at SoCalGas is due to revised estimates related to the 2012 General Rate Case, including increases in asset service lives ranging from 4 percent to 6 percent. The decreases in the obligations were partially offset by a higher estimated cost of removal.

PENSION AND OTHER POSTRETIREMENT BENEFITS

Net Periodic Benefit Cost

The following three tables provide the components of net periodic benefit cost:

NET PERIODIC BENEFIT COST – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Service cost	$27	$22	$6	$7
Interest cost	39	41	12	14
Expected return on assets	(42)	(39)	(14)	(14)
Amortization of:
Prior service cost (credit)	1	1	(1)	(2)
Actuarial loss	15	11	3	4
Settlement	―	7	―	―
Regulatory adjustment	(19)	12	2	2
Total net periodic benefit cost	$21	$55	$8	$11
	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$54	$45	$13	$15
Interest cost	76	82	23	28
Expected return on assets	(82)	(78)	(29)	(27)
Amortization of:
Prior service cost (credit)	2	2	(2)	(2)
Actuarial loss	30	23	5	7
Settlement	―	7	―	―
Regulatory adjustment	(51)	(18)	4	5
Total net periodic benefit cost	$29	$63	$14	$26

NET PERIODIC BENEFIT COST – SDG&E
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Service cost	$8	$7	$2	$2
Interest cost	11	11	2	2
Expected return on assets	(13)	(12)	(2)	(3)
Amortization of:
Prior service cost	1	1	1	1
Actuarial loss	3	3	―	―
Settlement	―	2	―	―
Regulatory adjustment	2	10	―	1
Total net periodic benefit cost	$12	$22	$3	$3
	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$16	$14	$4	$4
Interest cost	21	23	4	4
Expected return on assets	(26)	(24)	(4)	(4)
Amortization of:
Prior service cost	1	1	2	2
Actuarial loss	7	7	―	―
Settlement	―	2	―	―
Regulatory adjustment	(6)	―	―	1
Total net periodic benefit cost	$13	$23	$6	$7

NET PERIODIC BENEFIT COST – SOCALGAS
(Dollars in millions)
	Pension Benefits		Other Postretirement Benefits
	Three months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Service cost	$17	$14	$4	$5
Interest cost	23	25	9	11
Expected return on assets	(24)	(25)	(12)	(12)
Amortization of:
Prior service credit	―	―	(2)	(3)
Actuarial loss	8	5	2	4
Settlement	―	1	―	―
Regulatory adjustment	(21)	2	2	1
Total net periodic benefit cost	$3	$22	$3	$6
	Six months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$33	$27	$8	$10
Interest cost	46	50	18	22
Expected return on assets	(49)	(49)	(24)	(23)
Amortization of:
Prior service cost (credit)	1	1	(4)	(4)
Actuarial loss	17	11	4	7
Settlement	―	1	―	―
Regulatory adjustment	(45)	(18)	4	4
Total net periodic benefit cost	$3	$23	$6	$16

Benefit Plan Contributions

The following table shows our year-to-date contributions to pension and other postretirement benefit plans and the amounts we expect to contribute in 2013:

	Sempra Energy
(Dollars in millions)	Consolidated	SDG&E	SoCalGas
Contributions through June 30, 2013:
Pension plans	$26	$11	$3
Other postretirement benefit plans	14	6	6
Total expected contributions in 2013:
Pension plans	$139	$53	$60
Other postretirement benefit plans	23	11	7

RABBI TRUST

In support of its Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans, Sempra Energy maintains dedicated assets, including investments in life insurance contracts, in a Rabbi Trust, which trust totaled $500 million and $510 million at June 30, 2013 and December 31, 2012, respectively.

EARNINGS PER SHARE

The following table provides the per share computations for our earnings for the three months and six months ended June 30, 2013 and 2012. Basic earnings per common share (EPS) is calculated by dividing earnings attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

EARNINGS PER SHARE COMPUTATIONS
(Dollars in millions, except per share amounts; shares in thousands)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator:
Earnings/Income attributable to common shares	$245	$62	$423	$298

Denominator:
Weighted-average common shares
outstanding for basic EPS	243,603	241,141	243,449	240,853
Dilutive effect of stock options, restricted
stock awards and restricted stock units	4,912	5,119	4,830	4,913
Weighted-average common shares
outstanding for diluted EPS	248,515	246,260	248,279	245,766

Earnings per share:
Basic	$1.00	$0.26	$1.74	$1.24
Diluted	$0.98	$0.25	$1.70	$1.21

The dilution from common stock options is based on the treasury stock method. Under this method, proceeds based on the exercise price plus unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits are tax deductions we would receive upon the assumed exercise of stock options in excess of the deferred income taxes we recorded related to the compensation expense on the stock options. Tax shortfalls occur when the assumed tax deductions are less than recorded deferred income taxes. The calculation excludes options for which the exercise price on common stock was greater than the average market price during the period (out-of-the-money options). We had no such antidilutive stock options outstanding during either the three months or six months ended June 30, 2013. We had no such antidilutive stock options outstanding during the three months ended June 30, 2012 and 681,700 such options outstanding during the six months ended June 30, 2012.

We had no stock options outstanding during either the three months or six months ended June 30, 2013 or 2012 that were antidilutive because of the unearned compensation and windfall tax benefits included in the assumed proceeds under the treasury stock method.

The dilution from unvested restricted stock awards (RSAs) and restricted stock units (RSUs) is also based on the treasury stock method. Proceeds equal to the unearned compensation and windfall tax benefits recognized, minus tax shortfalls recognized, related to the awards and units are assumed to be used to repurchase shares on the open market at the average market price for the period. The windfall tax benefits recognized or tax shortfalls recognized are the difference between tax deductions we would receive upon the assumed vesting of RSAs or RSUs and the deferred income taxes we recorded related to the compensation expense on such awards and units.  There were 1,477 antidilutive RSUs from the application of unearned compensation in the treasury stock method for the three months ended June 30, 2013 and no such antidilutive RSUs for the six months ended June 30, 2013. There were 1,864 such antidilutive RSUs for both the three months and six months ended June 30, 2012. There were no such antidilutive RSAs for the three months ended June 30, 2013 and 3,877 such antidilutive RSAs for the six months ended June 30, 2013. There were no such antidilutive RSAs for the three months ended June 30, 2012 and 12,039 such antidilutive RSAs for the six months ended June 30, 2012.

Each performance-based RSU represents the right to receive between zero and 1.5 shares of Sempra Energy common stock based on Sempra Energy’s four-year cumulative total shareholder return compared to the Standard & Poor’s (S&P) 500 Utilities Index, as follows:

Four-Year Cumulative Total Shareholder Return Ranking versus S&P 500 Utilities Index(1)	Number of Sempra Energy Common Shares Received for Each Performance-Based Restricted Stock Unit(2)
75th Percentile or Above	1.5
50th Percentile	1
35th Percentile or Below	―
(1)	If Sempra Energy ranks at or above the 50th percentile compared to the S&P 500 Index, participants will receive a minimum of 1.0 share for each RSU.
(2)
Participants also receive additional shares for dividend equivalents on shares subject to RSUs, which are reinvested to purchase additional units that become subject to the same vesting conditions as the RSUs to which the dividends relate.

RSAs and those RSUs which are solely service-based have a maximum potential of 100 percent vesting and have the same dividend equivalent rights as performance-based RSUs. We include our performance-based RSUs in potential dilutive shares at zero to 150 percent to the extent that they currently meet the performance requirements for vesting, subject to the application of the treasury stock method. Due to market fluctuations of both Sempra Energy stock and the comparative index, dilutive performance-based RSUs may vary widely from period-to-period. We include our RSAs, which are solely service-based, and those RSUs that are solely service-based in potential dilutive shares at 100 percent.

RSUs and RSAs may be excluded from potential dilutive shares by the application of unearned compensation in the treasury stock method, as we discuss above, or because performance goals are currently not met.  The maximum excluded RSAs and RSUs, assuming performance goals were met at maximum levels, were 1,006,657 and 1,098,081 for the three months and six months ended June 30, 2013, respectively, and 1,327,534 and 1,459,377 for the three months and six months ended June 30, 2012, respectively.

SHARE-BASED COMPENSATION

We discuss our share-based compensation plans in Note 9 of the Notes to Consolidated Financial Statements in the Annual Report. We recorded share-based compensation expense, net of income taxes, of $5 million and $8 million for the three months ended June 30, 2013 and 2012, respectively, and $11 million and $13 million for the six months ended June 30, 2013 and 2012, respectively. Pursuant to our share-based compensation plans, we granted 646,177 performance-based RSUs, 105,590 service-based RSUs and 4,617 RSAs during the six months ended June 30, 2013, primarily in January.

In April 2013, the IEnova board of directors approved the IEnova 2013 Long-Term Incentive Plan. The purpose of this plan is to align the interests of employees and directors of IEnova with their shareholders. All awards issued from this plan and any related dividend equivalents will settle in cash based on the fair market value of the awards, based on IEnova’s common stock value, upon vesting. In 2013, 996,209 RSUs were issued from this plan.

CAPITALIZED FINANCING COSTS

Capitalized financing costs include capitalized interest costs and, primarily at the California Utilities, an allowance for funds used during construction (AFUDC) related to both debt and equity financing of construction projects.  The following table shows capitalized financing costs for the three months and six months ended June 30, 2013 and 2012.

CAPITALIZED FINANCING COSTS
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sempra Energy Consolidated:
AFUDC related to debt	$5	$13	$11	$27
AFUDC related to equity	15	32	30	67
Other capitalized financing costs	8	16	13	27
Total Sempra Energy Consolidated	$28	$61	$54	$121
SDG&E:
AFUDC related to debt	$4	$11	$8	$23
AFUDC related to equity	10	26	20	55
Total SDG&E	$14	$37	$28	$78
SoCalGas:
AFUDC related to debt	$1	$2	$3	$4
AFUDC related to equity	5	6	10	12
Total SoCalGas	$6	$8	$13	$16

COMPREHENSIVE INCOME

The following tables present the changes in Accumulated Other Comprehensive Income by component and amounts reclassified out of Accumulated Other Comprehensive Income (Loss) to net income, excluding amounts attributable to noncontrolling interests:

CHANGES IN COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1)
(Dollars in millions)
	Three months ended June 30, 2013
	Foreign						Total
	Currency		Unamortized	Unamortized			Accumulated Other
	Translation		Net	Prior Service	Financial		Comprehensive
	Adjustments		Actuarial Loss	Credit	Instruments		Income (Loss)
Sempra Energy Consolidated:
Balance as of March 31, 2013		$(230)	$(99)	$1		$(49)	$(377)
Other comprehensive income (loss) before
reclassifications		(136)	―	―		23	(113)
Amounts reclassified from accumulated other
comprehensive income		270	(2) 1	―		―	271
Net other comprehensive income		134	1	―		23	158
Balance as of June 30, 2013		$(96)	$(98)	$1		$(26)	$(219)
SDG&E:
Balance as of March 31, 2013	$	―	$(12)	$1	$	―	$(11)
Amounts reclassified from accumulated other
comprehensive income		―	1	―		―	1
Net other comprehensive income		―	1	―		―	1
Balance as of June 30, 2013	$	―	$(11)	$1	$	―	$(10)
SoCalGas:
Balance as of March 31, 2013	$	―	$(4)	$1		$(15)	$(18)
Amounts reclassified from accumulated other
comprehensive income		―	―	―		1	1
Net other comprehensive income		―	―	―		1	1
Balance as of June 30, 2013	$	―	$(4)	$1		$(14)	$(17)
(1)			All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.
(2)
Represents cumulative foreign currency translation adjustment related to the impairment of our Argentine investments in 2006, which is substantially offset by an accrued liability established at that time. We provide additional information about these investments in Note 4.

CHANGES IN COMPONENTS OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (1)
(Dollars in millions)
	Six months ended June 30, 2013
	Foreign						Total
	Currency		Unamortized	Unamortized			Accumulated Other
	Translation		Net	Prior Service	Financial		Comprehensive
	Adjustments		Actuarial Loss	Credit	Instruments		Income (Loss)
Sempra Energy Consolidated:
Balance as of December 31, 2012		$(240)	$(102)	$1		$(35)	$(376)
Other comprehensive income (loss) before
reclassifications		(126)	―	―		7	(119)
Amounts reclassified from accumulated other
comprehensive income		270	(2) 4	―		2	276
Net other comprehensive income		144	4	―		9	157
Balance as of June 30, 2013		$(96)	$(98)	$1		$(26)	$(219)
SDG&E:
Balance as of December 31, 2012	$	―	$(12)	$1	$	―	$(11)
Amounts reclassified from accumulated other
comprehensive income		―	1	―		―	1
Net other comprehensive income		―	1	―		―	1
Balance as of June 30, 2013	$	―	$(11)	$1	$	―	$(10)
SoCalGas:
Balance as of December 31, 2012	$	―	$(4)	$1		$(15)	$(18)
Amounts reclassified from accumulated other
comprehensive income		―	―	―		1	1
Net other comprehensive income		―	―	―		1	1
Balance as of June 30, 2013	$	―	$(4)	$1		$(14)	$(17)
(1)			All amounts are net of income tax, if subject to tax, and exclude noncontrolling interests.
(2)
Represents cumulative foreign currency translation adjustment related to the impairment of our Argentine investments in 2006, which is substantially offset by an accrued liability established at that time. We provide additional information about these investments in Note 4.

RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Three months ended June 30, 2013
	Amount reclassified
Details about accumulated	from accumulated other		Affected line item
other comprehensive income (loss) components	comprehensive income (loss)		on Condensed Consolidated Statement of Operations
Sempra Energy Consolidated:
Foreign currency translation		$270	Equity Earnings, Net of Income Tax(1)

Financial instruments:
Interest rate instruments		$3	Interest Expense
Interest rate instruments		2	Equity Earnings, Before Income Tax
Commodity contracts not subject to			Cost of Natural Gas, Electric Fuel and Purchased
rate recovery		(5)	Power
Total before income tax		―
		2	Income Tax
Net of income tax		2
		(2)	Earnings Attributable to Noncontrolling Interests
	$	―

Amortization of defined benefit pension
and postretirement benefits items:
Actuarial loss		$2	(2)
		(1)	Income Tax
Net of income tax		$1
SDG&E:
Financial instruments:
Interest rate instruments		$2	Interest Expense
		(2)	Earnings Attributable to Noncontrolling Interest
	$	―

Amortization of defined benefit pension
and postretirement benefits items:
Actuarial loss		$1	(2)
		―	Income Tax
Net of income tax		$1
SoCalGas:
Financial instruments:
Interest rate instruments		$1	Interest Expense
		―	Income Tax
Net of income tax		$1
(1)
Represents cumulative foreign currency translation adjustment related to the impairment of our Argentine investments in 2006, which is substantially offset by an accrued liability established at that time. We provide additional information about these investments in Note 4.

(2)			Amounts are included in the computation of net periodic benefit cost (see "Pension and Other Postretirement Benefits" above).

RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Six months ended June 30, 2013
	Amount reclassified
Details about accumulated	from accumulated other		Affected line item
other comprehensive income (loss) components	comprehensive income (loss)		on Condensed Consolidated Statement of Operations
Sempra Energy Consolidated:
Foreign currency translation		$270	Equity Earnings, Net of Income Tax(1)

Financial instruments:
Interest rate instruments		$6	Interest Expense
Interest rate instruments		4	Equity Earnings, Before Income Tax
Commodity contracts not subject to			Cost of Natural Gas, Electric Fuel and Purchased
rate recovery		(5)	Power
Total before income tax		5
		1	Income Tax
Net of income tax		6
		(4)	Earnings Attributable to Noncontrolling Interests
		$2

Amortization of defined benefit pension
and postretirement benefits items:
Actuarial loss		$7	(2)
		(3)	Income Tax
Net of income tax		$4
SDG&E:
Financial instruments:
Interest rate instruments		$4	Interest Expense
		(4)	Earnings Attributable to Noncontrolling Interest
	$	―

Amortization of defined benefit pension
and postretirement benefits items:
Actuarial loss		$1	(2)
		―	Income Tax
Net of income tax		$1
SoCalGas:
Financial instruments:
Interest rate instruments		$1	Interest Expense
		―	Income Tax
Net of income tax		$1
(1)
Represents cumulative foreign currency translation adjustment related to the impairment of our Argentine investments in 2006, which is substantially offset by an accrued liability established at that time. We provide additional information about these investments in Note 4.

(2)			Amounts are included in the computation of net periodic benefit cost (see "Pension and Other Postretirement Benefits" above).

The amounts for comprehensive income in the Condensed Consolidated Statements of Comprehensive Income are net of income tax expense (benefit) as follows:

INCOME TAX EXPENSE (BENEFIT) ASSOCIATED WITH OTHER COMPREHENSIVE INCOME
(Dollars in millions)
	Three months ended June 30,
	2013			2012
	Sempra			Sempra
	Energy			Energy
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Sempra Energy Consolidated:
Other comprehensive income before
reclassifications:
Financial instruments	$12	$ ―	$12	$(7)	$ ―	$(7)

Amounts reclassified from accumulated other
comprehensive income:
Pension and other postretirement benefits	$1	$ ―	$1	$2	$ ―	$2
Financial instruments	(2)	―	(2)	―	―	―
	Six months ended June 30,
	2013			2012
	Sempra			Sempra
	Energy			Energy
	Share-	Non-		Share-	Non-
	holders'	controlling	Total	holders'	controlling	Total
	Equity	Interests	Equity	Equity	Interests	Equity
Sempra Energy Consolidated:
Other comprehensive income before
reclassifications:
Financial instruments	$5	$ ―	$5	$(5)	$ ―	$(5)

Amounts reclassified from accumulated other
comprehensive income:
Pension and other postretirement benefits	$3	$ ―	$3	$3	$ ―	$3
Financial instruments	(1)	―	(1)	1	―	1

Income tax amounts associated with other comprehensive income during the three months and six months ended June 30, 2013 and 2012 at SDG&E and SoCalGas were negligible.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS

The following two tables provide a reconciliation of Sempra Energy’s and SDG&E’s shareholders’ equity and noncontrolling interests for the six months ended June 30, 2013 and 2012.

SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTERESTS
(Dollars in millions)
	Sempra
	Energy	Non-
	Shareholders’	controlling	Total
	Equity	Interests	Equity
Balance at December 31, 2012	$10,282	$401	$10,683
Comprehensive income	583	13	596
Preferred dividends of subsidiaries	(3)	―	(3)
Share-based compensation expense	20	―	20
Common stock dividends declared	(307)	―	(307)
Issuance of common stock	22	―	22
Repurchase of common stock	(45)	―	(45)
Tax benefit related to share-based compensation	17	―	17
Sale of noncontrolling interests, net of offering costs	135	439	574
Equity contributed by noncontrolling interest	―	4	4
Distributions to noncontrolling interests	―	(13)	(13)
Balance at June 30, 2013	$10,704	$844	$11,548
Balance at December 31, 2011	$9,775	$403	$10,178
Comprehensive income	334	18	352
Preferred dividends of subsidiaries	(3)	―	(3)
Share-based compensation expense	24	―	24
Common stock dividends declared	(289)	―	(289)
Issuance of common stock	45	―	45
Repurchase of common stock	(16)	―	(16)
Common stock released from ESOP	9	―	9
Equity contributed by noncontrolling interest	―	3	3
Distributions to noncontrolling interests	―	(10)	(10)
Balance at June 30, 2012	$9,879	$414	$10,293

SHAREHOLDER’S EQUITY AND NONCONTROLLING INTEREST
(Dollars in millions)
	SDG&E	Non-
	Shareholder’s	controlling	Total
	Equity	Interest	Equity
Balance at December 31, 2012	$4,222	$76	$4,298
Comprehensive income	159	11	170
Preferred stock dividends declared	(2)	―	(2)
Distributions to noncontrolling interest	―	(3)	(3)
Equity contributed by noncontrolling interest	―	4	4
Balance at June 30, 2013	$4,379	$88	$4,467
Balance at December 31, 2011	$3,739	$102	$3,841
Comprehensive income	202	2	204
Preferred stock dividends declared	(2)	―	(2)
Distributions to noncontrolling interest	―	(1)	(1)
Balance at June 30, 2012	$3,939	$103	$4,042

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

Sale of Noncontrolling Interests

On March 21, 2013, Sempra Energy’s subsidiary, Infraestructura Energética Nova, S.A.B. de C.V. (IEnova) priced a private offering in the U.S. and outside of Mexico and a concurrent initial public offering in Mexico of new shares of Class II, Single Series common stock at $2.75 per share in U.S. dollars or 34.00 Mexican pesos. The initial purchasers in the private offering and the underwriters in the Mexican public offering were granted a 30-day option to purchase additional common shares at the initial offering price, less the underwriting discount, to cover overallotments. These options were exercised before the settlement date of the offerings, which was March 27, 2013. After the initial offerings and the exercise of the overallotment options, the aggregate shares of common stock sold in the offerings totaled 218,110,500 shares of common stock, representing approximately 18.9 percent of IEnova’s outstanding ownership interest.

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

Preferred Stock

The preferred stock of SoCalGas is presented at Sempra Energy as a noncontrolling interest at June 30, 2013 and December 31, 2012. The preferred stock of SDG&E is contingently redeemable preferred stock. At Sempra Energy, the preferred stock dividends of both SDG&E and SoCalGas are charges against income related to noncontrolling interests. We provide additional information concerning preferred stock in Note 12 of the Notes to Consolidated Financial Statements in the Annual Report.

At June 30, 2013 and December 31, 2012, we reported the following other noncontrolling ownership interests held by others (not including preferred shareholders) recorded in Other Noncontrolling Interests in Total Equity on Sempra Energy’s Condensed Consolidated Balance Sheets:

OTHER NONCONTROLLING INTERESTS
(Dollars in millions)
	Percent Ownership Held by Others	June 30, 2013	December 31, 2012
SDG&E:
Otay Mesa VIE	100%	$88	$76
Sempra South American Utilities:
Chilquinta Energía subsidiaries(1)	24.4 – 43.4	27	29
Luz del Sur	20.2	221	236
Tecsur	9.8	4	4
Sempra Mexico:
IEnova, S.A.B. de C.V.	18.9	448	―
Sempra Natural Gas:
Bay Gas Storage, Ltd.	9.1	21	20
Liberty Gas Storage, LLC	25.0	14	15
Southern Gas Transmission Company	49.0	1	1
Total Sempra Energy		$824	$381
(1)	Chilquinta Energía has four subsidiaries with noncontrolling interests held by others. Percentage range reflects the highest and lowest ownership percentages amongst these subsidiaries.

TRANSACTIONS WITH AFFILIATES

Sempra Energy, SDG&E and SoCalGas provide certain services to each other and are charged an allocable share of the cost of such services. Amounts due to/from affiliates are as follows:

AMOUNTS DUE TO AND FROM AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)
	June 30,		December 31,
	2013		2012
SDG&E
Current:
Due from SoCalGas	$	―	$37
Due from various affiliates		1	2
		$1	$39

Due to Sempra Energy		$17	$19
Due to SoCalGas		2	―
		$19	$19

Income taxes due from Sempra Energy(1)		$1	$12

SoCalGas
Current:
Due from Sempra Energy		$257	$24
Due from SDG&E		2	―
		$259	$24

Due to SDG&E	$	―	$37

Income taxes due from Sempra Energy(1)		$132	$99
(1)
SDG&E and SoCalGas are included in the consolidated income tax return of Sempra Energy and are allocated income tax expense from Sempra Energy in an amount equal to that which would result from the companies’ having always filed a separate return.

Revenues from unconsolidated affiliates at SDG&E and SoCalGas are as follows:

REVENUES FROM UNCONSOLIDATED AFFILIATES AT SDG&E AND SOCALGAS
(Dollars in millions)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
SDG&E	$3	$2	$5	$4
SoCalGas	16	16	31	31

OTHER INCOME, NET

Other Income, Net on the Condensed Consolidated Statements of Operations consists of the following:

OTHER INCOME, NET
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sempra Energy Consolidated:
Allowance for equity funds used during construction	$15	$32	$30	$67
Investment gains (losses)(1)	12	(9)	22	10
Gains (losses) on interest rate and foreign exchange instruments, net	6	(1)	13	10
Regulatory interest, net(2)	1	―	2	1
Sundry, net	(8)	(4)	(4)	5
Total	$26	$18	$63	$93
SDG&E:
Allowance for equity funds used during construction	$10	$26	$20	$55
Regulatory interest, net(2)	1	―	2	1
Sundry, net	(2)	(2)	(2)	(2)
Total	$9	$24	$20	$54
SoCalGas:
Allowance for equity funds used during construction	$5	$6	$10	$12
Sundry, net	(2)	(2)	(3)	(4)
Total	$3	$4	$7	$8
(1)
Represents investment gains (losses) on dedicated assets in support of our executive retirement and deferred compensation plans. These amounts are partially offset by corresponding changes in compensation expense related to the plans.

(2) Interest on regulatory balancing accounts.

INCOME TAXES

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,
	2013		2012
		Effective	Income Tax	Effective
	Income Tax	Income	Expense	Income
	Expense	Tax Rate	(Benefit)	Tax Rate
Sempra Energy Consolidated	$32	11%	$(118)	227%
SDG&E	12	14	53	34
SoCalGas	45	27	28	34
	Six months ended June 30,
	2013		2012
		Effective	Income Tax	Effective
	Income Tax	Income	Expense	Income
	Expense	Tax Rate	(Benefit)	Tax Rate
Sempra Energy Consolidated	$210	32%	$(1)	―	%
SDG&E	63	29	113	35
SoCalGas	69	29	68	36

Changes in Income Tax Expense and Effective Income Tax Rates

Sempra Energy Consolidated

The income tax expense in the three months ended June 30, 2013 compared to income tax benefit in the same period in 2012 was due to pretax income in 2013 compared to a pretax loss in 2012 resulting from the write-down of our investment in Rockies Express. Pretax income in 2013 included the loss from the early retirement of SONGS, as we discuss further in Note 9. Pretax income was also higher in 2013 due to the cumulative effect of the application of the final decision in the California Utilities’ 2012 General Rate Case (GRC), as we discuss in Note 9. The income tax benefits for both the loss from the early retirement of SONGS and the write-down of our investment in Rockies Express were recorded at relevant U.S. federal and state statutory income tax rates. Items affecting the effective income tax rate included:

▪
$54 million income tax benefit in 2012 primarily associated with our decision in the second quarter of 2012 to hold life insurance contracts kept in support of certain benefit plans to term. Previously, we took the position that we might cash in or sell these contracts before maturity, which required that we record deferred income taxes on unrealized gains on investments held within the insurance contracts;

▪	lower deferred income tax benefits related to renewable energy projects, offset by higher renewable energy income tax credits;

▪	lower income tax benefits due to Mexican currency translation and inflation adjustments;

▪	higher deductions for self-developed software expenditures;

▪
favorable impact in 2013 of non-U.S. earnings taxed at lower statutory income tax rates than the U.S. rates, compared to unfavorable impact in 2012 of such non-U.S. earnings due to a pretax loss for Sempra Energy Consolidated; and

▪
income tax benefit in 2013 resulting from favorable changes made in the second half of 2012 in the income tax treatment of certain repairs expenditures at SDG&E and SoCalGas that are capitalized for financial statement purposes. Because the changes in income tax treatment were not made until the second half of 2012 (in the third quarter for SDG&E and the fourth quarter for SoCalGas), the first two quarters of 2012 did not benefit from this favorable treatment; offset by

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

The increase in income tax expense in the six months ended June 30, 2013 was primarily due to significantly higher pretax income in 2013 compared to the same period in 2012 and a higher effective income tax rate. The higher pretax income was primarily due to the write-down of our investment in Rockies Express in 2012 and the favorable impact of the application of the 2012 GRC in 2013, offset by the loss from the early retirement of SONGS in 2013. The income tax benefits for both the loss from the early retirement of SONGS and the write-down of our investment in Rockies Express were recorded at relevant U.S. federal and state statutory income tax rates. The higher effective income tax rate in 2013 was mainly due to:

▪
$63 million income tax expense in 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings. We discuss the stock offerings above in “Shareholders’ Equity and Noncontrolling Interests;”

▪
$54 million income tax benefit in 2012 primarily associated with our decision in the second quarter of 2012 to hold life insurance contracts kept in support of certain benefit plans to term, as we discuss above; and

▪	lower deferred income tax benefits related to renewable energy projects, offset by higher renewable energy income tax credits; offset by

▪
income tax benefit in 2013 resulting from changes made in the second half of 2012 in the income tax treatment of certain repairs expenditures that are capitalized for financial statement purposes as we discuss above; and

▪	lower unfavorable impact of higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted are factored into the forecasted effective tax rate and their impact is recognized proportionately over the year. The forecasted items, anticipated on a full year basis, may include, among others, self-developed software expenditures, repairs to certain utility plant fixed assets, renewable energy income tax credits, deferred income tax benefits related to renewable energy projects, exclusions from taxable income of the equity portion of AFUDC, and depreciation on a certain portion of utility plant assets. Items that cannot be reliably forecasted (e.g., adjustments related to prior years’ income tax items, Mexican currency translation and inflation adjustments, and deferred income tax benefit associated with the impairment of a book investment, etc.) are recorded in the interim period in which they actually occur, which can result in variability to income tax expense.

SDG&E

The decrease in SDG&E’s income tax expense in both the three months and six months ended June 30, 2013 was due to significantly lower pretax income (due to the loss from the early retirement of SONGS) and a lower effective income tax rate. The income tax benefit for the loss from the early retirement of SONGS was recorded at relevant U.S. federal and state statutory income tax rates. The lower effective income tax rates in the three months and six months ended June 30, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a favorable change, not made until the third quarter of 2012, in the income tax treatment of certain repairs expenditures for electric transmission and distribution assets that are capitalized for financial statement purposes, as we discuss above for Sempra Energy Consolidated; and

▪	higher deductions for self-developed software expenditures; offset by

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

The results for Sempra Energy Consolidated and SDG&E include Otay Mesa VIE, which is not included in Sempra Energy’s federal or state income tax returns but is consolidated for financial statement purposes, and therefore, Sempra Energy Consolidated’s and SDG&E’s effective income tax rates are impacted by the VIE’s stand-alone effective income tax rate. We discuss Otay Mesa VIE above in “Variable Interest Entities.”

SoCalGas

The increase in SoCalGas’ income tax expense in the three months ended June 30, 2013 was primarily due to higher pretax income offset by a lower effective income tax rate. The lower effective income tax rate in the three months ended June 30, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a favorable change, not made until the fourth quarter of 2012, in the income tax treatment of certain repairs expenditures for gas assets that are capitalized for financial statement purposes, as we discuss above for Sempra Energy Consolidated; offset by

▪	lower favorable impact from self-developed software expenditures; and

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

The increase in SoCalGas’ income tax expense in the six months ended June 30, 2013 was primarily due to higher pretax income offset by a lower effective income tax rate. The lower effective income tax rate in the six months ended June 30, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a favorable change, not made until the fourth quarter of 2012, in the income tax treatment of certain repairs expenditures for gas assets that are capitalized for financial statement purposes, as we discuss above for Sempra Energy Consolidated; offset by

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets;

▪	lower favorable impact from self-developed software expenditures; and

▪	lower exclusions from taxable income of the equity portion of AFUDC.

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

NOTE 6. DEBT AND CREDIT FACILITIES

COMMITTED LINES OF CREDIT

At June 30, 2013, Sempra Energy Consolidated had an aggregate of $4.1 billion in committed lines of credit to provide liquidity and to support commercial paper, the major components of which we detail below. Available unused credit on these lines at June 30, 2013 was $3.6 billion.

Sempra Energy

Sempra Energy has a $1.067 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 24 lenders. No single lender has greater than a 7-percent share.

Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2013, Sempra Energy was in compliance with this and all other financial covenants under the credit facility. The facility also provides for issuance of up to $635 million of letters of credit on behalf of Sempra Energy with the amount of borrowings otherwise available under the facility reduced by the amount of outstanding letters of credit.

At June 30, 2013, Sempra Energy had $34 million of letters of credit outstanding supported by the facility.

Sempra Global

Sempra Global has a $2.189 billion, five-year syndicated revolving credit agreement expiring in March 2017. Citibank, N.A. serves as administrative agent for the syndicate of 25 lenders. No single lender has greater than a 7-percent share.

Sempra Energy guarantees Sempra Global’s obligations under the credit facility. Borrowings bear interest at benchmark rates plus a margin that varies with market index rates and Sempra Energy’s credit ratings. The facility requires Sempra Energy to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2013, Sempra Global was in compliance with this and all of the financial covenants under the credit facility.

At June 30, 2013, Sempra Global had $423 million of commercial paper outstanding supported by the facility. At December 31, 2012, $300 million of commercial paper outstanding was classified as long-term debt based on management’s intent and ability to maintain this level of borrowing on a long-term basis either supported by this credit facility or by issuing long-term debt. This classification has no impact on cash flows. As a result of issuances of long-term debt in the six months ended June 30, 2013, as we discuss below, none of the commercial paper outstanding at June 30, 2013 is classified as long-term debt.

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

Borrowings under the facility bear interest at benchmark rates plus a margin that varies with market index rates and the borrowing utility’s credit ratings. The agreement requires each utility to maintain a ratio of total indebtedness to total capitalization (as defined in the agreement) of no more than 65 percent at the end of each quarter. At June 30, 2013, the California Utilities were in compliance with this and all other financial covenants under the credit facility.

Each utility’s obligations under the agreement are individual obligations, and a default by one utility would not constitute a default by the other utility or preclude borrowings by, or the issuance of letters of credit on behalf of, the other utility.

At June 30, 2013, SoCalGas had no outstanding borrowings and SDG&E had $53 million of commercial paper outstanding supported by the facility. Available unused credit on the line at June 30, 2013 was $605 million at SDG&E and $658 million at SoCalGas, subject to the combined limit on the facility of $877 million.

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

Other Guarantees

Sempra Renewables and BP Wind Energy each currently hold 50-percent interests in the Flat Ridge 2 Wind Farm. The project obtained construction financing in December 2012, and proceeds from the loans were used to return $148 million of each owner’s joint venture investment in 2012. After completion of the project in March 2013, the construction financing was converted into permanent financing consisting of a term loan and a fixed-rate note. The term loan of $242 million expires in June 2023 and the fixed-rate note of $110 million expires in June 2035. The financing agreement requires Sempra Renewables and BP Wind Energy, severally for each partner’s 50-percent interest, to return cash to the project in the event that the project does not meet certain cash flow criteria or in the event that the project’s debt service, operation and maintenance and firm transmission and production tax credits reserve accounts are not maintained at specific thresholds. Sempra Renewables recorded a liability of $3 million in the first quarter of 2013 for the fair value of its obligations associated with the cash flow requirements, which constitutes a guarantee. The liability is being amortized over its expected life. The outstanding loans are not guaranteed by the partners.

Sempra Renewables and BP Wind Energy each currently hold 50-percent interests in the Mehoopany Wind Farm. The project obtained construction financing in June 2012, and proceeds from the loans were used to return $17 million and $13 million of each owner’s joint venture investment in 2012 and 2013, respectively. After completion of the project in May 2013, the construction financing was converted into permanent financing consisting of a term loan. The term loan of $162 million expires in May 2031. The financing agreement requires Sempra Renewables and BP Wind Energy, severally for each partner’s 50-percent interest, to return cash to the project in the event that the project does not meet certain cash flow criteria or in the event that the project’s debt service, operation and maintenance and production tax credits reserve accounts are not maintained at specific thresholds. Additionally, in conjunction with the term loan conversion, Sempra Renewables and BP Wind Energy have provided guarantees to the lenders in lieu of Mehoopany Wind Farm funding a reserve account requirement. Sempra Renewables recorded liabilities of $11 million in the second quarter of 2013 for the fair value of its obligations associated with the cash flow and reserve account requirements, which constitute guarantees. The liabilities are being amortized over their expected lives. The outstanding loans are not guaranteed by the partners.

WEIGHTED AVERAGE INTEREST RATES

The weighted average interest rates on the total short-term debt outstanding at Sempra Energy were 0.55 percent and 0.72 percent at June 30, 2013 and December 31, 2012, respectively. The weighted average interest rate on the total short-term debt outstanding at SDG&E was 0.15 percent at June 30, 2013.  The weighted average interest rates at Sempra Energy at December 31, 2012 include interest rates for commercial paper borrowings classified as long-term, as we discuss above.

LONG-TERM DEBT

Sempra Mexico

On February 14, 2013, IEnova publicly offered and sold in Mexico $306 million (U.S. dollar equivalent) of 6.3-percent notes maturing in 2023 with a U.S. dollar equivalent rate of 4.12 percent after entering into a cross-currency swap for U.S. dollars at the time of issuance. IEnova also publicly offered and sold in Mexico $102 million (U.S. dollar equivalent) of variable rate notes, maturing in 2018, which after a floating-to-fixed cross-currency swap for U.S. dollars at the time of issuance, carry a U.S. dollar equivalent rate of 2.66 percent. The notes and related interest are denominated in Mexican pesos, and the interest rate for the variable rate notes is based on the 28-day Interbank Equilibrium Interest Rate plus 30 basis points. IEnova used $357 million of the proceeds of the notes for the repayment of intercompany debt, including accrued interest, primarily to other Sempra Energy consolidated foreign entities.

Sempra Renewables

In May 2013, Copper Mountain Solar 2 entered into a loan agreement with a syndicate of banks to borrow up to $286 million and took a draw of $146 million in May 2013, the proceeds of which were distributed to Sempra Renewables to reimburse it for the first phase of construction costs of the project. The loan, which is secured by the project, is payable semi-annually and fully matures in May 2023. To partially moderate its exposure to interest rate changes, Copper Mountain Solar 2 entered into floating-to-fixed interest rate swaps for 75 percent of the loan amount, resulting in an effective fixed rate of 5.33 percent. The remaining 25 percent bears interest at rates varying with market rates (2.81 percent at June 30, 2013). In connection with the loan agreement, Copper Mountain Solar 2 may also utilize up to $60 million under a letter of credit facility, which may be used to meet project collateral requirements and debt service reserve requirements.

Sempra South American Utilities

In May 2013, Chilquinta Energía retired $86 million of outstanding Series A Chilean public bonds maturing in 2014 with a stated interest rate of 2.75 percent.

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

▪	From time to time, our various businesses, including the California Utilities, may use other energy derivatives to hedge exposures such as the price of vehicle fuel.

We summarize net energy derivative volumes as of June 30, 2013 and December 31, 2012 as follows:

NET ENERGY DERIVATIVE VOLUMES

Segment and Commodity	June 30, 2013	December 31, 2012
California Utilities:
SDG&E:
Natural gas	23 million MMBtu	25 million MMBtu	(1)
Congestion revenue rights	24 million MWh	30 million MWh	(2)
SoCalGas - natural gas	1 million MMBtu	―

Energy-Related Businesses:
Sempra Natural Gas:
Electric power	1 million MWh	1 million MWh
Natural gas	43 million MMBtu	36 million MMBtu
Sempra Mexico - natural gas	―	1 million MMBtu
(1)	Million British thermal units
(2)	Megawatt hours

In addition to the amounts noted above, we frequently use commodity derivatives to manage risks associated with the physical locations of our assets and other contractual obligations, such as natural gas and electric power purchases and sales.

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

The net notional amounts of our interest rate derivatives, excluding the cross-currency swaps discussed below, as of June 30, 2013 and December 31, 2012 were:

INTEREST RATE DERIVATIVES
(Dollars in millions)
	June 30, 2013		December 31, 2012
	Notional Debt	Maturities	Notional Debt	Maturities
Sempra Energy Consolidated:
Cash flow hedges(1)	$422	2013-2028	$439	2013-2028
Fair value hedges	500	2013-2016	500	2013-2016
Undesignated contracts	216	2015-2035	―	―
SDG&E:
Cash flow hedge(1)	340	2019	345	2019
(1)	Includes Otay Mesa VIE. All of SDG&E’s interest rate derivatives relate to Otay Mesa VIE.

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

In addition, Sempra South American Utilities may utilize foreign currency derivatives at its subsidiaries and joint ventures as a means to manage foreign currency rate risk. We discuss such a swap at Chilquinta Energía’s Eletrans joint venture investment in Note 4.

FINANCIAL STATEMENT PRESENTATION

Each Condensed Consolidated Balance Sheet reflects the offsetting of net derivative positions and cash collateral with the same counterparty when management believes a legal right of offset exists. The following tables provide the fair values of derivative instruments on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, including the amount of cash collateral receivables that were not offset, as the cash collateral is in excess of liability positions.

DERIVATIVE INSTRUMENTS ON THE CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
	June 30, 2013
							Deferred
							credits
		Current			Current		and other
		assets:			liabilities:		liabilities:
		Fixed-price		Investments	Fixed-price		Fixed-price
		contracts		and other	contracts		contracts
		and other		assets:	and other		and other
		derivatives(1)		Sundry	derivatives(2)		derivatives
Sempra Energy Consolidated:
Derivatives designated as hedging instruments:
Interest rate and foreign exchange instruments(3)		$17		$11	$(18)		$(74)
Commodity contracts not subject to rate recovery		4		―	―		―
Derivatives not designated as hedging instruments:
Interest rate and foreign exchange instruments		9		36	(10)		(22)
Commodity contracts not subject to rate recovery:		82		14	(75)		(13)
Associated offsetting commodity contracts		(62)		(11)	62		11
Associated offsetting cash collateral		(3)		―	1		―
Commodity contracts subject to rate recovery:		13		34	(26)		(2)
Associated offsetting commodity contracts		(2)		―	2		―
Associated offsetting cash collateral		―		―	15		2
Net amounts presented on the balance sheet		58		84	(49)		(98)
Additional margin posted for commodity contracts
not subject to rate recovery		9		―	―		―
Additional margin posted for commodity contracts
subject to rate recovery		14		―	―		―
Total		$81		$84	$(49)		$(98)
SDG&E:
Derivatives designated as hedging instruments:
Interest rate instruments(3)	$	―	$	―	$(16)		$(44)
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery:		12		34	(24)		(2)
Associated offsetting commodity contracts		(1)		―	1		―
Associated offsetting cash collateral		―		―	15		2
Net amounts presented on the balance sheet		11		34	(24)		(44)
Additional margin posted for commodity contracts
not subject to rate recovery(4)		2		―	―		―
Additional margin posted for commodity contracts
subject to rate recovery		12		―	―		―
Total		$25		$34	$(24)		$(44)
SoCalGas:
Derivatives not designated as hedging instruments:
Commodity contracts subject to rate recovery:		$1	$	―	$(2)	$	―
Associated offsetting commodity contracts		(1)		―	1		―
Net amounts presented on the balance sheet		―		―	(1)		―
Additional margin posted for commodity contracts
not subject to rate recovery(4)		3		―	―		―
Additional margin posted for commodity contracts
subject to rate recovery		2		―	―		―
Total		$5	$	―	$(1)	$	―
(1) Included in Current Assets: Other for SoCalGas.
(2) Included in Current Liabilities: Other for SoCalGas.
(3)	Includes Otay Mesa VIE. All of SDG&E’s amounts relate to Otay Mesa VIE.
(4)	Includes cash collateral not offset related to a negligible amount of commodity contracts not subject to rate recovery.

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

The effects of derivative instruments designated as hedges on the Condensed Consolidated Statements of Operations and on Other Comprehensive Income (OCI) and Accumulated Other Comprehensive Income (AOCI) for the three months and six months ended June 30 were:

FAIR VALUE HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings		Gain (loss) on derivatives recognized in earnings
		Three months ended June 30,		Six months ended June 30,
	Location	2013	2012	2013	2012
Sempra Energy Consolidated:
Interest rate instruments	Interest Expense	$2	$2	$4	$4
Interest rate instruments	Other Income, Net	(5)	―	(5)	2
Total(1)		$(3)	$2	$(1)	$6
(1)
There has been no hedge ineffectiveness on these swaps. Changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt.

CASH FLOW HEDGE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
	Pretax gain (loss) recognized					Gain (loss) reclassified from AOCI
	in OCI (effective portion)					into earnings (effective portion)
	Three months ended June 30,					Three months ended June 30,
	2013		2012		Location	2013	2012
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)		$33		$(18)	Interest Expense	$(3)	$(1)
					Equity Earnings (Losses),
Interest rate instruments		13		(7)	Before Income Tax	(2)	2
Commodity contracts not subject					Cost of Natural Gas, Electric
to rate recovery		4		―	Fuel and Purchased Power	5	―
Total		$50		$(25)		$ ―	$1
SDG&E:
Interest rate instruments(1)		$10		$(10)	Interest Expense	$(2)	$(1)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$(1)	$ ―
	Six months ended June 30,					Six months ended June 30,
	2013		2012		Location	2013	2012
Sempra Energy Consolidated:
Interest rate and foreign
exchange instruments(1)		$5		$(15)	Interest Expense	$(6)	$(2)
					Equity Earnings (Losses),
Interest rate instruments		14		(6)	Before Income Tax	(4)	―
Commodity contracts not subject					Cost of Natural Gas, Electric
to rate recovery		4		―	Fuel and Purchased Power	5	―
Total		$23		$(21)		$(5)	$(2)
SDG&E:
Interest rate instruments(1)		$11		$(10)	Interest Expense	$(4)	$(1)
SoCalGas:
Interest rate instruments	$	―	$	―	Interest Expense	$(1)	$(1)
(1)						Amounts include Otay Mesa VIE. All of SDG&E’s interest rate derivative activity relates to Otay Mesa VIE; there has been a negligible amount of ineffectiveness related to these swaps.

Sempra Energy Consolidated expects that losses of $22 million, which are net of income tax benefit, that are currently recorded in AOCI (including losses of $11 million in noncontrolling interests) related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings. Actual amounts ultimately reclassified into earnings depend on the interest rates and certain commodity prices in effect when derivative contracts that are currently outstanding mature. The Sempra Energy Consolidated amount includes losses of $10 million at SDG&E in noncontrolling interest related to Otay Mesa VIE.

SoCalGas expects that losses of $1 million, which are net of income tax benefit, that are currently recorded in AOCI related to cash flow hedges will be reclassified into earnings during the next twelve months as the hedged items affect earnings.

For all forecasted transactions, the maximum term over which we are hedging exposure to the variability of cash flows at June 30, 2013 is approximately 16 years and 6 years for Sempra Energy and SDG&E, respectively. The maximum term of hedged interest rate variability related to debt at Sempra Renewables’ equity method investees is 18 years.

We recorded $1 million of hedge ineffectiveness in the three-month and six-month periods ended June 30, 2013 and negligible hedge ineffectiveness in the three-month and six-month periods ended June 30, 2012.

The effects of derivative instruments not designated as hedging instruments on the Condensed Consolidated Statements of Operations for the three months and six months ended June 30 were:

UNDESIGNATED DERIVATIVE IMPACT ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
		Gain (loss) on derivatives recognized in earnings
		Three months ended June 30,				Six months ended June 30,
	Location	2013		2012		2013		2012
Sempra Energy Consolidated:
Interest rate and foreign exchange
instruments	Other Income, Net		$6		$(1)		$13		$10
Foreign exchange instruments	Equity Earnings,
	Net of Income Tax		4		―		4		―
Commodity contracts not subject	Revenues: Energy-Related
to rate recovery	Businesses		21		(9)		1		2
Commodity contracts not subject
to rate recovery	Operation and Maintenance		―		(1)		―		―
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		(18)		12		(9)		(9)
Commodity contracts subject
to rate recovery	Cost of Natural Gas		(1)		(1)		(1)		(1)
Total			$12	$	―		$8		$2
SDG&E:
Commodity contracts subject	Cost of Electric Fuel
to rate recovery	and Purchased Power		$(18)		$12		$(9)		$(9)
SoCalGas:
Commodity contracts not subject
to rate recovery	Operation and Maintenance	$	―		$(1)	$	―	$	―
Commodity contracts subject
to rate recovery	Cost of Natural Gas		(1)		(1)		(1)		(1)
Total			$(1)		$(2)		$(1)		$(1)

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

For Sempra Energy, the total fair value of this group of derivative instruments in a net liability position at June 30, 2013 and December 31, 2012 is $6 million and $8 million, respectively. As of June 30, 2013, if the credit ratings of Sempra Energy were reduced below investment grade, $6 million of additional assets could be required to be posted as collateral for these derivative contracts.

For SDG&E, the total fair value of this group of derivative instruments in a net liability position at June 30, 2013 and December 31, 2012 is $4 million and $6 million, respectively. As of June 30, 2013, if the credit ratings of SDG&E were reduced below investment grade, $4 million of additional assets could be required to be posted as collateral for these derivative contracts.

For Sempra Energy, SDG&E and SoCalGas, some of our derivative contracts contain a provision that would permit the counterparty, in certain circumstances, to request adequate assurance of our performance under the contracts. Such additional assurance, if needed, is not material and is not included in the amounts above.

NOTE 8. FAIR VALUE MEASUREMENTS

We discuss the valuation techniques and inputs we use to measure fair value and the definition of the three levels of the fair value hierarchy in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. We have not changed the valuation techniques or inputs we use to measure fair value during the six months ended June 30, 2013.

Recurring Fair Value Measures

The three tables below, by level within the fair value hierarchy, set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. We classify financial assets and liabilities in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities, and their placement within the fair value hierarchy levels.

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

Our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 in the tables below include the following:

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

RECURRING FAIR VALUE MEASURES – SEMPRA ENERGY CONSOLIDATED
(Dollars in millions)
	At fair value as of June 30, 2013
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$559	$	―	$	―	$	―	$559
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		94		70		―		―	164
Municipal bonds		―		74		―		―	74
Other securities		―		136		―		―	136
Total debt securities		94		280		―		―	374
Total nuclear decommissioning trusts(1)		653		280		―		―	933
Interest rate instruments		―		73		―		―	73
Commodity contracts subject to rate recovery		12		―		47		―	59
Commodity contracts not subject to rate recovery		29		13		(10)		―	32
Total		$694		$366		$37	$	―	$1,097
Liabilities:
Interest rate and foreign exchange instruments	$	―		$124	$	―	$	―	$124
Commodity contracts subject to rate recovery		17		9		―		(17)	9
Commodity contracts not subject to rate recovery		1		14		―		(1)	14
Total		$18		$147	$	―		$(18)	$147

	At fair value as of December 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$539	$	―	$	―	$	―	$539
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		87		69		―		―	156
Municipal bonds		―		63		―		―	63
Other securities		―		130		―		―	130
Total debt securities		87		262		―		―	349
Total nuclear decommissioning trusts(1)		626		262		―		―	888
Interest rate instruments		―		68		―		―	68
Commodity contracts subject to rate recovery		13		―		61		―	74
Commodity contracts not subject to rate recovery		28		15		―		―	43
Investments		1		―		―		―	1
Total		$668		$345		$61	$	―	$1,074
Liabilities:
Interest rate instruments	$	―		$126	$	―	$	―	$126
Commodity contracts subject to rate recovery		23		9		―		(23)	9
Commodity contracts not subject to rate recovery		6		23		―		(11)	18
Total		$29		$158	$	―		$(34)	$153
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SDG&E
(Dollars in millions)
	At fair value as of June 30, 2013
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$559	$	―	$	―	$	―	$559
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		94		70		―		―	164
Municipal bonds		―		74		―		―	74
Other securities		―		136		―		―	136
Total debt securities		94		280		―		―	374
Total nuclear decommissioning trusts(1)		653		280		―		―	933
Commodity contracts subject to rate recovery		10		―		47		―	57
Commodity contracts not subject to rate recovery		2		―		―		―	2
Total		$665		$280		$47	$	―	$992

Liabilities:
Interest rate instruments	$	―		$60	$	―	$	―	$60
Commodity contracts subject to rate recovery		17		8		―		(17)	8
Total		$17		$68	$	―		$(17)	$68

	At fair value as of December 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Nuclear decommissioning trusts:
Equity securities		$539	$	―	$	―	$	―	$539
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies		87		69		―		―	156
Municipal bonds		―		63		―		―	63
Other securities		―		130		―		―	130
Total debt securities		87		262		―		―	349
Total nuclear decommissioning trusts(1)		626		262		―		―	888
Commodity contracts subject to rate recovery		12		―		61		―	73
Commodity contracts not subject to rate recovery		1		―		―		―	1
Total		$639		$262		$61	$	―	$962

Liabilities:
Interest rate instruments	$	―		$81	$	―	$	―	$81
Commodity contracts subject to rate recovery		23		8		―		(23)	8
Total		$23		$89	$	―		$(23)	$89
(1) Excludes cash balances and cash equivalents.

RECURRING FAIR VALUE MEASURES – SOCALGAS
(Dollars in millions)
	At fair value as of June 30, 2013
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Commodity contracts subject to rate recovery		$2	$	―	$	―	$	―	$2
Commodity contracts not subject to rate recovery		3		―		―		―	3
Total		$5	$	―	$	―	$	―	$5

Liabilities:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$	―	$1
Total	$	―		$1	$	―	$	―	$1

	At fair value as of December 31, 2012
								Collateral
		Level 1		Level 2		Level 3		netted	Total
Assets:
Commodity contracts subject to rate recovery		$1	$	―	$	―	$	―	$1
Commodity contracts not subject to rate recovery		3		―		―		―	3
Total		$4	$	―	$	―	$	―	$4

Liabilities:
Commodity contracts subject to rate recovery	$	―		$1	$	―	$	―	$1
Total	$	―		$1	$	―	$	―	$1

Level 3 Information

The following table sets forth reconciliations of changes in the fair value of congestion revenue rights (CRRs) classified as Level 3 in the fair value hierarchy for Sempra Energy Consolidated and SDG&E:

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Three months ended June 30,
	2013	2012
Balance as of April 1	$58		$21
Realized and unrealized (losses) gains	(2)		5
Settlements	(9)		(13)
Balance as of June 30	$47		$13
Change in unrealized gains or losses relating to
instruments still held at June 30	$(1)	$	―

LEVEL 3 RECONCILIATIONS
(Dollars in millions)
	Six months ended June 30,
	2013	2012
Balance as of January 1	$61		$23
Realized and unrealized (losses) gains	(3)		7
Allocated transmission instruments	―		1
Settlements	(11)		(18)
Balance as of June 30	$47		$13
Change in unrealized gains or losses relating to
instruments still held at June 30	$(1)	$	―

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

CRRs are recorded at fair value based almost entirely on the most current auction prices published by the California Independent System Operator (ISO), an objective source. The impact associated with discounting is negligible. Because auction prices are a less observable input, these instruments are classified as Level 3. Auction prices range from $(8) per MWh to $8 per MWh at a given location, and the fair value of these instruments is derived from auction price differences between two locations. Positive values between two locations represent expected future reductions in congestion costs, whereas negative values between two locations represent expected future charges. Valuation of our CRRs is sensitive to a change in auction price. If auction prices at one location increase (decrease) relative to another location, this could result in a higher (lower) fair value measurement. We summarize CRR volumes in Note 7. Realized gains and losses associated with CRRs are recorded in Cost of Electric Fuel and Purchased Power, which is recoverable in rates, on the Condensed Consolidated Statements of Operations. Unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings.

Fair Value of Financial Instruments

The fair values of certain of our financial instruments (cash, temporary investments, accounts and notes receivable, dividends and accounts payable, short-term debt and customer deposits) approximate their carrying amounts. Investments in life insurance contracts that we hold in support of our Supplemental Executive Retirement, Cash Balance Restoration and Deferred Compensation Plans are carried at cash surrender values, which represent the amount of cash that could be realized under the contracts. The following table provides the carrying amounts and fair values of certain other financial instruments at June 30, 2013 and December 31, 2012:

FAIR VALUE OF FINANCIAL INSTRUMENTS
(Dollars in millions)
	June 30, 2013
	Carrying	Fair Value
	Amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Total long-term debt(1)	$11,901	$	―	$11,646		$1,076	$12,722
Preferred stock of subsidiaries	99		―	106		―	106
SDG&E:
Total long-term debt(2)	$4,130	$	―	$4,089		$340	$4,429
Contingently redeemable preferred stock	79		―	83		―	83
SoCalGas:
Total long-term debt(3)	$1,413	$	―	$1,515	$	―	$1,515
Preferred stock	22		―	25		―	25

	December 31, 2012
	Carrying	Fair Value
	Amount	Level 1		Level 2	Level 3		Total
Sempra Energy Consolidated:
Investments in affordable housing partnerships(4)	$12	$	―	$ ―		$36	$36
Total long-term debt(1)	11,873		―	12,287		956	13,243
Preferred stock of subsidiaries	99		―	107		―	107
SDG&E:
Total long-term debt(2)	$4,135	$	―	$4,243		$345	$4,588
Contingently redeemable preferred stock	79		―	85		―	85
SoCalGas:
Total long-term debt(3)	$1,413	$	―	$1,599	$	―	$1,599
Preferred stock	22		―	24		―	24
(1)
Before reductions for unamortized discount (net of premium) of $16 million at both June 30, 2013 and December 31, 2012, and excluding capital leases of $185 million at June 30, 2013 and $189 million at December 31, 2012, and commercial paper classified as long-term debt of $300 million at December 31, 2012. We discuss our long-term debt in Note 6 above and in Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

(2)
Before reductions for unamortized discount of $11 million at June 30, 2013 and $12 million at December 31, 2012, and excluding capital leases of $182 million at June 30, 2013 and $185 million at December 31, 2012.

(3)	Before reductions for unamortized discount of $4 million at both June 30, 2013 and December 31, 2012, and excluding capital leases of $2 million at June 30, 2013 and $4 million at December 31, 2012.
(4)	Investments in affordable housing partnerships at Parent and Other.

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

Nuclear Decommissioning Trusts

We discuss SDG&E’s investments in nuclear decommissioning trust funds in Note 6 of the Notes to Consolidated Financial Statements in the Annual Report. The following table shows the fair values and gross unrealized gains and losses for the securities held in the trust funds:

NUCLEAR DECOMMISSIONING TRUSTS
(Dollars in millions)
		Gross		Gross	Estimated
		Unrealized		Unrealized	Fair
	Cost	Gains		Losses	Value
As of June 30, 2013:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies(1)	$163	$4		$(3)	$164
Municipal bonds(2)	72	3		(1)	74
Other securities(3)	139	2		(5)	136
Total debt securities	374	9		(9)	374
Equity securities	230	333		(4)	559
Cash and cash equivalents	5	―		―	5
Total	$609	$342		$(13)	$938
As of December 31, 2012:
Debt securities:
Debt securities issued by the U.S. Treasury and other
U.S. government corporations and agencies	$147	$9	$	―	$156
Municipal bonds	57	6		―	63
Other securities	121	10		(1)	130
Total debt securities	325	25		(1)	349
Equity securities	249	292		(2)	539
Cash and cash equivalents	20	―		―	20
Total	$594	$317		$(3)	$908
(1)	Maturity dates are 2013-2056.
(2)	Maturity dates are 2013-2062.
(3)	Maturity dates are 2013-2111.

The following table shows the proceeds from sales of securities in the trusts and gross realized gains and losses on those sales:

SALES OF SECURITIES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Proceeds from sales	$192	$191	$326	$320
Gross realized gains	6	5	11	9
Gross realized losses	(4)	(5)	(7)	(5)

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

JOINT MATTERS

CPUC General Rate Case (GRC)

The CPUC uses a general rate case proceeding to prospectively set rates sufficient to allow the California Utilities to recover their reasonable cost of operations and maintenance and to provide the opportunity to realize their authorized rates of return on their investment. In December 2010, the California Utilities filed their 2012 General Rate Case (2012 GRC) applications to establish their authorized 2012 revenue requirements and the ratemaking mechanisms by which those requirements would change on an annual basis over the subsequent three-year (2013-2015) period.

In May 2013, the CPUC approved a final decision (Final GRC Decision) in the California Utilities’ 2012 GRC. The Final GRC Decision establishes a 2012 revenue requirement of $1.733 billion for SDG&E and $1.959 billion for SoCalGas. This represents an increase of $119 million (7.4 percent) and $115 million (6.2 percent) over SDG&E’s and SoCalGas’ authorized 2011 revenue requirements, respectively. The Final GRC Decision is effective retroactive to January 1, 2012, and SDG&E and SoCalGas recorded the cumulative earnings effect of the retroactive application of the Final GRC Decision of $69 million and $37 million, respectively, in the second quarter of 2013. For SDG&E and SoCalGas, respectively, these amounts include an incremental earnings impact of $52 million and $25 million related to 2012 and $17 million and $12 million related to the first quarter of 2013.

The amount of revenue associated with the retroactive period is expected to be recovered in SDG&E’s rates over a 28-month period beginning in September 2013, and in SoCalGas’ rates over a 31-month period beginning in June 2013. At June 30, 2013, SoCalGas is reporting on its Condensed Consolidated Balance Sheet a regulatory asset of $130 million, with $78 million as noncurrent, representing the retroactive revenue from the Final GRC Decision to be recovered in rates through December 2015. Through June 30, 2013, SDG&E has accumulated and is reporting on its Condensed Consolidated Balance Sheet $334 million as a regulatory asset, with $215 million classified as noncurrent, representing the retroactive revenue from the Final GRC Decision to be recovered by SDG&E in rates during the period September 2013 through December 2015. Since SDG&E will not be adjusting its rates pursuant to the Final GRC Decision until September 2013, SDG&E will continue to accumulate in the regulatory asset the additional amount of revenue awarded pursuant to the Final GRC Decision for the months of July and August of 2013 not currently being recovered in rates.

The Final GRC Decision also establishes a four-year GRC period (through 2015) with a revenue attrition mechanism for the escalation of the adopted revenue requirements for years 2013, 2014, and 2015 based on fixed annual factors of 2.65 percent, 2.75 percent and 2.75 percent, respectively.

For SDG&E, the Final GRC Decision also provides the revenue requirement for cost recovery of wildfire insurance premiums beginning January 1, 2012, as we discuss in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

We provide additional information regarding the 2012 GRC in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

CPUC Cost of Capital

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

SDG&E, SoCalGas, PG&E, Edison and the Division of Ratepayer Advocates (DRA) sponsored a joint stipulation in Phase 2 of the proceeding. In March 2013, the CPUC’s final decision adopted the joint stipulation, as proposed. SDG&E retains its current cost of capital adjustment mechanism, and SoCalGas has implemented this same adjustment mechanism, which we describe in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report. Both utilities are forgoing their proposed off-ramp provision.

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

In June 2011, the CPUC directed SoCalGas, SDG&E, PG&E and Southwest Gas to file comprehensive implementation plans to test or replace all natural gas transmission pipelines that have not been pressure tested. The California Utilities filed their Pipeline Safety Enhancement Plan (PSEP) with the CPUC in August 2011. The proposed safety measures, investments and estimated costs are not included in the California Utilities’ 2012 GRC process discussed above.

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

Natural Gas Procurement

In the first quarter of 2012, SoCalGas recorded its Gas Cost Incentive Mechanism (GCIM) award of $6.2 million for natural gas procured for its core customers during the 12-month period ending March 31, 2011. In July 2013, the CPUC approved SoCalGas’ application requesting a GCIM award of $5.4 million for the 12-month period ending March 31, 2012, which SoCalGas will record in the third quarter of 2013. In June 2013, SoCalGas applied to the CPUC for approval of a GCIM award of $5.8 million for natural gas procured for its core customers during the 12-month period ending March 31, 2013. SoCalGas expects a CPUC decision on this application in the first half of 2014.

SDG&E MATTERS

San Onofre Nuclear Generating Station (SONGS)

SDG&E has a 20-percent ownership interest in San Onofre Nuclear Generating Station (SONGS), a 2,150-MW nuclear generating facility near San Clemente, California. SONGS is operated by Southern California Edison (Edison), the majority owner, and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) and the CPUC.

On June 6, 2013, Edison notified SDG&E that it had reached a decision to permanently retire SONGS Units 2 and 3 and seek approval to start the decommissioning activities for the entire facility. Edison advised SDG&E that its management had made the unilateral decision to retire the units once Edison concluded that the considerable uncertainty about when, or if, the NRC would allow a restart of Unit 2 could not be resolved. Given this uncertainty, Edison decided to retire both Units and seek the authority from the NRC to commence the decommissioning of SONGS.

The steam generators were replaced in Units 2 and 3, and the Units returned to service in 2010 and 2011, respectively. Both Units have been shut down since early 2012 after a water leak occurred in the Unit 3 steam generator. Edison concluded that the leak was due to unexpected wear from tube-to-tube contact. At the time the leak was identified, Edison also inspected and tested Unit 2 and subsequently found unexpected tube wear in Unit 2’s steam generators, as well. In March 2012, in response to the shutdown of SONGS, the NRC issued a Confirmatory Action Letter (CAL) which, among other things, outlined the requirements Edison would be required to meet before the NRC would approve a restart of either of the Units.

In October 2012, Edison submitted a restart plan to the NRC proposing to operate Unit 2 at a reduced power level for a period of five months, at which time the Unit would be brought down for further inspection. Edison did not file a restart plan for Unit 3, pending further inspection and analysis of what the required repairs or modifications would need to be to return the Unit back to service in a safe manner. The NRC had been reviewing the restart plan for Unit 2 proposed by Edison since that time, and in May 2013, the Atomic Safety and Licensing Board (ASLB), an adjudicatory arm of the NRC, concluded that the CAL process constituted a de facto license amendment proceeding that was subject to a public hearing. This conclusion by the ASLB resulted in further uncertainty regarding when a final decision might be made on restarting Unit 2.

Since the unscheduled outage started, SDG&E has procured power to meet its customers’ needs to replace the power that would have been supplied to SDG&E from SONGS, had SONGS been in operation. The estimated cost of the purchased replacement power, determined consistent with the methodology used in the CPUC’s Order Instituting Investigation (OII) into the SONGS outage, incurred from January 2012 through June 6, 2013, the date Edison notified SDG&E of the early closure of SONGS, was approximately $166 million.

In response to the prolonged outage, the CPUC issued the OII, pursuant to California Public Utilities’ Code Section 455.5. The OII consolidates all SONGS issues in various proceedings into a single proceeding. The OII, among other things, ruled that all revenues associated with the investment in, and operation of, SONGS since January 1, 2012 are subject to refund to customers, pending the outcome of the proceeding. The OII proceeding will also determine the ultimate recovery of the investment in SONGS and the costs incurred since the commencement of this outage, including purchased replacement power costs that are typically recovered through the Energy Resource Recovery Account (ERRA) balancing account subject only to a reasonableness review by the CPUC. In addition to the estimated cost of the purchased replacement power mentioned above, SDG&E’s share of SONGS’ operating costs, including depreciation, and the return on its investment in SONGS from January 1, 2012 through June 30, 2013, was approximately $300 million. We provide additional information regarding the OII in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Given the decision by Edison to close SONGS, SDG&E management assessed the appropriate accounting for an early-retired plant. In conducting this assessment, management took into consideration, among other things, the interrelationship of any recovery of SDG&E’s investment in SONGS, the cost of operations, the cost of purchased replacement power and the probability of having to refund to customers a portion or all of the revenue subject to refund, management’s assessment took into account that the CPUC is considering all of these elements on a combined basis in the OII. After considering the regulatory precedent regarding rate recovery of investments in and costs incurred related to early-retired plants, management considered a number of possible regulatory outcomes from the OII proceeding, none of which management considered certain, and given SDG&E’s non-operator and minority interest position and the regulatory precedent on such matters, management believes that it is probable that SDG&E will recover in rates a substantial portion of its investment in SONGS, the associated costs incurred to date and the cost of the purchased replacement power. The amount that management has deemed to be probable of recovery was determined based on management’s assessment of the likelihood of the potential regulatory outcomes identified.

As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, and as a result of our assessment described above, in the second quarter of 2013, Sempra Energy and SDG&E have:

▪
Removed SDG&E’s investment in SONGS plant and nuclear fuel, which had a net book value of $512 million at May 31, 2013, from Property, Plant and Equipment reported on the Condensed Consolidated Balance Sheet;

▪	Removed SDG&E’s SONGS-related materials and supplies, which were $10 million at May 31, 2013, from Inventory on the Condensed Consolidated Balance Sheet;

▪
Established a new regulatory asset, included in Other Assets—Other Regulatory Assets on the Condensed Consolidated Balance Sheet, in the amount of $322 million, not including the cost of the purchased replacement power, based on management’s assessment of the amount probable, but not certain, of recovery in rates for SDG&E’s investment in SONGS; and

▪	Recorded a pretax Loss From Plant Closure of $200 million on the Condensed Consolidated Statement of Operations.

The amount that SDG&E will eventually recover will require a regulatory decision from the CPUC that could result in recovery of an amount that is significantly different than management’s estimate.  In addition to recoveries through the regulatory process, SDG&E intends to pursue all avenues for recovery from other potentially responsible parties and insurance carriers. However, these anticipated recoveries, if any, cannot be included in our current estimates. SDG&E will continue to assess the probability of recovery in rates of the regulatory asset related to the plant closure and the cost of purchased replacement power of $166 million incurred by SDG&E since the start of the outage. Should SDG&E conclude that recovery in rates is less than the amount anticipated or no longer probable, SDG&E will record an additional charge against earnings at the time such a conclusion is reached.

Power Procurement and Resource Planning

East County Substation

In June 2012, the CPUC approved SDG&E’s application for authorization to proceed with the East County Substation project, estimated to cost $435 million. The Bureau of Land Management (BLM) issued its record of decision in August 2012. SDG&E began construction in the second quarter of 2013 and expects the substation to be placed in service in 2014.

FERC Formulaic Rate Filing

SDG&E submitted its Electric Transmission Formula Rate (TO4) filing with the Federal Energy Regulatory Commission (FERC) in February 2013 to be effective September 1, 2013. This proceeding will set the rate making methodology and rate of return for SDG&E’s FERC-regulated electric transmission operations and assets. SDG&E’s TO4 filing is requesting a rate making formula that is essentially the same as currently authorized by the FERC. SDG&E’s TO4 filing is requesting: 1) rates to be determined by a base period of historical costs and a forecast of capital investments and 2) a true-up period similar to balancing account treatment that is designed to provide SDG&E earnings of no more and no less than its actual cost of service including its authorized return on investment.

This TO4 proceeding will also set SDG&E’s authorized ROE on FERC rate base. SDG&E’s current authorized FERC ROE is 11.35 percent and SDG&E’s TO4 filing proposes a FERC ROE of 11.3 percent. In June 2013, the FERC issued an order that conditionally accepted the TO4 filing, including the methodology used by SDG&E to calculate the proposed ROE. At the end of July 2013, the FERC issued another order adopting the rates proposed by SDG&E, based on the 11.3 percent ROE, with such revenues subject to refund pending an approved settlement or final decision in the proceeding.

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

SDG&E intends to pursue recovery of such costs in a future application. SDG&E will continue to assess the potential for recovery of these costs in rates. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated at June 30, 2013, the resulting after-tax charge against earnings would have been up to $190 million. In addition, in periods following any such conclusion, SDG&E’s earnings will be adversely impacted by increases in the estimated cost to litigate or settle pending wildfire claims. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

We provide additional information about 2007 wildfire litigation costs and their recovery in Note 10.

SOCALGAS MATTER

Aliso Canyon Natural Gas Storage Compressor Replacement

In September 2009, SoCalGas filed an application with the CPUC requesting approval to replace certain obsolete natural gas turbine compressors used in the operations of SoCalGas’ Aliso Canyon natural gas storage reservoir with a new electric compressor station. In April 2012, the CPUC issued a draft environmental impact report (EIR) for the project concluding that no significant or unavoidable adverse environmental impacts have been identified from the construction or operation of the proposed project. In July 2013, the CPUC issued a final EIR confirming the conclusions and findings in the draft EIR. We expect a CPUC decision certifying the final EIR and approving the estimated $200 million project in 2013.

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

At June 30, 2013, Sempra Energy’s accrued liabilities for material legal proceedings, on a consolidated basis, were $231 million. At June 30, 2013, accrued liabilities for material legal proceedings for SDG&E and SoCalGas were $216 million and $5 million, respectively. At June 30, 2013, accrued liabilities of $214 million at Sempra Energy and SDG&E were related to wildfire litigation discussed below.

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

In October 2010, the Court of Appeal affirmed the trial court’s ruling that these claims must be pursued in individual lawsuits, rather than as class actions on behalf of all persons who incurred wildfire damages. In February 2011, the California Supreme Court denied a petition for review of the affirmance. A trial has been set for September 26, 2014.

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

The wildfire litigation also includes claims of non-insurer plaintiffs for damage to uninsured and underinsured structures, business interruption, evacuation expenses, agricultural damage, emotional harm, personal injuries and other losses. SDG&E has settled the claims of approximately 5,800 of these plaintiffs, including all of the government entities. Substantially all of the approximately 350 remaining individual and business plaintiffs have submitted settlement demands and damage estimates totaling approximately $750 million. SDG&E does not expect a significant number of additional plaintiffs to file lawsuits given the applicable statutes of limitation, but does expect to receive additional settlement demands and damage estimates from existing plaintiffs as settlement negotiations continue. SDG&E has established reserves for the wildfire litigation as we discuss below.

SDG&E’s settled claims and defense costs have exceeded its $1.1 billion of liability insurance coverage for the covered period and the $824 million recovered from third parties. It expects that its wildfire reserves and amounts paid to resolve wildfire claims will continue to increase as it obtains additional information.

As we discuss in Note 9, SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of its reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and the amounts recovered from third parties. Accordingly, although such recovery will require future regulatory approval, at June 30, 2013, Sempra Energy and SDG&E have recorded assets of $352 million in Regulatory Assets Arising From Wildfire Litigation Costs on their Condensed Consolidated Balance Sheets, including $320 million related to CPUC-regulated operations, which represents the amount substantially equal to the aggregate amount it has paid or reserved for payment for the resolution of wildfire claims and related costs in excess of its liability insurance coverage and amounts recovered from third parties. SDG&E will increase the regulatory assets if the estimate of amounts to settle remaining claims increases.

SDG&E will continue to assess the probability of recovery of these excess wildfire costs in rates. Should SDG&E conclude that recovery in rates is no longer probable, SDG&E will record a charge against earnings at the time such conclusion is reached. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated at June 30, 2013, the resulting after-tax charge against earnings would have been up to $190 million. In addition, in periods following any such conclusion, SDG&E’s earnings will be adversely impacted by increases in the estimated cost to litigate or settle pending wildfire claims. We provide additional information about excess wildfire claims cost recovery and related CPUC actions in Note 9 and discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Since 2010, as liabilities for wildfire litigation have become reasonably estimable in the form of settlement demands, damage estimates, and other damage information, SDG&E has recorded related reserves as a liability. The impact of this liability at June 30, 2013 is offset by the recognition of regulatory assets, as discussed above, for reserves in excess of the insurance coverage and recoveries from third parties. The adverse impact of the change in the reserves on SDG&E’s and Sempra Energy’s after-tax earnings was $0 and $3.3 million for the three months ended June 30, 2013 and 2012, respectively, and $0.3 million and $4.9 million for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013, wildfire litigation reserves were $214 million ($182 million current and $32 million long-term). Additionally, through June 30, 2013, SDG&E has expended $241 million (cumulative, excluding amounts covered by insurance and amounts recovered from third parties) to pay for the settlement of wildfire claims and related costs.

Sunrise Powerlink Electric Transmission Line

The Sunrise Powerlink is a 117-mile, 500-kilovolt (kV) electric transmission line between the Imperial Valley and the San Diego region that was energized and placed in service in June 2012.  The Sunrise Powerlink project was approved by the CPUC in December 2008, the BLM in January 2009, and the USFS in July 2010. Numerous administrative appeals and legal challenges have been resolved in favor of the project. Three legal challenges are pending.

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

A claim for additional compensation has been submitted by one of SDG&E’s contractors on the Sunrise Powerlink project. The contractor was awarded the transmission line overhead and underground construction contract on a fixed-fee basis of $456 million after agreed-upon amendments. The contractor has asserted that it is owed additional compensation above the fixed-fee portion of the contract. In May 2013, the contractor filed two civil complaints, one in San Diego County and the other in Imperial County, seeking Foreclosure of Mechanics Liens previously filed in the sum of $99.2 million and $81.1 million.  SDG&E has not been formally served with the complaints. At this time, based on the documentation submitted by the contractor and the terms of the fixed-fee agreement, SDG&E has concluded that the contractor has not supported its claim for additional compensation in the amount it has requested.

September 2011 Power Outage

In September 2011, a power outage lasting approximately 12 hours affected millions of people from Mexico to southern Orange County, California. Within several days of the outage, several SDG&E customers filed a class action lawsuit in Federal District Court in San Diego against Arizona Public Service Company, Pinnacle West, and SDG&E alleging that the companies failed to prevent the outage. The lawsuit seeks recovery of unspecified amounts of damages, including punitive damages. In July 2012, the court granted SDG&E’s motion to dismiss the punitive damages request and dismissed Arizona Public Service Company and Pinnacle West from the lawsuit. SDG&E has filed a motion for summary judgment seeking a determination by the court that it has no liability for the damages sought in the lawsuit.

The FERC and North American Electric Reliability Corporation (NERC) conducted a joint inquiry to determine the cause of the power failure and issued a report in May 2012 regarding their findings. The report does not make any findings of failure on SDG&E’s part that led to the power failure. However, this report is not dispositive on any potential liability of SDG&E related to the events of that power outage.

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

Lawsuit Against Mitsubishi Heavy Industries, Ltd.

On July 18, 2013, SDG&E filed a lawsuit in the Superior Court of California in the County of San Diego against Mitsubishi Heavy Industries, Ltd., Mitsubishi Nuclear Energy Systems, Inc., and Mitsubishi Heavy Industries America, Inc. (collectively MHI).  The lawsuit seeks to recover damages SDG&E has incurred and will incur related to the design defects in the steam generators MHI provided to the SONGS nuclear power plant. The lawsuit asserts a number of causes of action, including fraud, based on the representations MHI made about its qualifications and ability to design generators free from defects of the kind that resulted in the permanent shutdown of the plant and further seeks to set aside the contractual limitation of damages that MHI has asserted. On July 24, 2013, MHI removed the lawsuit to the United States District Court for the Southern District of California.

SoCalGas

SoCalGas, along with Monsanto Co., Solutia, Inc., Pharmacia Corp., and Pfizer, Inc., are defendants in seven Los Angeles County Superior Court lawsuits filed beginning in April 2011 seeking recovery of unspecified amounts of damages, including punitive damages, as a result of plaintiffs’ exposure to PCBs (polychlorinated biphenyls). The lawsuits allege plaintiffs were exposed to PCBs not only through the food chain and other various sources but from PCB-contaminated natural gas pipelines owned and operated by SoCalGas. This contamination allegedly caused plaintiffs to develop cancer and other serious illnesses. Plaintiffs assert various bases for recovery, including negligence and products liability. SoCalGas has settled two of the seven lawsuits for an amount that is not significant and has been recorded.

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

Sempra Mexico

Sempra Mexico has been engaged in a long-running land dispute relating to property adjacent to its Energía Costa Azul LNG terminal near Ensenada, Mexico. The adjacent property is not required by environmental or other regulatory permits for the operation of the terminal. A claimant to the adjacent property has nonetheless asserted that his health and safety are endangered by the operation of the facility. In February 2011, based on a complaint by the claimant, the then new Ensenada Mayor attempted to temporarily close the terminal based on claims of irregularities in municipal permits issued six years earlier. This attempt was promptly countermanded by Mexican federal and Baja California state authorities. No terminal permits or operations were affected as a result of these proceedings or events and the terminal has continued to operate normally. Sempra Mexico expects additional Mexican court proceedings and governmental actions regarding the claimant’s assertions as to whether the terminal’s permits should be modified or revoked in any manner.

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

In July 2012, a Mexicali state court issued a ruling declaring the purchase contract by which Termoeléctrica de Mexicali (TDM) acquired the property on which the facility is located to be invalid, on the grounds that the proceeding in which the seller acquired title was invalid. In June 2013, an appellate court overturned the lower court ruling.

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

In August 2007, the U.S. Court of Appeals for the Ninth Circuit issued a decision reversing and remanding certain FERC orders declining to provide refunds regarding short-term bilateral sales up to one month in the Pacific Northwest for the January 2000 to June 2001 time period. In December 2010, the FERC approved a comprehensive settlement previously reached by Sempra Energy and RBS Sempra Commodities with the State of California. The settlement resolves all issues with regard to sales between the California Department of Water Resources (DWR) and Sempra Commodities in the Pacific Northwest, but potential claims may exist regarding sales in the Pacific Northwest between Sempra Commodities and other parties. The FERC is in the process of addressing these potential claims on remand. Pursuant to the agreements related to the formation of RBS Sempra Commodities, we have indemnified RBS should the liability from the final resolution of these matters be greater than the reserves related to Sempra Commodities. Pursuant to our agreement with the Noble Group Ltd., one of the buyers of RBS Sempra Commodities’ businesses, we have also indemnified Noble Americas Gas & Power Corp. and its affiliates for all losses incurred by such parties resulting from these proceedings as related to Sempra Commodities.

We are also defendants in ordinary routine litigation incidental to our businesses, including personal injury, product liability, property damage and other claims. California juries have demonstrated an increasing willingness to grant large awards, including punitive damages, in these types of cases.

NUCLEAR INSURANCE

SDG&E and the two other owners of SONGS have insurance to cover claims from nuclear liability incidents arising at SONGS. This insurance provides $375 million in coverage limits, the maximum amount available, including coverage for acts of terrorism. In addition, the Price-Anderson Act provides for up to $12.2 billion of secondary financial protection (SFP). If a nuclear liability loss occurring at any U.S. licensed/commercial reactor exceeds the $375 million insurance limit, all nuclear reactor owners could be required to contribute to the SFP. SDG&E’s contribution would be up to $47 million. This amount is subject to an annual maximum of $7 million, unless a default occurs by any other SONGS owner. If the SFP is insufficient to cover the liability loss, SDG&E could be subject to an additional assessment.

The SONGS owners, including SDG&E, also have $2.75 billion of nuclear property, decontamination, and debris removal insurance. In addition, the SONGS owners have insurance coverage for outage expenses and replacement power costs due to accidental property damage. These insurance coverages are provided through Nuclear Electric Insurance Limited (NEIL), a mutual insurance company. The NEIL policies have specific exclusions and limitations that can result in reduced or eliminated coverage. Insured members are subject to retrospective premium assessments. SDG&E could be assessed up to $9.7 million. Edison, on behalf of itself and the other minority owners of SONGS (including SDG&E), has placed NEIL on notice of claims under both the property damage and outage insurance policies as a result of SONGS’ Units 2 and 3 being shut down since early 2012.

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

CONTRACTUAL COMMITMENTS

We discuss below significant changes in the first six months of 2013 to contractual commitments discussed in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Contracts

SoCalGas’ natural gas purchase and pipeline capacity commitments have decreased by $112 million since December 31, 2012. The decrease, primarily due to fulfillment of commitments in the first six months of 2013 of $366 million, is partially offset by an increase of $254 million from new natural gas purchase and pipeline capacity contracts. Net future payments are expected to decrease by $220 million in 2013 and to increase by $108 million in 2014 compared to December 31, 2012.

Sempra Natural Gas’ natural gas purchase and storage capacity commitments have increased by $11 million since December 31, 2012, primarily due to additional storage capacity under existing contracts in the first six months of 2013. Net future payments are expected to decrease by $29 million in 2013, and increase by $12 million in 2014, $5 million in 2015, $5 million in 2016, $5 million in 2017 and $13 million thereafter compared to December 31, 2012.

Sempra Rockies Marketing, a subsidiary of Sempra Natural Gas, has an agreement for capacity on the Rockies Express Pipeline through November 2019, as we discuss in Note 4. Historically, the capacity costs have been more than offset by revenues from releases of the capacity. However, certain capacity release commitments will conclude during 2013 and new contracting activity related to that capacity may not be sufficient to offset all of our capacity commitments. Including capacity released to others, Sempra Rockies Marketing’s obligation to Rockies Express Pipeline LLC for future capacity payments are expected to be $6 million in 2013, $14 million each year in 2014 through 2017 and $83 million thereafter.

LNG Purchase Agreements

At June 30, 2013, Sempra Natural Gas has various purchase agreements with major international companies for the supply of LNG to the Energía Costa Azul and Cameron terminals. We discuss these agreements further in Note 15 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra Natural Gas’ commitments under all LNG purchase agreements, reflecting changes in forward prices since December 31, 2012 and actual transactions for the first six months of 2013, are expected to decrease by $281 million in 2013, $35 million in 2014, $23 million in 2015, $18 million in 2016 and $10 million in 2017 and increase by $666 million thereafter compared to December 31, 2012.

The LNG commitment amounts above are based on Sempra Natural Gas’ commitment to accept the maximum possible delivery of cargoes under the agreements. Actual LNG purchases for the six months ended June 30, 2013 have been significantly lower than the maximum amounts possible.

Purchased-Power Contracts

SDG&E’s commitments under purchased-power contract commitments have increased by $2.9 billion since December 31, 2012. The increase is primarily due to new contracts associated with renewable energy development projects. Net future payments are therefore expected to increase by $7 million in 2013, $81 million in 2014, $124 million in 2015, $125 million in 2016, $125 million in 2017 and $2.4 billion thereafter compared to December 31, 2012.

Operating Leases

Sempra Renewables entered into a land lease for the Copper Mountain Solar 3 project, which lease expires in 2050. Future payments on the lease are $2 million each year in 2014 through 2017 and $75 million thereafter.

Construction and Development Projects

In the first six months of 2013, significant net increases to contractual commitments at SoCalGas were $28 million primarily for the Pipeline Safety Enhancement Program. The future payments under these contractual commitments are expected to be $26 million in 2013 and $2 million in 2014.

In the first six months of 2013, significant net increases to contractual commitments at Sempra Mexico were $374 million for contracts related to the construction of an approximately 500-mile natural gas transport pipeline network and $144 million for the Energía Sierra Juárez wind project. The future payments under these contractual commitments are expected to be $101 million in 2013, $303 million in 2014 and $114 million in 2015.

In the first six months of 2013, significant net increases to contractual commitments at Sempra Renewables were $42 million for the construction of Copper Mountain Solar 3 facilities. The future payments under this contractual commitment are expected to be $41 million in 2013 and $1 million in 2014.

Guarantees

In the first six months of 2013, Sempra Renewables provided additional guarantees to certain wind farm joint ventures aggregating a maximum of $170 million with an associated aggregated carrying value of $14 million for debt service and operation of the wind farms, as we discuss in Note 6.

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

3.
Sempra South American Utilities operates electric transmission and distribution utilities in Chile and Peru. In June 2013, we sold our interests in two Argentine utilities, which we discuss further in Note 4 above.

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

During the fourth quarter of 2012, Sempra Mexico initiated a public debt offering process through one of its subsidiaries. We discuss this debt issuance, which occurred on February 14, 2013, in Note 6. The subsidiary issuing the debt, now IEnova, was previously included in Parent and Other. As a result of our anticipated debt issuance, we revised the manner in which we make resource allocation decisions to our Sempra Mexico segment and assess its performance. As a result, we have reclassified certain amounts from Parent and Other, which contains interest and other corporate costs and certain holding company activities, to our Sempra Mexico segment. Earnings reclassified as a result of the restatement were $4 million in the three months ended June 30, 2012, and, net of losses reclassified in the first quarter of 2012, there was no net effect for the six months ended June 30, 2012. In accordance with U.S. GAAP, the historical segment disclosures have been restated to be consistent with the current presentation.

The following tables show selected information by segment from our Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets. Amounts labeled as “All other” in the following tables consist primarily of parent organizations.

SEGMENT INFORMATION
(Dollars in millions)
	Three months ended June 30,						Six months ended June 30,
	2013			2012			2013		2012
REVENUES
SDG&E		$1,064	40%		$780	37%	$2,003	38%		$1,614	36%
SoCalGas		904	34		720	34	1,887	36		1,600	36
Sempra South American Utilities		371	14		348	17	755	14		705	16
Sempra Mexico		163	6		118	6	331	6		254	6
Sempra Renewables		30	1		14	1	51	1		22	―
Sempra Natural Gas		218	8		198	9	471	9		467	10
Adjustments and eliminations		(2)	―		(1)	―	(2)	―		(2)	―
Intersegment revenues(1)		(97)	(3)		(88)	(4)	(195)	(4)		(188)	(4)
Total		$2,651	100%		$2,089	100%	$5,301	100%		$4,472	100%
INTEREST EXPENSE
SDG&E		$49			$39		$97			$75
SoCalGas		18			17		35			34
Sempra South American Utilities		5			6		12			16
Sempra Mexico		3			―		5			3
Sempra Renewables		9			3		17			7
Sempra Natural Gas		23			26		46			46
All other		59			65		122			123
Intercompany eliminations		(28)			(43)		(58)			(78)
Total		$138			$113		$276			$226
INTEREST INCOME
SDG&E	$	―		$	―		$1		$	―
Sempra South American Utilities		3			4		8			8
Sempra Mexico		―			1		1			1
Sempra Renewables		4			1		7			1
Sempra Natural Gas		20			15		31			26
All other		―			(2)		(1)			(1)
Intercompany eliminations		(23)			(15)		(37)			(26)
Total		$4			$4		$10			$9
DEPRECIATION AND AMORTIZATION
SDG&E		$107	43%		$119	45%	$241	44%		$231	44%
SoCalGas		80	33		90	34	180	33		177	34
Sempra South American Utilities		15	6		14	5	30	6		27	5
Sempra Mexico		15	6		15	6	31	6		31	6
Sempra Renewables		7	3		3	1	15	3		6	1
Sempra Natural Gas		20	8		22	8	40	7		45	9
All other		3	1		3	1	5	1		6	1
Total		$247	100%		$266	100%	$542	100%		$523	100%
INCOME TAX EXPENSE (BENEFIT)
SDG&E		$12			$53		$63			$113
SoCalGas		45			28		69			68
Sempra South American Utilities		17			17		34			30
Sempra Mexico		2			(5)		28			30
Sempra Renewables		(9)			(18)		(17)			(35)
Sempra Natural Gas		6			(128)		39			(126)
All other		(41)			(65)		(6)			(81)
Total		$32			$(118)		$210			$(1)

SEGMENT INFORMATION (Continued)
(Dollars in millions)
	Three months ended June 30,					Six months ended June 30,
	2013		2012			2013		2012
EQUITY EARNINGS (LOSSES)
Earnings (losses) recorded before tax:
Sempra Renewables	$(3)			$(2)		$(2)			$(1)
Sempra Natural Gas	11			(290)		20			(279)
All other	―			(1)		―			(1)
Total	$8			$(293)		$18			$(281)
Earnings (losses) recorded net of tax:
Sempra South American Utilities	$(7)		$	―		$(14)		$	―
Sempra Mexico	8			8		19			19
Total	$1			$8		$5			$19
EARNINGS (LOSSES)
SDG&E(2)	$65	26%		$95	153%	$156	37%		$200	67%
SoCalGas(2)	118	48		53	85	164	39		119	40
Sempra South American Utilities	34	14		38	61	71	17		78	26
Sempra Mexico	26	11		47	76	57	13		80	27
Sempra Renewables	15	6		24	39	19	4		34	11
Sempra Natural Gas	9	4		(193)	(311)	62	15		(192)	(64)
All other	(22)	(9)		(2)	(3)	(106)	(25)		(21)	(7)
Total	$245	100%		$62	100%	$423	100%		$298	100%
						Six months ended June 30,
						2013		2012
EXPENDITURES FOR PROPERTY PLANT & EQUIPMENT
SDG&E						$446	40%		$729	48%
SoCalGas						340	30		316	21
Sempra South American Utilities						66	6		58	4
Sempra Mexico						161	14		9	1
Sempra Renewables						61	5		351	23
Sempra Natural Gas						55	5		51	3
All other						1	―		3	―
Total						$1,130	100%		$1,517	100%
						June 30, 2013		December 31, 2012
ASSETS
SDG&E						$14,896	40%		$14,744	40%
SoCalGas						9,361	25		9,071	25
Sempra South American Utilities						3,421	9		3,310	9
Sempra Mexico						3,264	9		2,591	7
Sempra Renewables						2,464	7		2,439	7
Sempra Natural Gas						6,337	17		5,145	14
All other						605	2		818	2
Intersegment receivables						(3,328)	(9)		(1,619)	(4)
Total						$37,020	100%		$36,499	100%
INVESTMENTS IN EQUITY METHOD INVESTEES
Sempra South American Utilities						$(3)		$	―
Sempra Mexico						359			340
Sempra Renewables						605			592
Sempra Natural Gas						339			361
All other						76			134
Total						$1,376			$1,427
(1)		Revenues for reportable segments include intersegment revenues of:

$2 million, $16 million, $23 million and $56 million for the three months ended June 30, 2013; $4 million, $31 million, $45 million and $115 million for the six months ended June 30, 2013; $1 million, $16 million, $37 million and $34 million for the three months ended June 30, 2012; and $3 million, $31 million, $83 million and $71 million for the six months ended June 30, 2012 for SDG&E, SoCalGas, Sempra Mexico and Sempra Natural Gas, respectively.

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

In the first quarter of 2013, a Sempra Energy subsidiary, Infraestructura Energética Nova, S.A.B. de C.V. (IEnova), completed a private offering in the U.S. and outside of Mexico and concurrent public offering in Mexico of common stock. IEnova is a separate legal entity, formerly known as Sempra México, S.A. de C.V., comprised primarily of Sempra Energy’s operations in Mexico. IEnova is included within our Sempra Mexico reportable segment, but is not the same in its entirety as the reportable segment. In addition to the IEnova operating companies, the Sempra Mexico segment includes, among other things, certain holding companies and risk management activity. Also, IEnova’s financial results are reported in Mexico under International Financial Reporting Standards (IFRS), as required by the Mexican Stock Exchange (the Bolsa Mexicana de Valores, S.A.B. de C.V.) where the new shares are now traded under the symbol IENOVA. We discuss the offerings and IEnova further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

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

Our earnings increased by $183 million to $245 million in the three months ended June 30, 2013, and by $125 million to $423 million in the six months ended June 30, 2013. Diluted earnings per share for the three-month period increased by $0.73 per share to $0.98 per share, while diluted earnings per share for the six-month period increased by $0.49 per share to $1.70 per share.

The increases in our earnings and diluted earnings per share for the three-month period were primarily due to:

▪
a $179 million noncash impairment charge in 2012 to write down our investment in the joint venture, Rockies Express Pipeline, LLC (Rockies Express), that operates the Rockies Express natural gas pipeline;

▪
$106 million favorable impact on the California Utilities’ 2013 earnings from the retroactive impact for 2012 and the first quarter of 2013 of the 2012 General Rate Case (GRC), for which a final decision by the California Public Utilities Commission (CPUC) was issued in the second quarter of 2013;

▪	$18 million higher earnings at Sempra Natural Gas primarily from LNG and gas storage operations;

▪	$15 million higher earnings at SDG&E from electric transmission, including Sunrise Powerlink, and CPUC base operations; and

▪	$13 million higher operating margin and recovered costs at SoCalGas as a result of the 2012 GRC; offset by

▪
$119 million charge for loss from plant closure associated with SDG&E’s investment in the San Onofre Nuclear Generating Station (SONGS) nuclear facility, as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$54 million income tax benefit in 2012 primarily associated with our decision to hold life insurance contracts kept in support of certain benefit plans to term.

The increases in our earnings and diluted earnings per share for the six-month period were primarily due to:

▪	the $179 million noncash impairment charge to write down our investment in Rockies Express in 2012;

▪	$77 million favorable impact on the California Utilities’ 2013 earnings from the retroactive impact for 2012 of the 2012 GRC final decision;

▪	a $44 million gain on the sale of one 625-megawatt (MW) block of Sempra Natural Gas’ 1,250-MW Mesquite Power natural gas-fired power plant in the first quarter of 2013;

▪	$26 million higher earnings at Sempra Natural Gas primarily from LNG and gas storage operations;

▪	$21 million higher earnings at SDG&E from electric transmission, including Sunrise Powerlink, and CPUC base operations; and

▪	$11 million higher operating margin and recovered costs at SoCalGas as a result of the 2012 GRC; offset by

▪	$119 million SONGS plant closure loss in the second quarter of 2013;

▪	a $63 million income tax expense in the first quarter of 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings; and

▪	a $54 million income tax benefit in 2012 primarily associated with our decision to hold life insurance contracts kept in support of certain benefit plans to term.

The following table shows our earnings (losses) by segment, which we discuss below in “Segment Results.”

SEMPRA ENERGY EARNINGS (LOSSES) BY SEGMENT
(Dollars in millions)
	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
California Utilities:
SDG&E(1)	$65	26%	$95	153%	$156	37%	$200	67%
SoCalGas(1)	118	48	53	85	164	39	119	40
Sempra International:
Sempra South American Utilities	34	14	38	61	71	17	78	26
Sempra Mexico	26	11	47	76	57	13	80	27
Sempra U.S. Gas & Power:
Sempra Renewables	15	6	24	39	19	4	34	11
Sempra Natural Gas	9	4	(193)	(311)	62	15	(192)	(64)
Parent and other(2)	(22)	(9)	(2)	(3)	(106)	(25)	(21)	(7)
Earnings	$245	100%	$62	100%	$423	100%	$298	100%
(1)		After preferred dividends.
(2)
Includes after-tax interest expense ($35 million and $39 million for the three months ended June 30, 2013 and 2012, respectively, and $73 million in each of the six months ended June 30, 2013 and 2012, respectively), intercompany eliminations recorded in consolidation and certain corporate costs.

SEGMENT RESULTS

The following section is a discussion of earnings (losses) by Sempra Energy segment, as presented in the table above. Variance amounts are the after-tax earnings impact (based on applicable statutory tax rates), unless otherwise noted.

EARNINGS BY SEGMENT – CALIFORNIA UTILITIES
(Dollars in millions)

SDG&E

Our SDG&E segment recorded earnings of:

▪	$65 million in the three months ended June 30, 2013 ($66 million before preferred dividends)

▪	$95 million in the three months ended June 30, 2012 ($96 million before preferred dividends)

▪	$156 million for the first six months of 2013 ($158 million before preferred dividends)

▪	$200 million for the first six months of 2012 ($202 million before preferred dividends)

The decrease of $30 million (32%) in the three months ended June 30, 2013 was primarily due to:

▪	$119 million loss due to the early retirement of SONGS;

▪	$6 million for the recovery in 2012 of incremental costs incurred in prior years for the long-term storage of spent nuclear fuel;

▪	$5 million higher interest expense;

▪	$4 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013; and

▪	$2 million loss of revenue from SONGS in the second quarter of 2013 due to the early closure of the plant; offset by

▪	$69 million favorable impact from the retroactive application for 2012 ($52 million) and the first quarter of 2013 ($17 million) of the final decision in the 2012 GRC;

▪	$18 million favorable impact from a lower effective tax rate in 2013 due to:

o
$11 million benefit primarily from a favorable change, not made until the third quarter of last year, in the income tax treatment of certain repairs expenditures for electric transmission and distribution assets that are capitalized for financial statement purposes, and higher deductions for self-developed software expenditures, as we discuss below in “Income Taxes,” and

o
$7 million higher tax expense in 2012 due to the timing of the recognition of certain income tax benefits during interim periods using a forecasted effective tax rate as required by U.S. GAAP, as we discuss below in “Income Taxes;”

▪	$9 million higher CPUC base operating margin and electric transmission margin (excluding Sunrise Powerlink); and

▪	$6 million higher earnings related to Sunrise Powerlink.

The decrease of $44 million (22%) in the first six months of 2013 was primarily due to:

▪	$119 million loss due to the early retirement of SONGS;

▪	$12 million higher interest expense;

▪	$9 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013;

▪	$6 million for the recovery in 2012 of incremental costs incurred in prior years for the long-term storage of spent nuclear fuel; and

▪	$2 million loss of revenue from SONGS in the second quarter of 2013 due to the early closure of the plant; offset by

▪	$52 million favorable impact from the retroactive application for 2012 of the final decision in the 2012 GRC;

▪	$26 million favorable impact from a lower effective tax rate in 2013 due to:

o
$15 million higher tax expense in 2012 due to the timing of the recognition of certain income tax benefits during interim periods using a forecasted effective tax rate as required by U.S. GAAP, as we discuss below in “Income Taxes,” and

o
$11 million benefit primarily from a favorable change, not made until the third quarter of last year, in the income tax treatment of certain repairs expenditures for electric transmission and distribution assets that are capitalized for financial statement purposes, and higher deductions for self-developed software expenditures; as we discuss below in “Income Taxes;”

▪	$11 million higher earnings related to Sunrise Powerlink; and

▪	$10 million higher margins from electric transmission (excluding Sunrise Powerlink) and base CPUC operations.

SoCalGas

Our SoCalGas segment recorded earnings of:

▪	$118 million in the three months ended June 30, 2013 ($119 million before preferred dividends)

▪	$53 million in the three months ended June 30, 2012 ($54 million before preferred dividends)

▪	$164 million for the first six months of 2013 ($165 million before preferred dividends)

▪	$119 million for the first six months of 2012 ($120 million before preferred dividends)

The increase of $65 million (123%) in the three months ended June 30, 2013 was primarily due to:

▪	$37 million favorable impact from the retroactive application for 2012 ($25 million) and the first quarter of 2013 ($12 million) of the final decision in the 2012 GRC;

▪
$15 million reduction in 2013 income tax expense primarily due to a change made in the fourth quarter of 2012 in the income tax treatment of certain repairs expenditures for gas transmission and distribution assets that are capitalized for financial statement purposes, as we discuss below in “Income Taxes;”

▪	$9 million higher CPUC base operating margin as a result of the final GRC decision; and

▪	$4 million due to expensing of costs associated with the transmission integrity management program in 2012 now fully recovered (balanced) in revenues pursuant to the 2012 GRC.

The increase of $45 million (38%) in the first six months of 2013 was primarily due to:

▪	$25 million favorable impact from the retroactive application for 2012 of the final decision in the 2012 GRC;

▪
$19 million reduction in 2013 income tax expense primarily due to a change made in the fourth quarter of 2012 in the income tax treatment of certain repairs expenditures for gas transmission and distribution assets that are capitalized for financial statement purposes, as we discuss below in “Income Taxes;”

▪	$6 million due to expensing of costs associated with the transmission integrity management program in 2012 now fully recovered (balanced) in revenues pursuant to the 2012 GRC; and

▪	$5 million higher CPUC base operating margin as a result of the final GRC decision; offset by

▪	$7 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013; and

▪	$4 million regulatory award in 2012.

EARNINGS BY SEGMENT – SEMPRA INTERNATIONAL
(Dollars in millions)

Sempra South American Utilities

Our Sempra South American Utilities segment recorded earnings of:

▪	$34 million in the three months ended June 30, 2013

▪	$38 million in the three months ended June 30, 2012

▪	$71 million for the first six months of 2013

▪	$78 million for the first six months of 2012

The decrease of $4 million (11%) in the three months ended June 30, 2013 was primarily due to:

▪
$4 million loss from the June 2013 sale of our investment in two Argentine natural gas utility holding companies, as we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$3 million equity losses from our joint venture in Chile in 2013 resulting from a forward exchange contract to manage foreign currency exchange rate risk.

The decrease of $7 million (9%) in the first six months of 2013 was primarily due to:

▪
$11 million equity losses related to our investments in two Argentine natural gas utility holding companies, including $7 million noncash impairment charge in the first quarter of 2013 and $4 million loss from the sale of the investments in the second quarter of 2013; and

▪	$3 million equity losses from our joint venture in Chile in 2013 resulting from a forward exchange contract to manage foreign currency exchange rate risk; offset by

▪	$4 million lower interest expense; and

▪	$3 million higher earnings from operations in 2013.

Sempra Mexico

Our Sempra Mexico segment recorded earnings of:

▪	$26 million in the three months ended June 30, 2013

▪	$47 million in the three months ended June 30, 2012

▪	$57 million for the first six months of 2013

▪	$80 million for the first six months of 2012

The decrease of $21 million (45%) in the three months ended June 30, 2013 was primarily due to:

▪	$10 million lower income tax benefits primarily related to Mexican currency and inflation adjustments;

▪	$8 million earnings attributable to noncontrolling interests at IEnova; and

▪	$4 million lower earnings from operations primarily due to scheduled plant maintenance at our Mexicali power plant in 2013.

The decrease of $23 million (29%) in the first six months of 2013 was primarily due to:

▪	$9 million earnings attributable to noncontrolling interests at IEnova;

▪	$8 million higher income tax expense primarily related to Mexican currency and inflation adjustments; and

▪
$5 million lower earnings from operations mainly due to scheduled plant maintenance at our Mexicali power plant in 2013, and ongoing administrative expenses related to the new IEnova public company structure.

EARNINGS (LOSSES) BY SEGMENT – SEMPRA U.S. GAS & POWER
(Dollars in millions)

Sempra Renewables

Our Sempra Renewables segment recorded earnings of:

▪	$15 million in the three months ended June 30, 2013

▪	$24 million in the three months ended June 30, 2012

▪	$19 million for the first six months of 2013

▪	$34 million for the first six months of 2012

The decrease of $9 million (38%) in the three months ended June 30, 2013 was primarily due to:

▪	$16 million lower deferred income tax benefits as a result of solar and wind generating assets placed in service in 2012; offset by

▪	$3 million higher earnings from interest rate hedges associated with our solar assets; and

▪	$2 million higher earnings attributable to our wind assets.

The decrease of $15 million (44%) in the first six months of 2013 was primarily due to:

▪
$28 million lower deferred income tax benefits, including $5 million decrease from Treasury Grant sequestration in 2013, as a result of solar and wind generating assets placed in service in 2012; offset by

▪	$8 million higher earnings attributable to our wind assets.

Sempra Natural Gas

Our Sempra Natural Gas segment recorded earnings (losses) of:

▪	$9 million in the three months ended June 30, 2013

▪	$(193) million in the three months ended June 30, 2012

▪	$62 million for the first six months of 2013

▪	$(192) million for the first six months of 2012

The increase of $202 million in the three months ended June 30, 2013 was primarily due to:

▪	$179 million write-down of our investment in Rockies Express in 2012;

▪	$11 million higher earnings from LNG operations, primarily from the impact of higher natural gas prices on marketing operations in 2013;

▪	$7 million higher earnings primarily from mark-to market gains in 2013 from gas storage operations driven by changes in gas prices; and

▪	$5 million lower operating costs at the Mesquite Power plant due to the sale of one block of the plant in the first quarter of 2013.

The increase of $254 million in the first six months of 2013 was primarily due to:

▪	$179 million write-down of our investment in Rockies Express in 2012;

▪	$44 million gain in 2013 on the sale of a 625-MW block of its Mesquite Power plant, net of related expenses;

▪	$18 million higher earnings from LNG operations, primarily due to the timing of cargos and impact of higher natural gas prices on marketing operations;

▪	$8 million higher earnings primarily from mark-to market gains in 2013 from gas storage operations driven by changes in gas prices; and

▪	$5 million lower operating costs at the Mesquite Power plant due to the sale of one block of the plant in the first quarter of 2013.

Parent and Other

Losses for Parent and Other were

▪	$22 million in the three months ended June 30, 2013

▪	$2 million in the three months ended June 30, 2012

▪	$106 million for the first six months of 2013

▪	$21 million for the first six months of 2012

The increase in losses of $20 million in the three months ended June 30, 2013 was primarily due to:

▪
$54 million income tax benefit in 2012 primarily associated with our decision to hold life insurance contracts kept in support of certain benefit plans to term, as we discuss below in “Income Taxes;” and

▪	$14 million higher net interest expense; offset by

▪	$27 million higher income tax benefits, excluding the $54 million income tax benefit discussed above; and

▪
$19 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans, net of the increase in deferred compensation liability associated with the investments.

 The increase in losses of $85 million in the first six months of 2013 was primarily due to:

▪	$63 million income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings;

▪	$54 million income tax benefit in 2012 primarily associated with our decision to hold life insurance contracts kept in support of certain benefit plans to term; and

▪	$21 million higher net interest expense; offset by

▪	$26 million higher income tax benefits, excluding the $54 million income tax benefit discussed above;

▪
$11 million higher investment gains on dedicated assets in support of our executive retirement and deferred compensation plans, net of the increase in deferred compensation liability associated with the investments; and

▪	$6 million lower retained operating costs.

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

The table below summarizes revenues and cost of sales for our utilities, net of intercompany activity:

UTILITIES REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Electric revenues:
SDG&E	$943	$680	$1,715	$1,351
Sempra South American Utilities	340	324	700	662
Eliminations and adjustments	(3)	(3)	(4)	(4)
Total	1,280	1,001	2,411	2,009
Natural gas revenues:
SoCalGas	904	720	1,887	1,600
SDG&E	121	100	288	263
Sempra Mexico	24	15	51	38
Sempra Natural Gas	20	18	62	50
Eliminations and adjustments	(17)	(16)	(33)	(31)
Total	1,052	837	2,255	1,920
Total utilities revenues	$2,332	$1,838	$4,666	$3,929
Cost of electric fuel and purchased power:
SDG&E	$252	$140	$461	$303
Sempra South American Utilities	225	210	463	435
Eliminations and adjustments	―	(1)	―	(1)
Total	$477	$349	$924	$737
Cost of natural gas:
SoCalGas	$303	$179	$757	$528
SDG&E	45	34	121	101
Sempra Mexico	16	9	32	22
Sempra Natural Gas	6	5	20	12
Eliminations and adjustments	(5)	(6)	(9)	(11)
Total	$365	$221	$921	$652

Sempra Energy Consolidated

Electric Revenues

During the three months ended June 30, 2013, our electric revenues increased by $279 million (28%) to $1.3 billion primarily due to:

▪	$263 million increase at SDG&E, including:

▪	$112 million increase in cost of electric fuel and purchased power,

▪	$78 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through March 2013,

▪	$67 million higher authorized revenues from electric transmission, and

▪
$25 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue, offset by

▪	$7 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013, and

▪	$6 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; and

▪	$16 million increase at our South American utilities primarily due to higher volumes at both Luz del Sur and Chilquinta Energía.

During the six months ended June 30, 2013, our electric revenues increased by $402 million (20%) to $2.4 billion primarily due to:

▪	$364 million increase at SDG&E, including:

▪	$158 million increase in cost of electric fuel and purchased power,

▪	$135 million higher authorized revenues from electric transmission,

▪	$61 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012, and

▪
$42 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue, offset by

▪	$14 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013, and

▪	$11 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses; and

▪	$38 million increase at our South American utilities primarily due to higher volumes and foreign currency exchange rate effects at both Luz del Sur and Chilquinta Energía.

Our utilities’ cost of electric fuel and purchased power increased by $128 million (37%) to $477 million in the three months ended June 30, 2013 primarily due to:

▪	$112 million increase at SDG&E, including:

▪	$18 million increase in the cost of power purchased to replace power scheduled to be generated and delivered to SDG&E from SONGS, and

▪	$94 million due to the incremental cost and purchases of renewable energy, and increased cost of other purchased power primarily due to higher power prices; and

▪	$15 million increase at our South American utilities driven primarily by higher volumes at both Luz del Sur and Chilquinta Energía.

Our utilities’ cost of electric fuel and purchased power increased by $187 million (25%) to $924 million in the six months ended June 30, 2013 primarily due to:

▪	$158 million increase at SDG&E, including:

▪	$48 million increase in the cost of power purchased to replace power scheduled to be generated and delivered to SDG&E from SONGS, and

▪	$110 million due to the incremental cost and purchases of renewable energy, and increased cost of other purchased power primarily due to higher power prices; and

▪	$28 million increase at our South American utilities driven primarily by higher volumes and foreign currency exchange rate effects at both Luz del Sur and Chilquinta Energía.

We discuss the changes in electric revenues and the cost of electric fuel and purchased power for SDG&E in more detail below.

Natural Gas Revenues

During the three months ended June 30, 2013, Sempra Energy’s natural gas revenues increased by $215 million (26%) to $1.1 billion, and the cost of natural gas increased by $144 million (65%) to $365 million. The increase in natural gas revenues included

▪	an increase in cost of natural gas sold at both SoCalGas and SDG&E, as we discuss below;

▪	$53 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through March 2013; and

▪
increases of $13 million and $5 million at SoCalGas and SDG&E, respectively, primarily due to higher authorized revenues in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue.

During the six months ended June 30, 2013, Sempra Energy’s natural gas revenues increased by $335 million (17%) to $2.3 billion, and the cost of natural gas increased by $269 million (41%) to $921 million. The increase in natural gas revenues included

▪	an increase in cost of natural gas sold at both SoCalGas and SDG&E, as we discuss below;

▪	$30 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012; and

▪
increases of $29 million and $12 million at SoCalGas and SDG&E, respectively, primarily due to higher authorized revenues in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue.

We discuss the changes in natural gas revenues and the cost of natural gas individually for SDG&E and SoCalGas below.

SDG&E: Electric Revenues and Cost of Electric Fuel and Purchased Power

The table below shows electric revenues for SDG&E for the six-month periods ended June 30, 2013 and 2012. Because the cost of electricity is substantially recovered in rates, changes in the cost are reflected in the changes in revenues.

SDG&E
ELECTRIC DISTRIBUTION AND TRANSMISSION
(Volumes in millions of kilowatt-hours, dollars in millions)
	Six months ended June 30, 2013		Six months ended June 30, 2012
Customer class	Volumes	Revenue	Volumes	Revenue
Residential	3,595	$589	3,578	$552
Commercial	3,239	492	3,302	455
Industrial	939	117	986	112
Direct access	1,594	65	1,572	68
Street and highway lighting	43	6	50	6
	9,410	1,269	9,488	1,193
CAISO shared transmission revenue - net(1)		115		34
Other revenues		88		47
Balancing accounts		243		77
Total(2)		$1,715		$1,351
(1)		California Independent System Operator.
(2)		Includes sales to affiliates of $4 million in 2013 and $3 million in 2012.

During the three months ended June 30, 2013, SDG&E’s electric revenues increased by $263 million (39%) to $943 million primarily due to:

▪	$112 million increase in cost of electric fuel and purchased power including:

▪	$18 million increase in the cost of power purchased to replace power scheduled to be generated and delivered to SDG&E from SONGS, and

▪	$94 million due to the incremental cost and purchases of renewable energy, and increased cost of other purchased power primarily due to higher power prices;

▪	$78 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through March 2013;

▪	$67 million higher authorized revenues from electric transmission including:

▪	$41 million from placing the Sunrise Powerlink transmission line in service in June 2012, and

▪	$26 million from increased investment in other transmission assets; and

▪
$25 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SDG&E’s 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue; offset by

▪	$7 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013; and

▪	$6 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses.

During the six months ended June 30, 2013, electric revenues increased by $364 million (27%) to $1.7 billion at SDG&E, primarily due to:

▪	$158 million increase in cost of electric fuel and purchased power including:

▪	$48 million increase in the cost of power purchased to replace power scheduled to be generated and delivered to SDG&E from SONGS, and

▪	$110 million due to the incremental cost and purchases of renewable energy, and increased cost of other purchased power primarily due to higher power prices;

▪	$135 million higher authorized revenues from electric transmission including:

▪	$86 million from placing the Sunrise Powerlink transmission line in service in June 2012, and

▪	$49 million from increased investment in other transmission assets;

▪	$61 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012; and

▪
$42 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SDG&E’s 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue; offset by

▪	$14 million lower CPUC-authorized rate of return established in the CPUC cost of capital proceeding effective as of January 1, 2013; and

▪	$11 million lower recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses.

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

SDG&E and SoCalGas: Natural Gas Revenues and Cost of Natural Gas

The tables below show natural gas revenues for SDG&E and SoCalGas for the six-month periods ended June 30, 2013 and 2012. Because the cost of natural gas is recovered in rates, changes in the cost are reflected in the changes in revenues. In addition to the change in market prices, natural gas revenues recorded during a period are impacted by the difference between customer billings and recorded or CPUC-authorized costs.  These differences are required to be balanced over time, resulting in over- and undercollected regulatory balancing accounts. We discuss balancing accounts and their effects further in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation			Total
Customer class	Volumes	Revenue	Volumes	Revenue		Volumes	Revenue
Six months ended June 30, 2013:
Residential	19	$198	―		$1	19	$199
Commercial and industrial	8	54	5		6	13	60
Electric generation plants	―	―	12		7	12	7
	27	$252	17		$14	44	266
Other revenues							20
Balancing accounts							2
Total(1)							$288
Six months ended June 30, 2012:
Residential	20	$171	―	$	―	20	$171
Commercial and industrial	9	43	4		5	13	48
Electric generation plants	―	―	17		5	17	5
	29	$214	21		$10	50	224
Other revenues							20
Balancing accounts							19
Total(1)							$263
(1)		Includes sales to affiliates of $1 million in both 2013 and 2012.

During the three months ended June 30, 2013, SDG&E’s natural gas revenues increased by $21 million (21%) to $121 million, and the cost of natural gas sold increased by $11 million (32%) to $45 million. The increase in revenues was primarily due to:

▪	higher cost of natural gas sold, as we discuss below;

▪	$12 million from the retroactive application of the 2012 GRC decision for the period from January 2012 through March 2013; and

▪
$5 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SDG&E’s 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue.

SDG&E’s average cost of natural gas for the three months ended June 30, 2013 was $4.67 per thousand cubic feet (Mcf) compared to $3.11 per Mcf for the corresponding period in 2012, a 50-percent increase of $1.56 per Mcf, resulting in higher revenues and cost of $15 million. The increase in the cost of natural gas sold was offset by lower sales volumes, which resulted in lower revenues and cost of $4 million.

During the six months ended June 30, 2013, SDG&E’s natural gas revenues increased by $25 million (10%) to $288 million, and the cost of natural gas increased by $20 million (20%) to $121 million. The increase in revenues was primarily due to:

▪	higher cost of natural gas sold, as we discuss below;

▪
$12 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SDG&E’s 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue; and

▪	$5 million from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012.

For the first six months of 2013, SDG&E’s average cost of natural gas was $4.36 per Mcf compared to $3.60 per Mcf for the corresponding period in 2012, a 21-percent increase of $0.76 per Mcf, resulting in higher revenues and cost of $21 million.

SOCALGAS
NATURAL GAS SALES AND TRANSPORTATION
(Volumes in billion cubic feet, dollars in millions)
	Natural Gas Sales		Transportation		Total
Customer class	Volumes	Revenue	Volumes	Revenue	Volumes	Revenue
Six months ended June 30, 2013:
Residential	134	$1,208	1	$4	135	$1,212
Commercial and industrial	53	364	143	119	196	483
Electric generation plants	―	―	85	19	85	19
Wholesale	―	―	84	13	84	13
	187	$1,572	313	$155	500	1,727
Other revenues						45
Balancing accounts						115
Total(1)						$1,887
Six months ended June 30, 2012:
Residential	134	$1,071	1	$4	135	$1,075
Commercial and industrial	54	316	139	123	193	439
Electric generation plants	―	―	97	19	97	19
Wholesale	―	―	87	12	87	12
	188	$1,387	324	$158	512	1,545
Other revenues						49
Balancing accounts						6
Total(1)						$1,600
(1)		Includes sales to affiliates of $31 million in both 2013 and 2012.

During the three months ended June 30, 2013, SoCalGas’ natural gas revenues increased by $184 million (26%) to $904 million, and the cost of natural gas sold increased by $124 million (69%) to $303 million. The revenue increase included

▪	an increase in cost of natural gas sold, as we discuss below;

▪	$41 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through March 2013; and

▪
$13 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SoCalGas’ 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue.

SoCalGas’ average cost of natural gas for the three months ended June 30, 2013 was $4.68 per Mcf compared to $2.52 per Mcf for the corresponding period in 2012, an 86-percent increase of $2.16 per Mcf, resulting in higher revenues and cost of $140 million. The increase in the cost of natural gas sold was offset by lower sales volumes, which resulted in lower revenues and cost of $16 million.

During the six months ended June 30, 2013, SoCalGas’ natural gas revenues increased by $287 million (18%) to $1.9 billion, and the cost of natural gas increased by $229 million (43%) to $757 million. The revenue increase included

▪	an increase in cost of natural gas sold, as we discuss below;

▪
$29 million increase primarily due to higher authorized revenue in the 2012 GRC decision and 2013 attrition. Due to the delay in the issuance of the 2012 GRC decision by the CPUC, SoCalGas’ 2012 authorized revenue was essentially unchanged from the 2011 authorized revenue;

▪	$25 million favorable impact from the retroactive application of the 2012 GRC decision for the period from January 2012 through December 2012; and

▪	$13 million higher recovery of costs associated with CPUC-authorized refundable programs, which revenues are fully offset in operation and maintenance expenses.

For the first six months of 2013, SoCalGas’ average cost of natural gas was $4.04 per Mcf compared to $2.80 per Mcf for the corresponding period in 2012, a 44-percent increase of $1.24 per Mcf, resulting in higher revenues and cost of $232 million. The increase in the cost of natural gas sold was offset by lower sales volumes, which resulted in lower revenues and cost of $3 million.

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

The table below summarizes natural gas and electric revenues for our utilities outside of California for the six-month periods ended June 30, 2013 and 2012:

OTHER UTILITIES
NATURAL GAS AND ELECTRIC REVENUES
(Dollars in millions)
	Six months ended June 30, 2013		Six months ended June 30, 2012
	Volumes	Revenue	Volumes	Revenue
Natural Gas Sales (billion cubic feet):
Sempra Mexico — Ecogas	12	$51	12	$38
Sempra Natural Gas:
Mobile Gas	21	50	22	48
Willmut Gas(1)	2	12	1	2
Total	35	$113	35	$88

Electric Sales (million kilowatt hours):
Sempra South American Utilities:
Luz del Sur	3,488	$397	3,359	$373
Chilquinta Energía	1,450	274	1,383	263
	4,938	671	4,742	636
Other service revenues		29		26
Total		$700		$662
(1) We acquired Willmut Gas in May 2012.

Energy-Related Businesses: Revenues and Cost of Sales

The table below shows revenues and cost of sales for our energy-related businesses.

ENERGY-RELATED BUSINESSES: REVENUES AND COST OF SALES
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Energy-related businesses revenues:
Sempra South American Utilities	$31	$24	$55	$43
Sempra Mexico	139	103	280	216
Sempra Renewables	30	14	51	22
Sempra Natural Gas	198	180	409	417
Intersegment revenues, adjustments and eliminations(1)	(79)	(70)	(160)	(155)
Total energy-related businesses revenues	$319	$251	$635	$543
Cost of natural gas, electric fuel and purchased power(2):
Sempra Mexico	$58	$32	$117	$73
Sempra Renewables	1	(1)	3	―
Sempra Natural Gas	114	118	244	289
Adjustments and eliminations(1)	(79)	(68)	(159)	(152)
Total cost of natural gas, electric fuel
and purchased power	$94	$81	$205	$210
Other cost of sales(2):
Sempra South American Utilities	$21	$18	$40	$28
Sempra Mexico	6	1	15	2
Sempra Natural Gas	24	22	47	44
Adjustments and eliminations(1)	(2)	―	(5)	―
Total other cost of sales	$49	$41	$97	$74
(1)	Includes eliminations of intercompany activity.
(2)	Excludes depreciation and amortization, which are shown separately on the Condensed Consolidated Statements of Operations.

During the three months ended June 30, 2013, revenues from our energy-related businesses increased by $68 million (27%) to $319 million. The increase included

▪	$36 million increase at Sempra Mexico primarily due to higher natural gas and power prices;

▪
$18 million at Sempra Natural Gas due to increased revenues from its LNG operations as a result of higher natural gas prices and mark-to-market gains from gas storage operations driven by changes in gas prices, offset by lower revenues as a result of an energy management agreement (EMA) with Sempra Mexico and lower power production at Mesquite Power, a portion of which was due to the sale of one 625-MW block of the natural gas-fired power plant; and

▪	$16 million increase at Sempra Renewables mainly from revenues generated by our solar assets.

We provide further discussion of the EMA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

During the six months ended June 30, 2013, revenues from our energy-related businesses increased by $92 million (17%) to $635 million. The increase included

▪	$64 million increase at Sempra Mexico primarily due to higher natural gas and power prices; and

▪	$29 million increase at Sempra Renewables mainly from revenues generated by our solar assets; offset by

▪
$8 million decrease at Sempra Natural Gas primarily due to lower revenues as a result of the EMA with Sempra Mexico and lower power production at Mesquite Power, a portion of which was due to the sale of one 625-MW block of the natural gas-fired power plant, offset by increased revenues from its LNG operations as a result of higher natural gas prices.

During the three months ended June 30, 2013, the cost of natural gas, electric fuel and purchased power for our energy-related businesses increased by $13 million (16%) to $94 million. For the six months ended June 30, 2013, the cost of natural gas, electric fuel and purchased power for our energy-related businesses decreased by $5 million (2%) to $205 million. The changes for the three months and six months ended June 30, 2013 included

▪
decreases at Sempra Natural Gas primarily due to lower costs associated with the EMA with Sempra Mexico and lower natural gas costs as a result of lower power production at Mesquite Power, as discussed above, offset by an increase at its LNG operations as a result of higher natural gas prices; offset by

▪	increases at Sempra Mexico primarily due to higher natural gas costs.

Operation and Maintenance

Sempra Energy Consolidated

For the three months ended June 30, 2013, our operation and maintenance expenses increased by $13 million (2%) to $740 million.

Operation and maintenance expenses increased by $66 million (5%) to $1.5 billion for the six months ended June 30, 2013, primarily due to increases at our California Utilities, which we discuss below. The increase was also attributable to $17 million higher expenses at Sempra Mexico mainly due to scheduled plant maintenance at the Mexicali power plant in the second quarter of 2013, and higher administrative expenses from the new IEnova public company structure.

SDG&E

For the three months ended June 30, 2013, SDG&E’s operation and maintenance expenses increased by $14 million (5%) to $289 million primarily due to:

▪	$25 million higher other operation and maintenance costs, including $10 million recovery in 2012 of incremental costs incurred in prior years for the long-term storage of spent nuclear fuel; offset by

▪	$11 million lower expenses incurred for activities and programs that are fully recovered in revenue (recoverable expenses).

For the six months ended June 30, 2013, SDG&E’s operation and maintenance expenses increased by $43 million (8%) to $586 million primarily due to:

▪
$47 million higher other operation and maintenance costs, including $10 million recovery in 2012 of incremental costs incurred in prior years for the long-term storage of spent nuclear fuel, and $5 million increase in liability insurance premiums for wildfire coverage in 2013; and

▪	$15 million higher operation and maintenance expenses at Otay Mesa VIE; offset by

▪	$17 million lower expenses incurred for activities and programs that are fully recovered in revenue (recoverable expenses).

SoCalGas

For the three months ended June 30, 2013, operation and maintenance expenses at SoCalGas decreased by $12 million (4%) to $316 million primarily due to:

▪	$15 million lower other operation and maintenance costs; offset by

▪	$4 million higher expenses incurred for activities and programs that are fully recovered in revenue (recoverable expenses).

For the six months ended June 30, 2013, operation and maintenance expenses at SoCalGas increased by $5 million (1%) to $622 million primarily due to:

▪	$13 million higher expenses incurred for activities and programs that are fully recovered in revenue (recoverable expenses); offset by

▪	$7 million lower other operation and maintenance costs.

Depreciation and Amortization

In the three months ended June 30, 2013, depreciation and amortization decreased by $19 million (7%) to $247 million primarily due to:

▪
extension of the useful lives of depreciable assets as a result of the retroactive impact of the 2012 GRC decision, which reduced depreciation and amortization at SDG&E and SoCalGas by $22 million and $19 million, respectively; offset by

▪	$10 million higher depreciation and amortization at SDG&E mainly from Sunrise Powerlink going into service in June 2012; and

▪	$9 million higher depreciation and amortization at SoCalGas from higher utility plant base.

In the six months ended June 30, 2013, depreciation and amortization increased by $19 million (4%) to $542 million primarily due to:

▪	$28 million higher depreciation and amortization at SDG&E mainly from Sunrise Powerlink going into service in June 2012; and

▪	$18 million higher depreciation and amortization at SoCalGas from higher utility plant base; offset by

▪
extension of the useful lives of depreciable assets as a result of the retroactive impact of the 2012 GRC decision, which reduced depreciation and amortization at SDG&E and SoCalGas by $18 million and $15 million, respectively.

Loss From Plant Closure

SDG&E has a 20-percent ownership interest in San Onofre Nuclear Generating Station (SONGS), a nuclear generating facility near San Clemente, California. SONGS’ Units 2 and 3 have been shut down since early 2012 due to steam generator issues, and, in June 2013, Southern California Edison, the majority owner and operator of SONGS, made a decision to permanently retire these two units. In the second quarter of 2013, SDG&E recorded a pretax charge of $200 million, which represents the portion of SDG&E’s investment in SONGS and associated costs that management estimates may not be recovered in rates based on prior CPUC precedent. We discuss SONGS further in Note 9 of the Notes to Condensed Consolidated Financial Statements herein.

Gain on Sale of Assets

In February 2013, Sempra Natural Gas completed the sale of one 625-MW block of its Mesquite Power natural gas-fired power plant to the Salt River Project Agricultural Improvement and Power District for $371 million, resulting in a pretax gain on sale of the asset of $74 million.

Equity Earnings (Losses), Before Income Tax

In the second quarter of 2012, we recorded a charge of $300 million to write down our investment in Rockies Express Pipeline LLC. We discuss this write-down in Note 4 of the Notes to Condensed Consolidated Financial Statements herein.

Other Income, Net

Sempra Energy Consolidated

For the three months ended June 30, 2013, other income, net, increased by $8 million (44%) to $26 million primarily due to:

▪	$12 million gains from investment activity related to our executive retirement and deferred compensation plans in 2013 compared to $9 million losses in 2012; and

▪	$6 million gains on interest rate and foreign exchange instruments in 2013 compared to $1 million losses in 2012; offset by

▪	$16 million decrease in equity-related allowance for funds used during construction (AFUDC) at SDG&E primarily due to completion of construction on the Sunrise Powerlink project in June 2012.

For the six months ended June 30, 2013, other income, net, decreased by $30 million (32%) to $63 million primarily due to:

▪	$35 million decrease in equity-related AFUDC at SDG&E primarily due to completion of construction on the Sunrise Powerlink project in June 2012; offset by

▪	$12 million higher gains from investment activity related to our executive retirement and deferred compensation plans in 2013.

Income Taxes

The table below shows the income tax expense (benefit) and effective income tax rates for Sempra Energy, SDG&E and SoCalGas.

INCOME TAX EXPENSE (BENEFIT) AND EFFECTIVE INCOME TAX RATES
(Dollars in millions)
	Three months ended June 30,
	2013		2012
		Effective	Income Tax	Effective
	Income Tax	Income	Expense	Income
	Expense	Tax Rate	(Benefit)	Tax Rate
Sempra Energy Consolidated	$32	11%	$(118)	227%
SDG&E	12	14	53	34
SoCalGas	45	27	28	34
	Six months ended June 30,
	2013		2012
		Effective	Income Tax	Effective
	Income Tax	Income	Expense	Income
	Expense	Tax Rate	(Benefit)	Tax Rate
Sempra Energy Consolidated	$210	32%	$(1)	―	%
SDG&E	63	29	113	35
SoCalGas	69	29	68	36

Sempra Energy Consolidated

The income tax expense in the three months ended June 30, 2013 compared to income tax benefit in the same period in 2012 was due to pretax income in 2013 compared to a pretax loss in 2012 resulting from the write-down of our investment in Rockies Express. Pretax income in 2013 included the loss from the early retirement of SONGS, as we discuss further in Note 9 of the Notes to Condensed Consolidated Financial Statements herein. Pretax income was also higher in 2013 due to the cumulative effect of the application of the 2012 GRC. The income tax benefits for both the loss from the early retirement of SONGS and the write-down of our investment in Rockies Express were recorded at relevant U.S. federal and state statutory income tax rates. Items affecting the effective income tax rate included:

▪
$54 million income tax benefit in 2012 primarily associated with our decision in the second quarter of 2012 to hold life insurance contracts kept in support of certain benefit plans to term. Previously, we took the position that we might cash in or sell these contracts before maturity, which required that we record deferred income taxes on unrealized gains on investments held within the insurance contracts;

▪	lower deferred income tax benefits related to renewable energy projects, offset by higher renewable energy income tax credits;

▪	lower income tax benefits due to Mexican currency translation and inflation adjustments;

▪	higher deductions for self-developed software expenditures;

▪
favorable impact in 2013 of non-U.S. earnings taxed at lower statutory income tax rates than the U.S. rates, compared to unfavorable impact in 2012 of such non-U.S. earnings due to a pretax loss for Sempra Energy Consolidated; and

▪
income tax benefit in 2013 resulting from favorable changes made in the second half of 2012 in the income tax treatment of certain repairs expenditures at SDG&E and SoCalGas that are capitalized for financial statement purposes. Because the changes in income tax treatment were not made until the second half of 2012 (in the third quarter for SDG&E and the fourth quarter for SoCalGas), the first two quarters of 2012 did not benefit from this favorable treatment; offset by

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

The increase in income tax expense in the six months ended June 30, 2013 was primarily due to significantly higher pretax income in 2013 compared to the same period in 2012 and a higher effective income tax rate. The higher pretax income was primarily due to the write-down of our investment in Rockies Express in 2012 and the favorable impact of the application of the 2012 GRC in 2013, offset by the loss from the early retirement of SONGS in 2013. The income tax benefits for both the loss from the early retirement of SONGS and the write-down of our investment in Rockies Express were recorded at relevant U.S. federal and state statutory income tax rates. The higher effective income tax rate in 2013 was mainly due to:

▪
$63 million income tax expense in 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings. We discuss the stock offerings further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein;

▪
$54 million income tax benefit in 2012 primarily associated with our decision in the second quarter of 2012 to hold life insurance contracts kept in support of certain benefit plans to term, as we discuss above; and

▪	lower deferred income tax benefits related to renewable energy projects, offset by higher renewable energy income tax credits; offset by

▪
income tax benefit in 2013 resulting from changes made in the second half of 2012 in the income tax treatment of certain repairs expenditures that are capitalized for financial statement purposes as we discuss above; and

▪	lower unfavorable impact of higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

As noted in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, we were planning to repatriate a portion of future earnings beginning in 2013 from certain of our non-U.S. subsidiaries in Mexico and Peru. Due to the income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings, which we discuss further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein, we made a distribution in 2013 of approximately $200 million from our non-U.S. subsidiaries. This distribution was from previously taxed income and will not be subject to additional U.S. federal income tax. We now plan to repatriate a portion of future earnings beginning in 2014 from our subsidiaries in Mexico and Peru. Currently, all future repatriated earnings would be subject to U.S. income tax (with a credit for foreign income taxes) and future repatriation from Peru would be subject to local country withholding tax. Because this potential repatriation would only be from future earnings, it does not change our current assertion that we intend to continue to indefinitely reinvest our cumulative undistributed non-U.S. earnings through December 31, 2013.

Sempra Energy, SDG&E and SoCalGas record income taxes for interim periods utilizing a forecasted effective tax rate anticipated for the full year, as required by U.S. GAAP. The income tax effect of items that can be reliably forecasted are factored into the forecasted effective tax rate and their impact is recognized proportionately over the year. The forecasted items, anticipated on a full year basis, may include, among others, self-developed software expenditures, repairs to certain utility plant fixed assets, renewable energy income tax credits, deferred income tax benefits related to renewable energy projects, exclusions from taxable income of the equity portion of AFUDC, and depreciation on a certain portion of utility plant assets. Items that cannot be reliably forecasted (e.g., adjustments related to prior years’ income tax items, Mexican currency translation and inflation adjustments, and deferred income tax benefit associated with the impairment of a book investment, etc.) are recorded in the interim period in which they actually occur, which can result in variability to income tax expense.

In 2013, we anticipate that Sempra Energy Consolidated’s effective income tax rate will be approximately 29% compared to 6% in 2012.  This increase is primarily due to a forecasted increase in pretax book income, income tax expense in 2013 resulting from a corporate reorganization in connection with the IEnova stock offerings and because we are not currently anticipating any similar one-time events as occurred in 2012. In addition, we are forecasting lower self-developed software expenditures, lower repairs expenditures that are capitalized for financial statement purposes and lower deferred income tax benefits related to renewable energy projects, offset by higher renewable energy income tax credits.

In the years 2014 through 2017, we anticipate that Sempra Energy Consolidated’s effective income tax rate will range from 28% to 32% primarily due to a forecasted increase in pretax book income and lower self-developed software expenditures and repairs expenditures that are capitalized for financial statement purposes, offset by higher renewable energy income tax credits and deferred income tax benefits related to renewable energy projects.

SDG&E

The decrease in SDG&E’s income tax expense in both the three months and six months ended June 30, 2013 was due to significantly lower pretax income (due to the loss from the early retirement of SONGS) and a lower effective income tax rate. The income tax benefit for the loss from the early retirement of SONGS was recorded at relevant U.S. federal and state statutory income tax rates. The lower effective income tax rates in the three months and six months ended June 30, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a favorable change, not made until the third quarter of 2012, in the income tax treatment of certain repairs expenditures for electric transmission and distribution assets that are capitalized for financial statement purposes, as we discuss above for Sempra Energy Consolidated; and

▪	higher deductions for self-developed software expenditures; offset by

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

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

In 2013, we anticipate that SDG&E’s effective income tax rate will be approximately 32% compared to 27% in 2012. This increase is primarily because we are not currently anticipating any similar one-time events as incurred in 2012. In addition, we are forecasting lower exclusions from taxable income of the equity portion of AFUDC.

In the years 2014 through 2017, we anticipate that SDG&E’s effective income tax rate will range from 34% to 35% primarily due to forecasted increases in pretax book income and a lower favorable impact from self-developed software expenditures, partially offset by an increase in forecasted production tax credits from wind energy projects.

SoCalGas

The increase in SoCalGas’ income tax expense in the three months ended June 30, 2013 was primarily due to higher pretax income offset by a lower effective income tax rate. The lower effective income tax rate in the three months ended June 30, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a favorable change, not made until the fourth quarter of 2012, in the income tax treatment of certain repairs expenditures for gas assets that are capitalized for financial statement purposes, as we discuss above for Sempra Energy Consolidated; offset by

▪	lower favorable impact from self-developed software expenditures; and

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets.

The increase in SoCalGas’ income tax expense in the six months ended June 30, 2013 was primarily due to higher pretax income offset by a lower effective income tax rate. The lower effective income tax rate in the six months ended June 30, 2013 was primarily due to:

▪
income tax benefit in 2013 resulting from a favorable change, not made until the fourth quarter of 2012, in the income tax treatment of certain repairs expenditures for gas assets that are capitalized for financial statement purposes, as we discuss above for Sempra Energy Consolidated; offset by

▪	higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets;

▪	lower favorable impact from self-developed software expenditures; and

▪	lower exclusions from taxable income of the equity portion of AFUDC.

In 2013, we anticipate that SoCalGas’ effective income tax rate will be approximately 30% compared to 21% in 2012.  This increase is primarily due to a forecasted increase in pretax book income and a lower favorable impact from self-developed software expenditures and repairs expenditures that are capitalized for financial statement purposes.

In the years 2014 through 2017, we anticipate that SoCalGas’ effective income tax rate will range from approximately 31% to 40%, primarily due to forecasted increases in pretax book income, higher book depreciation over income tax depreciation related to a certain portion of utility plant fixed assets, and a lower favorable impact from self-developed software expenditures and repairs expenditures that are capitalized for financial statement purposes.

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

For Sempra Energy Consolidated, the impacts on the three months and six months ended June 30, 2013 and 2012 related to the factors described above are as follows:

MEXICAN CURRENCY IMPACT ON INCOME TAXES AND RELATED ECONOMIC HEDGING ACTIVITY
(Dollars in millions)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Income tax (expense) benefit on currency exchange
rate movement of monetary assets and liabilities	$(5)	$7	$(7)	$(2)
Translation of non-U.S. deferred income tax balances	7	8	―	―
Income tax benefit (expense) on inflation	1	―	―	(1)
Total impact on income taxes	3	15	(7)	(3)
After-tax gains on Mexican peso exchange rate
instruments (included in Other Income, Net)	―	―	4	6
Net impacts on Sempra Energy Condensed
Consolidated Statements of Operations	$3	$15	$(3)	$3

Equity Earnings, Net of Income Tax

In the six months ended June 30, 2013, equity earnings of unconsolidated subsidiaries, net of income tax, decreased by $14 million due to:

▪
$11 million equity losses related to our investments in two Argentine natural gas utility holding companies, including $7 million noncash impairment charge in the first quarter of 2013 and $4 million loss from the sale of the investments in the second quarter of 2013, as we discuss in Note 4 of the Notes to Condensed Consolidated Financial Statements herein; and

▪	$3 million of equity losses in the second quarter of 2013 from our joint venture in Chile.

Earnings Attributable to Noncontrolling Interests

Sempra Energy Consolidated

Earnings attributable to noncontrolling interests were $21 million for the three months ended June 30, 2013 compared to $11 million for the same period in 2012. The increase included $8 million earnings attributable to noncontrolling interests of IEnova in 2013. We discuss the stock offerings of IEnova in Note 5 of the Notes to Condensed Consolidated Financial Statements herein.

Earnings attributable to noncontrolling interests were $19 million for the six months ended June 30, 2013 compared to $24 million for the same period in 2012. The net change of $5 million included

▪	$4 million losses attributable to noncontrolling interest at Otay Mesa VIE in 2013 compared to earnings of $11 million in 2012; offset by

▪	$9 million earnings attributable to noncontrolling interests of IEnova.

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

The table below shows the amount of available funds at June 30, 2013:

AVAILABLE FUNDS AT JUNE 30, 2013
(Dollars in millions)
	Sempra Energy
	Consolidated	SDG&E	SoCalGas
Unrestricted cash and cash equivalents	$954	$13	$20
Available unused credit(1)	3,623	605	658
(1)
Borrowings on the shared line of credit at SDG&E and SoCalGas, discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements herein, are limited to $658 million for each utility and a combined total of $877 million. SDG&E's available funds reflect commercial paper outstanding of $53 million supported by the line.

Sempra Energy Consolidated

We believe that these available funds and cash flows from operations, distributions from equity method investments and securities issuances, combined with current cash balances, will be adequate to:

▪	finance capital expenditures

▪	meet liquidity requirements

▪	fund shareholder dividends

▪	fund new business acquisitions or start-ups

▪	repay maturing long-term debt

In 2012, Sempra Energy, SoCalGas and SDG&E publicly offered and sold debt securities totaling $1.1 billion ($500 million maturing in 2022 and $600 million in 2017), $350 million (maturing in 2042) and $250 million (maturing in 2042), respectively. Changing economic conditions could affect the availability and cost of both short-term and long-term financing. If cash flows from operations were to be significantly reduced or we were unable to borrow under acceptable terms, we would likely first reduce or postpone discretionary capital expenditures (not related to safety) and investments in new businesses. If these measures were necessary, they would primarily impact certain of our Sempra International and Sempra U.S. Gas & Power businesses before we would reduce funds necessary for the ongoing needs of our utilities. We continuously monitor our ability to finance the needs of our operating, investing and financing activities in a manner consistent with our intention to maintain strong, investment-grade credit ratings and capital structure.

The increase in Sempra Energy Consolidated cash and cash equivalents at June 30, 2013 of approximately $500 million was primarily due to the cash proceeds from the IEnova debt and equity offerings and remains held in cash and cash equivalents in non-U.S. jurisdiction entities at June 30, 2013. Net cash proceeds from these transactions totaled approximately $1.0 billion. Although IEnova used the majority of the proceeds from its debt offering to repay intercompany debt balances, these balances were primarily with other Sempra Energy consolidated foreign entities. In the second quarter of 2013, cash held in foreign jurisdictions has been utilized to pay down $83 million of bonds at Chilquinta Energía, fund capital expenditures at Sempra Mexico, and repatriate approximately $200 million pursuant to our plans to do so as we discuss below. The repatriated funds were used primarily to pay down commercial paper borrowings. Sempra Energy also received $371 million cash proceeds from the sale of a 625-MW block of Sempra Natural Gas’ Mesquite Power plant, which we utilized to pay down commercial paper in February and March of 2013. We discuss these transactions further in Notes 3, 5 and 6 of the Notes to Condensed Consolidated Financial Statements herein.

In three separate transactions during 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our joint-venture partnership that comprised our commodities-marketing businesses. The investment balance of $76 million at June 30, 2013 reflects remaining distributions expected to be received from the partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 of the Notes to Condensed Consolidated Financial Statements herein under “Other Litigation.”  In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We are providing transitional back-up guarantees, a few of which may continue for a prolonged period of time. Either RBS or JP Morgan Chase & Co., one of the buyers’ parties in the sales transactions, has fully indemnified us for any claims or losses in connection with the related transactions.

We provide additional information about RBS Sempra Commodities and the sales transactions and guarantees in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

At June 30, 2013, our cash and cash equivalents held in non-U.S. jurisdictions that are unavailable to fund U.S. operations unless repatriated are approximately $900 million. As noted in “Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, we were planning to repatriate a portion of future earnings beginning in 2013 from certain of our non-U.S. subsidiaries in Mexico and Peru. Due to the income tax expense resulting from a corporate reorganization in connection with the IEnova stock offerings, which we discuss further in Note 5 of the Notes to Condensed Consolidated Financial Statements herein, we made a distribution in 2013 of approximately $200 million from our non-U.S. subsidiaries. This distribution was from previously taxed income and will not be subject to additional U.S. federal income tax. We now plan to repatriate a portion of future earnings beginning in 2014 from our subsidiaries in Mexico and Peru. Currently, all future repatriated earnings would be subject to U.S. income tax (with a credit for foreign income taxes) and future repatriation from Peru would be subject to local country withholding tax. Because this potential repatriation would only be from future earnings, it does not change our current assertion that we intend to continue to indefinitely reinvest our cumulative undistributed non-U.S. earnings through December 31, 2013. Therefore, we do not intend to use these cumulative undistributed earnings as a source of funding for U.S. operations.

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

SoCalGas declared and paid $50 million in common dividends during the first six months of 2013 and $150 million during the first six months of 2012. However, as a result of the increase in SoCalGas’ capital investment programs over the next few years, and the increase in SoCalGas’ authorized common equity weighting as approved by the CPUC in the recent cost of capital proceeding, management expects that SoCalGas’ dividends on common stock will be reduced, when compared to the dividends on common stock declared on an annual basis historically, or temporarily suspended over the next few years to maintain SoCalGas’ authorized capital structure during the periods of high capital investments. We discuss the cost of capital proceeding in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

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

Sempra South American Utilities

We expect projects at Chilquinta Energía and Luz del Sur to be funded by funds internally generated by the Chilquinta Energía and Luz del Sur business and external borrowings.

Sempra Mexico

We expect projects in Mexico to be funded through a combination of funds internally generated by the Mexico businesses, project financing, partnering in joint ventures and the proceeds from IEnova’s recent debt and equity offerings. In February 2013, IEnova, a subsidiary of Sempra Mexico, publicly offered and sold in Mexico $306 million U.S. equivalent of fixed-rate, peso-denominated notes maturing in 2023 and $102 million U.S. equivalent variable-rate, peso-denominated notes maturing in 2018. Sempra Mexico used the proceeds of the notes primarily for the repayment of intercompany debt and also for capital projects. Sempra Mexico entered into cross-currency swaps for U.S. dollars at the time of issuance. We discuss this offering further in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

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

Sempra Renewables

We expect Sempra Renewables to require funds for the development of and investment in electric renewable energy projects. Projects at Sempra Renewables may be financed through a combination of operating cash flow, project financing, funds from the parent, and partnering in joint ventures. The Sempra Renewables projects have planned in-service dates through 2016. In May 2013, Sempra Renewables received $286 million in total committed funding ($146 million of which was drawn upon in May 2013) related to Copper Mountain Solar 2, as we discuss in Note 6 of the Notes to Condensed Consolidated Financial Statements herein.

Sempra Natural Gas

We expect Sempra Natural Gas to require funding for the expansion of its portfolio of projects, including natural gas storage, pipelines, and natural gas liquefaction facility. Funding for the development and expansion of its natural gas storage and transmission projects may be financed through a combination of operating cash flow, funding from the parent and the sale completed in February 2013 of one 625-MW block of the Mesquite Power plant. Sempra Natural Gas received cash of $371 million from the sale, which we discuss in Note 3 of the Notes to Condensed Consolidated Financial Statements herein. Sempra Natural Gas also plans to develop a natural gas liquefaction export facility at its Cameron LNG terminal. Sempra Natural Gas expects the majority of the liquefaction project to be project-financed and the remainder of the capital requirements to be provided by the project partners, including Sempra Energy, through equity contributions in a joint venture agreement. We expect to provide the majority of our share of equity through the contribution of the existing Cameron facility at an agreed value of approximately $1 billion.

Some of Sempra Natural Gas’ long-term power sale contracts contain collateral requirements which require its affiliates and/or the counterparty to post cash, guarantees or letters of credit to the other party for exposure in excess of established thresholds. Sempra Natural Gas may be required to provide collateral when market price movements adversely affect the counterparty’s cost of replacement energy supplies if Sempra Natural Gas fails to deliver the contracted amounts. We have neither collateral posted nor owed to counterparties at June 30, 2013 pursuant to these requirements.

CASH FLOWS FROM OPERATING ACTIVITIES

CASH PROVIDED BY OPERATING ACTIVITIES
(Dollars in millions)
	2013	2013 Change		2012
Sempra Energy Consolidated	$1,105	$(47)	(4)%	$1,152
SDG&E	329	20	6	309
SoCalGas	563	(149)	(21)	712

Sempra Energy Consolidated

Cash provided by operating activities at Sempra Energy decreased in 2013 primarily due to:

▪
a $293 million increase in long-term regulatory assets to be collected over an extended period pursuant to the final decision in the California Utilities’ 2012 General Rate Case, as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein;

▪	a $119 million decrease in accounts receivable in 2013 compared to a $336 million decrease in 2012; and

▪	a $26 million decrease in inventory in 2013 compared to a $93 million decrease in 2012; offset by

▪	$255 million higher net income, adjusted for noncash items included in earnings, in 2013 compared to 2012;

▪	a $55 million increase in accounts payable in 2013 compared to a $115 million decrease in 2012; and

▪	a $125 million decrease in settlement payments and associated legal fees in 2013 for wildfire claims at SDG&E.

SDG&E

Cash provided by operating activities at SDG&E increased in 2013 primarily due to:

▪	a $10 million decrease in income taxes receivable in 2013 compared to a $230 million increase in 2012; and

▪	a $125 million decrease in settlement payments and associated legal fees in 2013 for wildfire claims; offset by

▪	a $215 million increase in long-term regulatory assets to be collected over an extended period pursuant to the final decision in the 2012 General Rate Case; and

▪	$80 million lower net income, adjusted for noncash items included in earnings, in 2013 compared to 2012.

SoCalGas

Cash provided by operating activities at SoCalGas decreased in 2013 primarily due to:

▪	a $155 million decrease in accounts receivable in 2013 compared to a $284 million decrease in 2012; and

▪	a $78 million increase in long-term regulatory assets to be collected over an extended period pursuant to the final decision in the 2012 General Rate Case; offset by

▪	$66 million higher net income, adjusted for noncash items included in earnings, in 2013 compared to 2012.

The table below shows the contributions to pension and other postretirement benefit plans for the six months ended June 30, 2013.

		Other
	Pension	Postretirement
(Dollars in millions)	Benefits	Benefits
Sempra Energy Consolidated	$26	$14
SDG&E	11	6
SoCalGas	3	6

CASH FLOWS FROM INVESTING ACTIVITIES

CASH USED IN INVESTING ACTIVITIES
(Dollars in millions)
	2013	2013 Change		2012
Sempra Energy Consolidated	$(627)	$(1,154)	(65)%	$(1,781)
SDG&E	(445)	(276)	(38)	(721)
SoCalGas	(575)	(11)	(2)	(586)

Sempra Energy Consolidated

Cash used in investing activities at Sempra Energy decreased in 2013 primarily due to:

▪	a $387 million decrease in capital expenditures;

▪	$371 million of proceeds received from Sempra Natural Gas’ 2013 sale of a 625-MW block of its Mesquite Power plant;

▪	$208 million invested in the Flat Ridge 2 Wind Farm in 2012;

▪	$74 million of U.S. Treasury grant proceeds received at Copper Mountain Solar 2; and

▪	$50 million in distributions received from RBS Sempra Commodities in 2013.

SDG&E

Cash used in investing activities at SDG&E decreased in 2013 primarily due to a $283 million decrease in capital expenditures, primarily due to the completion of the Sunrise Powerlink project in June 2012.

SoCalGas

Cash used in investing activities at SoCalGas decreased in 2013 due to:

▪	a $35 million lower increase in the amount advanced to Sempra Energy in 2013 as compared to 2012; offset by

▪	a $24 million increase in capital expenditures.

ANNUAL CONSTRUCTION EXPENDITURES AND INVESTMENTS

The amounts and timing of capital expenditures are generally subject to approvals by the CPUC, the Federal Energy Regulatory Commission (FERC) and other regulatory bodies. However, in 2013, we expect to make annual capital expenditures and investments of approximately $3.0 billion. These expenditures include

▪	$2.0 billion at the California Utilities for capital projects and plant improvements ($1.1 billion at SDG&E and $0.9 billion at SoCalGas)

▪	$1.0 billion at our other subsidiaries for capital projects in Mexico and South America, and development of natural gas and renewable generation projects

The California Utilities’ 2013 planned capital expenditures and investments include

▪	$550 million for improvements to SDG&E’s natural gas and electric distribution systems

▪	$250 million for improvements to SDG&E’s electric transmission systems

▪	$230 million at SDG&E for substation expansions (transmission)

▪	$50 million for SDG&E’s electric generation plants and equipment

▪	$730 million for improvements to SoCalGas’ distribution and transmission systems and storage and for pipeline safety

▪	$200 million for SoCalGas’ advanced metering infrastructure

▪	$20 million for SoCalGas’ other natural gas projects

The California Utilities expect to finance these expenditures and investments with cash flows from operations, available funds and debt issuances.

In 2013, the expected capital expenditures and investments of approximately $1.0 billion at our other subsidiaries include

Sempra South American Utilities

▪	approximately $150 million to $200 million for capital projects in South America (approximately $100 million to $150 million in Peru and approximately $50 million in Chile)

Sempra Mexico

▪	approximately $450 million to $500 million for capital projects in Mexico, including approximately $400 million for the development of natural gas pipeline projects developed solely by Sempra Mexico

Sempra Renewables

▪	approximately $175 million for investment in the third phase of Copper Mountain Solar, a 250-MW solar project located near Boulder City, Nevada

Sempra Natural Gas

▪	approximately $100 million for development of natural gas projects

Capital expenditure amounts include capitalized interest. At the California Utilities, the amounts also include the portion of AFUDC related to debt, but exclude the portion of AFUDC related to equity. We provide further details about AFUDC in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

CASH FLOWS FROM FINANCING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
(Dollars in millions)
	2013	2013 Change	2012
Sempra Energy Consolidated	$4	$(590)	$594
SDG&E	42	(370)	412
SoCalGas	(51)	100	(151)

Sempra Energy Consolidated

Cash provided by financing activities at Sempra Energy decreased in 2013 primarily due to:

▪
$273 million lower issuances of debt, primarily due to a decrease in issuances of long-term debt of $459 million ($578 million in 2013, compared to $1,037 million in 2012), offset by an increase in issuances of commercial paper with maturities greater than 90 days of $186 million ($316 million in 2013 compared to $130 million in 2012);

▪
$575 million higher debt payments, including $463 million higher payments on long-term debt ($494 million in 2013, compared to $31 million in 2012) and $130 million higher payments of commercial paper with maturities greater than 90 days ($640 million in 2013, compared to $510 million in 2012);

▪	a $10 million decrease in short-term debt in 2013 compared to $241 million increase in 2012; and

▪	a $39 million increase in common dividends paid primarily due to an increase in the dividend rate; offset by

▪	$574 million net proceeds received from the sale of noncontrolling interests at Sempra Mexico.

SDG&E

Cash provided by financing activities at SDG&E decreased in 2013 primarily due to:

▪	$249 million issuances of long-term debt in 2012; and

▪	a $120 million lower increase in short-term debt.

SoCalGas

Cash used by financing activities at SoCalGas decreased in 2013 due to $100 million reduction in the payment of common dividends.

COMMITMENTS

We discuss significant changes to contractual commitments at Sempra Energy, SDG&E and SoCalGas in Note 10 of the Notes to Condensed Consolidated Financial Statements herein.

CREDIT RATINGS

The credit ratings of Sempra Energy, SDG&E and SoCalGas remained at investment grade levels during the first six months of 2013.

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

The California Utilities’ performance will depend primarily on the ratemaking and regulatory process, environmental regulations, economic conditions, actions by the California legislature and the changing energy marketplace. Their performance will also depend on the successful completion of capital projects that we discuss in various sections of this report and below. We discuss certain regulatory matters below and in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E may also continue to be significantly impacted by matters at SONGS. We discuss SONGS below, in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein, and in Notes 6, 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report and in “Risk Factors” in our Annual Report.

Sempra South American Utilities

In April 2011, Sempra South American Utilities increased its investment in two utilities in South America, Chilquinta Energía and Luz del Sur. In connection with our increased interests in these utilities, Sempra Energy has $945 million in goodwill on its Condensed Consolidated Balance Sheet at June 30, 2013. Goodwill is subject to impairment testing, annually and under other potential circumstances, which may cause its fair value to vary if differing estimates and assumptions are used in the valuation techniques applied as indicated by changing market or other conditions.

We discuss the acquisition in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report. Sempra South American Utilities is also expected to provide earnings from construction projects when completed and from other investments, but will require substantial funding for these investments.

Revenues at Chilquinta Energía are based on tariffs set by the National Energy Commission (Comisión Nacional de Energía, or CNE) every four years. Rates for four-year periods related to distribution and transmission are reviewed separately on an alternating basis every two years. In late 2011, Chilquinta Energía initiated the process to establish its distribution rates for the period from November 2012 to October 2016. This process was completed in November 2012, with rates published in April 2013, and tariff adjustments going into effect retroactively from November 2012.

In April 2013, the CNE completed the process to establish transmission rates for the period January 2011 to December 2014, with tariff adjustments going into effect retroactively from January 2011. In May 2013, the CNE published the methodology to be used to recalculate the average node prices (price at which distribution companies buy energy from generators) for years 2011 and 2012 and requested comments. We expect the CNE’s final decision by the third quarter of 2013.

The next reviews are scheduled to be completed, with tariff adjustments also going into effect, in January 2015 for transmission, and again for distribution in November 2016.

Luz del Sur serves primarily regulated customers in Peru and revenues are based on rates set by the Energy and Mining Investment Supervisory Body (Organismo Supervisor de la Inversión en Energía y Minería, or OSINERGMIN). The rates are reviewed and adjusted every four years. The next review is scheduled to be completed, with rate adjustments also going into effect, in November 2013. In 2012, Luz del Sur initiated the process to establish its distribution rates subject to this review. We expect OSINERGMIN’s final distribution rate setting resolution for the 2013-2017 period by the end of 2013. Results from this resolution could still be appealed.

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

In March 2013, Sempra Mexico sold common shares of a subsidiary, IEnova, in a private placement in the U.S. and outside of Mexico and, concurrently, in a registered public offering in Mexico, as we discuss in Note 5 of the Notes to Condensed Consolidated Financial Statements herein. The shares sold represent approximately 18.9 percent of the ownership interests in IEnova, which reduce our earnings from Sempra Mexico and have a dilutive effect on our earnings per share. The earnings attributable to IEnova’s noncontrolling interests were $8 million for the three months ended June 30, 2013, and $9 million for the six months ended June 30, 2013. The approximately $574 million in net proceeds from the offerings will be used primarily for general corporate purposes and for the funding of IEnova’s current investments and ongoing expansion plans.

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

Sempra Renewables

Sempra Renewables is developing and investing in renewable energy generation projects that have long-term contracts with utilities. The renewable energy projects have planned in-service dates through 2016. These projects require construction financing which has come and may come from a variety of sources including operating cash flow, project financing, U.S. Treasury Department cash grants, funds from the parent, partnering in joint ventures and, potentially, other forms of equity sales. The varying costs of these alternative financing sources impact the projects’ returns.

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

On March 5, 2013, the U.S. Treasury Department announced that, pursuant to the requirements of the Balanced Budget and Emergency Deficit Control Act of 1985, as amended, payments issued under Section 1603 of the American Recovery and Reinvestment Tax Act of 2009 for specified energy property in lieu of tax credits are subject to sequestration. As a result, every award made to a Section 1603 applicant on or after March 1, 2013 through September 30, 2013 will be reduced by 8.7 percent, irrespective of when the application was received by the Treasury Department. The sequestration reduction rate will be applied until September 30, 2013, at which time the sequestration rate is subject to change. In the first quarter of 2013, we reduced our U.S. Treasury grants receivable by $23 million (to $236 million at March 31, 2013) due to sequestration. During June 2013, we received $74 million in cash from the U.S. Treasury related to our grant receivable for the Copper Mountain Solar 2 project, which included the 8.7-percent sequestration reduction.

Sempra Renewables is a joint venture partner with BP in the Fowler Ridge 2, Cedar Creek 2, Flat Ridge 2, Mehoopany and Auwahi wind farms. In July 2013, BP indicated that they have elected to terminate the sales process initiated earlier this year and keep their wind generation business, which includes their investments in these joint ventures.

In May 2013, Sempra Renewables entered into agreements with Consolidated Edison Development (ConEdison Development) to sell 50-percent interests in its 150-MW Copper Mountain Solar 2 and 150-MW Mesquite Solar 1 solar power facilities. In July 2013, the sale of the 50-percent interest in Copper Mountain Solar 2 to ConEdison Development was consummated. At June 30, 2013, Copper Mountain Solar 2 had approximately $267 million in net property, plant and equipment and $146 million in long-term debt.

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

Sempra Natural Gas is currently progressing with plans for the Cameron Liquefaction Project, a development project to utilize its Cameron LNG terminal for the liquefaction of natural gas and export of LNG. The objective is to obtain long-term contracts for liquefaction services that allow us to fully utilize our existing regasification infrastructure while minimizing our future additional capital investment. The Cameron Liquefaction Project will utilize Cameron LNG’s existing facilities, including two marine berths, three LNG storage tanks, and vaporization capability of 1.5 billion cubic feet (Bcf) per day. In January 2012, the U.S. Department of Energy (DOE) approved Cameron LNG’s application for a license to export LNG to Free Trade Agreement countries. The authorization to export LNG to countries with which the U.S. does not have a Free Trade Agreement is pending review by the DOE.

In 2012, Sempra Natural Gas signed commercial development agreements with Mitsubishi Corporation, Mitsui & Co., Ltd., and a subsidiary of GDF SUEZ S.A. to develop a natural gas liquefaction export facility at the Cameron LNG terminal. The Cameron Liquefaction Project is expected to be comprised of three liquefaction trains and is being designed to a nameplate capacity of 13.5 million tonnes per annum (Mtpa) of LNG with an expected export capability of 12 Mtpa of LNG, or approximately 1.7 Bcf per day. We filed for the required permits from the FERC in December 2012. In April 2013, the FERC issued a notice setting November 22, 2013 as the date for the issuance of the final environmental impact statement. We expect the FERC to complete its review and issue a final decision in the first quarter of 2014. Pending regulatory approvals and the achievement of other key milestones, we expect to make a final investment decision and start field construction in the first half of 2014. We expect commercial operations to begin for the first train in the second half of 2017, and all three trains to be completed by the end of 2018. The anticipated incremental investment in the three-train liquefaction project, subject to final design specifications, is estimated to be approximately $6 billion to $7 billion, excluding capitalized interest and other financing costs, the majority of which will be project-financed and the balance provided by the project partners through the joint-venture agreements we discuss below. The total cost of the facility, including the cost of our original facility plus interest during construction, financing costs and required reserves, is estimated to be approximately $9 billion to $10 billion.

Sempra Natural Gas’ existing assets should provide the majority of its share of capital contribution to the joint venture, however we may be required to contribute up to an additional $600 million to the joint venture, reduced by our share of cash flows from operations from the first and second trains. In May 2013, we signed a joint venture agreement with affiliates of GDF SUEZ S.A., Mitsubishi Corporation (through a related company jointly established with Nippon Yusen Kabushiki Kaisha (NYK)), and Mitsui & Co., Ltd. each to acquire 16.6 percent equity in the existing facilities and the liquefaction project. We will retain a 50.2-percent interest. The joint venture agreement and the three tolling agreements described below are subject to a final investment decision to proceed by each party, finalization of permit authorizations and securing financing commitments that are expected to occur by early 2014, as well as other customary conditions.

The commercial development agreements executed in 2012 bind the parties to fund certain development costs, including design, permitting and engineering, as well as to negotiate in good faith 20-year tolling agreements, based on agreed-upon key terms outlined in the commercial development agreements. In May 2013, we signed 20-year liquefaction and regasification tolling capacity agreements with GDF SUEZ S.A. and affiliates of Mitsubishi Corporation and Mitsui & Co., Ltd. which subscribe the full nameplate capacity of the facility. Each tolling agreement is for 4.5 Mtpa of capacity to enable 4.0 Mtpa of LNG export.

Sempra Natural Gas owns a 25-percent interest in Rockies Express Pipeline LLC (Rockies Express), a partnership that operates a natural gas pipeline, the Rockies Express Pipeline (REX), that links producing areas in the Rocky Mountains region to the upper Midwest and the eastern United States. We recorded noncash, after-tax impairment charges totaling $239 million in 2012 to write down our investment in the partnership. Sempra Rockies Marketing, a subsidiary of Sempra Natural Gas, has an agreement for capacity on REX through November 2019. The capacity costs are offset by revenues from releases of the capacity to RBS Sempra Commodities prior to 2011, and to J.P. Morgan Ventures starting in 2011, and other third parties. Certain capacity release commitments will conclude during 2013. Accordingly, new contracting activity related to that capacity may not be sufficient to offset all of our capacity payments to Rockies Express. Our carrying value in Rockies Express at June 30, 2013 is $339 million. We discuss our investment in Rockies Express and the impairment charges in Note 4 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4 and 11 of the Notes to Consolidated Financial Statements in the Annual Report.

Currently, Sempra Natural Gas has 30 Bcf of operational working natural gas storage capacity. We are currently developing another 13 Bcf of capacity with planned in-service dates through the first half of 2014 and may, over the long term, develop as much as 76 Bcf of total storage capacity. Our natural gas storage assets include operational and development assets at Bay Gas in Alabama and Mississippi Hub in Mississippi, as well as our development project, LA Storage in Louisiana. These assets could be well positioned to capitalize on new opportunities that emerge associated with the increase in natural gas production and consumption in the U.S. In particular, LA Storage could be especially well positioned to support LNG export from our Cameron Liquefaction Project. However, changes in the U.S. natural gas market could also lead to diminished natural gas storage value.

Historically, the value of natural gas storage services has positively correlated with the difference between the seasonal prices of natural gas, among other factors. In general, over the past several years, seasonal differences in natural gas prices have declined, which may generally be contributing to lower prices for storage services. As our legacy (higher rate) sales contracts mature at Bay Gas and Mississippi Hub, replacement sales contract rates could be lower than has historically been the case. Lower sales revenues may not be offset by cost reductions, which could lead to depressed asset values. These market conditions could result in the need to perform recovery testing of our recorded asset values. In the event such values are not recoverable, we would consider the fair value of these assets relative to their recorded value. To the extent excess book value over fair value is indicated, an impairment charge could be required to be recorded.

Sempra Commodities

In three separate transactions in 2010 and one in early 2011, we and RBS sold substantially all of the businesses and assets of our commodities-marketing partnership. The investment balance of $76 million at June 30, 2013 reflects remaining distributions expected to be received from the partnership as it is dissolved. The timing and amount of distributions may be impacted by the matters we discuss related to RBS Sempra Commodities in Note 10 of the Notes to Condensed Consolidated Financial Statements herein under “Other Litigation.” In addition, amounts may be retained by the partnership for an extended period of time to help offset unanticipated future general and administrative costs necessary to complete the dissolution of the partnership. We provide additional information in Notes 4, 6 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 4, 5 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

CALIFORNIA UTILITIES

Joint Matters

CPUC General Rate Case (GRC)

In December 2010, the California Utilities filed their 2012 General Rate Case (2012 GRC) applications to establish their authorized 2012 revenue requirements and the ratemaking mechanisms by which those requirements would change on an annual basis over the subsequent three-year (2013-2015) period. In May 2013, the CPUC approved a final decision (Final GRC Decision) in the California Utilities’ 2012 GRC, effective retroactive to January 1, 2012. The amount of revenue associated with the retroactive period is expected to be recovered in rates over an extended period (28 months for SDG&E and 31 months for SoCalGas) in order to minimize the impact on ratepayers, thus adversely impacting the respective company’s cash flows. We discuss the 2012 GRC and the Final GRC Decision in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Natural Gas Pipeline Operations Safety Assessments

Pending the outcome of the various regulatory agency evaluations of natural gas pipeline safety regulations, practices and procedures, Sempra Energy, including the California Utilities, may incur incremental expense and capital investment associated with its natural gas pipeline operations and investments. In August 2011, SoCalGas, SDG&E, Pacific Gas & Electric (PG&E) and Southwest Gas filed implementation plans with the CPUC to test or replace all natural gas transmission pipelines that have not been pressure tested, as we discuss in Note 9 of the Notes to Condensed Consolidated Financial Statements herein. In their filing with the CPUC, the California Utilities estimated that the total cost for Phase 1 of the two-phase plan is $3.1 billion over a 10-year period. The California Utilities requested that the incremental capital investment required as a result of any approved plan be included in rate base and that cost recovery be allowed for any other incremental cost not eligible for rate-base recovery. The costs that are the subject of these plans are outside the scope of the 2012 GRC proceedings discussed above. If the CPUC were to decide that the incremental capital investment not be considered as incremental rate base outside the GRC process or that this incremental capital investment earn an ROR lower than what is otherwise authorized, it could materially adversely affect the respective company’s cash flows, financial condition, results of operations and prospects upon commencement of this program. We provide additional information in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SDG&E Matters

2007 Wildfire Litigation

In regard to the 2007 wildfire litigation, SDG&E’s payments for claims settlements plus funds estimated to be required for settlement of outstanding claims and legal fees total approximately $2.4 billion, which is in excess of the $1.1 billion of liability insurance coverage and the approximately $824 million recovered from third parties. However, SDG&E has concluded that it is probable that it will be permitted to recover in rates a substantial portion of the reasonably incurred costs of resolving wildfire claims in excess of its liability insurance coverage and amounts recovered from third parties. Consequently, Sempra Energy and SDG&E expect no significant earnings impact from the resolution of the remaining wildfire claims. At June 30, 2013, Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets reflect $352 million in Regulatory Assets Arising From Wildfire Litigation Costs, including $320 million related to CPUC-regulated operations and $32 million related to FERC-regulated operations, for costs incurred and the estimated settlement of pending claims. However, SDG&E’s cash flow may be materially adversely affected by timing differences between the resolution of claims and recoveries in rates, which may extend over a number of years. In addition, recovery in rates will require future regulatory approval, and a failure to obtain substantial or full recovery, or any negative assessment of the likelihood of recovery, would likely have a material adverse effect on Sempra Energy’s and SDG&E’s financial condition, cash flows and results of operations.

SDG&E will continue to gather information to evaluate and assess the remaining wildfire claims and the likelihood, amount and timing of recoveries in rates and will make appropriate adjustments to wildfire reserves and the related regulatory assets as additional information becomes available.

Should SDG&E conclude that recovery of excess wildfire costs in rates is no longer probable, at that time SDG&E will record a charge against earnings. If SDG&E had concluded that the recovery of regulatory assets related to CPUC-regulated operations was no longer probable or was less than currently estimated, at June 30, 2013, the resulting after-tax charge against earnings would have been up to $190 million. In addition, in periods following any such conclusion by SDG&E that recovery is no longer probable, Sempra Energy’s and SDG&E’s earnings will be adversely impacted by increases in the estimated costs to litigate or settle pending wildfire claims. We discuss how we assess the probability of recovery of our regulatory assets in Note 1 of the Notes to Consolidated Financial Statements in the Annual Report.

We provide additional information concerning these matters in Notes 9 and 10 of the Notes to Condensed Consolidated Financial Statements herein and in Notes 14 and 15 of the Notes to Consolidated Financial Statements in the Annual Report.

SONGS

SDG&E has a 20-percent ownership interest in SONGS, a 2,150-MW nuclear generating facility near San Clemente, California. SONGS is operated by Southern California Edison (Edison), the majority owner, and is subject to the jurisdiction of the Nuclear Regulatory Commission (NRC) and the CPUC. We provide additional background information on SONGS in Note 9 of the Notes to Condensed Consolidated Financial Statements herein and in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

SONGS Units 2 and 3 have been shut down since early 2012, after a water leak occurred in the Unit 3 steam generator. On June 6, 2013, Edison notified SDG&E that it had reached a decision to permanently retire SONGS Units 2 and 3 and seek approval to start the decommissioning activities for the entire facility. Edison advised SDG&E that its management had made the unilateral decision to retire the units once Edison concluded that the considerable uncertainty about when, or if, the NRC would allow a restart of Unit 2 could not be resolved. Given this uncertainty, Edison decided to retire both Units and seek the authority from the NRC to commence the decommissioning of SONGS.

Since the unscheduled outage started, SDG&E has procured power to meet its customers’ needs to replace the power that would have been supplied to SDG&E from SONGS, had SONGS been in operation. The estimated cost of the purchased replacement power, determined consistent with the methodology used in the CPUC’s Order Instituting Investigation (OII) into the SONGS outage, incurred from January 2012 through June 6, 2013, the date Edison notified SDG&E of the early closure of SONGS, was approximately $166 million.

In response to the prolonged outage, the CPUC issued the OII, pursuant to California Public Utilities’ Code Section 455.5. The OII consolidates all SONGS issues in various proceedings into a single proceeding. The OII, among other things, ruled that all revenues associated with the investment in, and operation of, SONGS since January 1, 2012 are subject to refund to customers, pending the outcome of the proceeding. The OII proceeding will also determine the ultimate recovery of the investment in SONGS and the costs incurred since the commencement of this outage, including purchased replacement power costs that are typically recovered through the Energy Resource Recovery Account (ERRA) balancing account subject only to a reasonableness review by the CPUC. In addition to the estimated cost of the purchased replacement power mentioned above, SDG&E’s share of SONGS’ operating costs, including depreciation, and the return on its investment in SONGS from January 1, 2012 through June 30, 2013, was approximately $300 million. We provide additional information regarding the OII in Note 14 of the Notes to Consolidated Financial Statements in the Annual Report.

Given the decision by Edison to close SONGS, SDG&E management assessed the appropriate accounting for an early-retired plant. In conducting this assessment, management took into consideration, among other things, the interrelationship of any recovery of SDG&E’s investment in SONGS, the cost of operations, the cost of purchased replacement power and the probability of having to refund to customers a portion or all of the revenue subject to refund, management’s assessment took into account that the CPUC is considering all of these elements on a combined basis in the OII. After considering the regulatory precedent regarding rate recovery of investments in and costs incurred related to early-retired plants, management considered a number of possible regulatory outcomes from the OII proceeding, none of which management considered certain, and given SDG&E’s non-operator and minority interest position and the regulatory precedent on such matters, management believes that it is probable that SDG&E will recover in rates a substantial portion of its investment in SONGS, the associated costs incurred to date and the cost of the purchased replacement power. The amount that management has deemed to be probable of recovery was determined based on management’s assessment of the likelihood of the potential regulatory outcomes identified.

As a result of Edison’s decision to permanently retire SONGS Units 2 and 3, and as a result of our assessment described above, in the second quarter of 2013, Sempra Energy and SDG&E have:

▪
Removed SDG&E’s investment in SONGS plant and nuclear fuel, which had a net book value of $512 million at May 31, 2013, from Property, Plant and Equipment reported on the Condensed Consolidated Balance Sheet;

▪	Removed SDG&E’s SONGS-related materials and supplies, which were $10 million at May 31, 2013, from Inventory on the Condensed Consolidated Balance Sheet;

▪
Established a new regulatory asset, included in Other Assets—Other Regulatory Assets on the Condensed Consolidated Balance Sheet, in the amount of $322 million, not including the cost of the purchased replacement power, based on management’s assessment of the amount probable, but not certain, of recovery in rates for SDG&E’s investment in SONGS; and

▪	Recorded a pretax Loss From Plant Closure of $200 million on the Condensed Consolidated Statement of Operations.

The amount that SDG&E will eventually recover will require a regulatory decision from the CPUC that could result in recovery of an amount that is significantly different than management’s estimate.  In addition to recoveries through the regulatory process, SDG&E intends to pursue all avenues for recovery from other potentially responsible parties and insurance carriers. However, these anticipated recoveries, if any, cannot be included in our current estimates. SDG&E will continue to assess the probability of recovery in rates of the regulatory asset related to the plant closure and the cost of purchased replacement power of $166 million incurred by SDG&E since the start of the outage. Should SDG&E conclude that recovery in rates is less than the amount anticipated or no longer probable, SDG&E will record an additional charge against earnings at the time such a conclusion is reached. While SONGS was in service, SDG&E’s investment in recent years has contributed after-tax net earnings of approximately $15 million to $20 million per year, which ceased as of the date that Edison decided to permanently retire the plant.

Investment in Wind Farm

In 2011, the CPUC and FERC approved SDG&E’s tax equity investment in a wind farm project. SDG&E’s contractual obligations to invest in the Rim Rock wind farm and to purchase power from the wind farm under the power purchase agreement are both subject to the satisfaction of certain conditions.  The project developer has notified SDG&E that it has met certain conditions specified in the tax equity investment documents and the power purchase agreement that, if not achieved, would allow SDG&E to terminate the power purchase agreement and not to make the investment.  SDG&E disagrees with the project developer as to whether the conditions have been satisfied and, as a result, the parties are engaged in a contractual dispute resolution process.

OTHER SEMPRA ENERGY MATTERS

We discuss potential and expected impacts of the American Taxpayer Relief Act of 2012 and the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 on our income tax expense, earnings and cash flows in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Changes in Revenues, Costs and Earnings – Income Taxes” in the Annual Report.

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

Sempra South American Utilities

Santa Teresa

In May 2011, groundbreaking took place for Santa Teresa, a Luz del Sur project to build a 98-MW hydroelectric power plant in Peru’s Cusco region. It is planned to be completed in 2014.

Transmission Projects

Chilquinta Energía has entered into two 50-percent owned joint ventures, Eletrans S.A. and Eletrans II S.A. (Eletrans, collectively), with Sociedad Austral de Electricidad Sociedad Anónima (SAESA) to construct transmission lines in Chile.

In May 2012, Eletrans was awarded two 220-kilovolt (kV) transmission lines in Chile. The transmission lines will extend 150 miles, and we estimate the project will cost approximately $150 million and be completed in 2017.

In June 2013, Eletrans was awarded two additional 220-kv transmission lines in Chile. The transmission lines will extend approximately 70 miles, and we estimate the project will cost approximately $80 million and be completed in 2018.

The projects will be financed by the joint venture partners. Other financing may be pursued upon completion of the projects.

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

In December 2012, through its joint venture with PEMEX, Sempra Mexico executed an ethane transportation services agreement with PEMEX to construct and operate an approximately 140-mile pipeline to transport ethane from Tabasco, Mexico to Veracruz, Mexico. We estimate it will cost approximately $330 million and be funded by the joint venture without additional capital contributions from the partners. It is expected to be completed in the second half of 2014. The capacity is fully contracted by PEMEX under a 21-year contract denominated in U.S. dollars.

In January 2013, PEMEX announced that the first phase of the Los Ramones project was assigned to and will be developed by our joint venture with PEMEX. The project will consist of a 70-mile natural gas pipeline from the northern portion of the state of Tamaulipas bordering the United States to Los Ramones in the Mexican state of Nuevo León. The capacity is fully contracted under a 25-year transportation services agreement with PEMEX denominated in Mexican pesos, with a contract rate based on the U.S. dollar investment, adjusted annually for inflation and fluctuation of the exchange rate.

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

In May 2013, Sempra Renewables entered into purchase and sales agreements with Consolidated Edison Development. Under the agreements, each company will own a 50-percent equity interest in both Mesquite Solar 1 and Copper Mountain Solar 2. In July 2013, we completed the sale of 50-percent of our equity in Copper Mountain Solar 2 to Consolidated Edison Development.

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

INTEREST RATE RISK

The table below shows the nominal amount and the one-year VaR for long-term debt, excluding commercial paper classified as long-term debt, capital lease obligations and interest rate swaps, and before reductions/increases for unamortized discount/premium, at June 30, 2013 and December 31, 2012:

	Sempra Energy
	Consolidated		SDG&E		SoCalGas
	Nominal	One-Year	Nominal	One-Year	Nominal	One-Year
(Dollars in millions)	Debt	VaR(1)	Debt	VaR(1)	Debt	VaR(1)
At June 30, 2013:
California Utilities fixed-rate	$5,203	$867	$3,790	$653	$1,413	$214
California Utilities variable-rate	340	31	340	31	―	―
All other, fixed-rate and variable-rate	6,344	576	―	―	―	―
At December 31, 2012:
California Utilities fixed-rate	$5,203	$601	$3,790	$451	$1,413	$150
California Utilities variable-rate	345	14	345	14	―	―
All other, fixed-rate and variable-rate	6,306	302	―	―	―	―
(1) After the effects of interest rate swaps.

We provide additional information about interest rate swap transactions in Note 7 of the Notes to Condensed Consolidated Financial Statements herein.

FOREIGN CURRENCY RATE RISK

We discuss our foreign currency rate risk in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report. At June 30, 2013, there were no significant changes to our exposure to foreign currency rate risk since December 31, 2012.

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

Under the supervision and with the participation of management, including the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas, each company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2013, the end of the period covered by this report. Based on these evaluations, the Chief Executive Officers and Chief Financial Officers of Sempra Energy, SDG&E and SoCalGas concluded that their respective company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

SDG&E has a 20-percent ownership interest in SONGS, a 2,150-MW nuclear generating facility near San Clemente, California, operated by Southern California Edison Company, or Edison. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. SONGS’ Units 2 and 3 have been shut down since early 2012, and on June 6, 2013, Edison notified SDG&E that it had reached a decision to permanently retire SONGS Units 2 and 3 and seek approval to start the decommissioning activities for the entire facility. Although the facility will be decommissioned in the future, SDG&E’s ownership interest in SONGS continues to subject it to the risks of owning a partial interest in a nuclear generation facility, which include

▪
the potential that a natural disaster such as an earthquake or tsunami could cause a catastrophic failure of the safety systems in place that are designed to prevent the release of radioactive material. If such a failure were to occur, a substantial amount of radiation could be released and cause catastrophic harm to human health and the environment;

▪	the potential harmful effects on the environment and human health resulting from the prior operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

▪	limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations and the decommissioning of the facility;

▪	uncertainties with respect to the technological and financial aspects of the decommissioning of the facility; and

▪	the results of the CPUC’s Order Instituting Investigation (OII), as described in more detail below, into the SONGS outage that began in the first quarter of 2012.

The occurrence of any of these events could have a material adverse effect on SDG&E’s and Sempra Energy’s businesses, cash flows, financial condition, results of operations and/or prospects.

Ongoing regulatory and maintenance issues at SONGS may have a material adverse effect on us.

SONGS’ Units 2 and 3 have been shut down since early 2012, after a water leak occurred in the Unit 3 steam generator. Since the unscheduled outage started, SDG&E has procured power to ensure a reliable supply of power to meet customers’ needs, replacing the power that would have been available had SONGS been in operation. The estimated cost of the purchased replacement power incurred from January 2012 through June 6, 2013, the date Edison notified SDG&E of its decision to permanently close SONGS, was approximately $166 million. In addition to the estimated cost of the purchased replacement power, SDG&E’s share of SONGS’ operating costs, including depreciation, and the return on its investment in SONGS from January 1, 2012 through June 30, 2013, was approximately $300 million. In November 2012, the CPUC issued an OII into the SONGS outage to determine whether SDG&E should remove from customer rates some or all revenue requirement associated with the portion of the facility that was out of service. This OII will consolidate all SONGS issues from related regulatory proceedings and consider the appropriate cost recovery for SONGS during the shutdown, including among other costs, the cost of the steam generator replacement project, replacement power costs, capital expenditures, operation and maintenance costs and seismic study costs, and the appropriate rate design regarding the recovery of the remaining investment in and any return on the remaining investment in SONGS from the time the units were taken off-line. The OII requires that all costs related to SONGS incurred since January 1, 2012 be tracked in newly established memorandum accounts, and that all revenues collected since January 1, 2012, for recovery of such costs and for the return on SDG&E’s investment in SONGS be subject to refund. The OII will address the extent to which such revenues, if any, will be required to be refunded to customers. As a result of Edison’s decision to permanently retire SONGS’ Units 2 and 3 and seek approval to start the decommissioning activities of the entire facility, SDG&E has removed the net book value of its investment in SONGS and established a new regulatory asset, in accordance with accounting principles generally accepted in the United States of America for regulated entities, representing the amount management believes is probable of recovery in rates in the future. As a result of this analysis, Sempra Energy’s and SDG&E’s second quarter 2013 financial results include an after-tax loss of $119 million reducing the net book value of SDG&E’S investment in SONGS to $322 million, which is included in Other Assets—Other Regulatory Assets on Sempra Energy’s and SDG&E’s Condensed Consolidated Balance Sheets at June 30, 2013. Any failure to recover some or all of this regulatory asset or other costs associated with SONGS, or any decision by the CPUC to require refund of revenues collected in recovery of the costs above could materially adversely affect SDG&E’s and Sempra Energy’s results of operations, cash flows and financial condition.

Should SDG&E conclude that recovery in rates is different than the amount anticipated or is no longer probable, SDG&E will record an additional charge against earnings at the time such a conclusion is reached, which could materially adversely affect SDG&E’s and Sempra Energy’s results of operations, cash flows and financial condition.

New business technologies present a risk for attacks on our information systems and the integrity of our energy grid.

Cybersecurity and the protection of our operations and activities are a priority at Sempra Energy, SDG&E and SoCalGas. We believe that the most significant cybersecurity risks to our businesses reside within the operations of our utilities. In addition to general information and cyber risks that all Fortune 500 corporations face (e.g. malware, malicious intent by insiders and inadvertent disclosure of sensitive information), the utility industry faces new cybersecurity risks associated with automated metering (virtually all of our SDG&E customers have such metering and SoCalGas is in the process of converting its customers to such metering) and with Smart Grid infrastructure. Deployment of these new business technologies represents a new and large-scale opportunity for attacks on the utilities’ information systems and, more importantly, on the integrity of the energy grid. While our computer systems have been, and will likely continue to be, subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks, to date we have not experienced a material breach of cybersecurity. Addressing these risks is the subject of significant ongoing activities across Sempra Energy’s businesses. An attack to our information systems, the integrity of the energy grid, or one of our facilities could have a material adverse effect on our businesses, cash flows, financial condition, results of operations and/or prospects.

ITEM 6. EXHIBITS

The following exhibits relate to each registrant as indicated.

EXHIBIT 10 -- MATERIAL CONTRACTS
Sempra Energy
10.1	Sempra Energy 2013 Long Term Incentive Plan (March 21, 2013 Sempra Energy Proxy Statement, Appendix D).
EXHIBIT 12 -- STATEMENTS RE: COMPUTATION OF RATIOS
Sempra Energy
12.1	Sempra Energy Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
San Diego Gas & Electric Company
12.2	San Diego Gas & Electric Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Southern California Gas Company
12.3	Southern California Gas Company Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
EXHIBIT 31 -- SECTION 302 CERTIFICATIONS
Sempra Energy
31.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
San Diego Gas & Electric Company
31.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.
Southern California Gas Company
31.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

EXHIBIT 32 -- SECTION 906 CERTIFICATIONS
Sempra Energy
32.1	Statement of Sempra Energy’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.2	Statement of Sempra Energy’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
San Diego Gas & Electric Company
32.3	Statement of San Diego Gas & Electric Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.4	Statement of San Diego Gas & Electric Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
Southern California Gas Company
32.5	Statement of Southern California Gas Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350.

32.6	Statement of Southern California Gas Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350.
EXHIBIT 101 -- INTERACTIVE DATA FILE
Sempra Energy / San Diego Gas & Electric / Southern California Gas Company
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Sempra Energy:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPRA ENERGY, (Registrant)

Date: August 6, 2013	By: /s/ Trevor I. Mihalik
Trevor I. Mihalik Controller and Chief Accounting Officer

San Diego Gas & Electric Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAN DIEGO GAS & ELECTRIC COMPANY, (Registrant)

Date: August 6, 2013	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer

Southern California Gas Company:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN CALIFORNIA GAS COMPANY, (Registrant)

Date: August 6, 2013	By: /s/ Robert M. Schlax
Robert M. Schlax Vice President, Controller, Chief Financial Officer and Chief Accounting Officer